Form 10-Q
period 1995-06-30
TOWER BANCORP INC
filed 1995-09-07
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  JUNE 30, 1995

COMMISSION FILE NUMBER:  2-89573

EXACT NAME OF REGISTRANT:  TOWER BANCORP INC.

STATE OF INROCPORATION:  PENNSYLVANIA

I.R.S. EMPLOYER IDENTIFICATION NO. 25-1445946

ADDRESS OF PRINCIPAL OFFICE:  CENTER SQUARE, GREENCASTLE
              PENNSYLVANIA 17225

TELEPHONE NUMBER:  (717) 597-2137

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
SINCE LAST REPORT:  NOT APPLICABLE

INDICATED BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES  X        NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

385,205 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF JUNE 30, 1995.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         JUNE 30, 1995 AND DECEMBER 31, 1994               3

    CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS ENDED JUNE 30, 1995 AND 1994         4

    CONSOLIDATED STATEMENT OF INCOME
         SIX MONTHS ENDED JUNE 30, 1995 AND 1994           5

    CONSOLIDATED STATEMENT OF CASH FLOWS
         THREE MONTHS ENDED JUNE 30, 1995 AND 1994         6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS               8



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                         9

    SIGNATURES                                           10


















                                      2

TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                                               06-30-95       12-31-94
ASSETS
 CASH AND DUE FROM BANKS                          3,575          4,327
INTEREST BEARING BALANCES WITH BANKS              2,539          2,075
FEDERAL FUNDS SOLD                                    0              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATES AND POLITICAL            8,208          8,231
   SUBDIVISIONS (FAIR VALUE $8355, $8151)
 2 US TREASURY SECURITIES                         1,609          1,610
 2 US GOVT AGENCIES AND CORPORATIONS             18,806         18,849
 2 OTHER SECURITIES AND EQUITY SEC                3,739          3,213
   UNREALIZED GAIN (LOSS)                           128        (1,004)
LOANS:                                           95,243         95,309
LESS:  UNEARNED INCOME OF LOANS                   (197)          (240)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,925)        (1,856)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        1,970          2,059
REAL ESTATE OWNED OTHER THAN BANK PREMISES          238            238
ACCRUED INTEREST RECEIVABLE                         877            817
DEFERRED INCOME TAXES                               785          1,149
OTHER ASSETS                                        515            598
                                                -------        -------
TOTAL ASSETS                                    136,110        135,375
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                         7,801          7,277
   SAVINGS                                       52,541         54,390
   TIME                                          56,760         52,515
LIABILITIES FOR BORROWED MONEY                    2,414          6,353
FEDERAL FUNDS PURCHASED                               0              0
ACCRUED INTEREST PAYABLE                            366            269
ACCRUED FEDERAL INCOME TAXES                        388            748
OTHER LIABILITIES                                   690            424
                                                -------        -------
TOTAL LIABILITIES                               120,960        121,976
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 1,000,000 SHARES:
   385,888 SHARES ISSUED - 1995                     965            965
   351,226 SHARES ISSUED - 1994
   SURPLUS                                        3,750          3,749
UNDIVIDED PROFITS                                10,306          9,415
NET UNREALIZED (LOSS) ON MARKETABLE SEC             161          (607)
LESS: COST OF TREASURY STOCK                       (32)          (123)
                                                -------        -------
TOTAL EQUITY CAPITAL                             15,150         13,399
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   136,110        135,375
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.
                                      3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 THREE MONTHS ENDED
INTEREST INCOME                               06-30-95      06-30-94
- ----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,230,768      1,862,512
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              113,744        114,067
  AVAILABLE FOR SALE                            371,416        354,183
INTEREST ON FED FUNDS SOLD                            0             32
INTEREST ON DEPOSITS WITH BANKS                  38,589         20,469
                                                -------        -------
                                              2,754,517      2,351,263
INTEREST EXPENSE
- ----------
INTEREST ON DEPOSITS                          1,114,047        864,358
INTEREST ON FED FUNDS PURCHASED AND
  SECURITIES SOLD UNDER REPO AGREEMENTS             278         10,027
INTEREST ON BORROWED MONEY                       64,234         12,667
                                                -------        -------
                                              1,178,559        887,052
                                                -------        -------
NET INTEREST INCOME                           1,575,958      1,464,211
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,575,958      1,464,211

OTHER INCOME:
TRUST DEPARTMENT INCOME                          51,295         34,899
SERVICE CHARGES ON DEPOSIT ACCOUNTS              70,290         71,640
OTHER SERVICE CHARGES                            21,005         16,758
OTHER OPERATING INCOME                              527          3,072
INVESTMENT SECURITIES GAINS(LOSSES)                 180         83,644
                                                -------        -------
                                                143,297        210,013
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              475,848        451,528
OCCUPANCY EXPENSE OF BANK PREMISES               65,283         63,498
FURNITURE AND FIXTURE EXPENSE                   159,492        152,054
OTHER OPERATING EXPENSES                        309,312        278,020
                                                -------        -------
                                              1,009,935        945,100
                                                -------        -------
INCOME BEFORE TAXES                             709,320        729,124
APPLICABLE INCOME TAXES                         207,159        246,000
                                                -------        -------
NET INCOME                                      502,161        483,124
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  1.30
1.38
CASH DIVIDENDS DECLARED PER SHARE                     0.36
0.33
NUMBER OF SHARES OUTSTANDING                    385,205        349,460
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4
TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 SIX  MONTHS ENDED
INTEREST INCOME                               06-30-95      06-30-94
- ----------                                     -------       -------

INTEREST AND FEES ON LOANS                    4,335,331      3,658,878
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              226,642        225,726
  AVAILABLE FOR SALE                            753,821        686,124
INTEREST ON FED FUNDS SOLD                            0            648
INTEREST ON DEPOSITS WITH BANKS                  63,163         72,279
                                                -------        -------
                                              5,378,957      4,643,655
INTEREST EXPENSE
- ----------
INTEREST ON DEPOSITS                          2,091,746      1,686,593
INTEREST ON FED FUNDS PURCHASED AND
  SECURITIES SOLD UNDER REPO AGREEMENTS             383         17,427
INTEREST ON BORROWED MONEY                      168,642         24,180
                                                -------        -------
                                              2,260,771      1,728,200
                                                -------        -------
NET INTEREST INCOME                           3,118,186      2,915,455
PROVISION FOR LOAN LOSSES                             0         13,000
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         3,118,186      2,902,455

OTHER INCOME:
TRUST DEPARTMENT INCOME                          98,453         88,823
SERVICE CHARGES ON DEPOSIT ACCOUNTS             146,661        136,993
OTHER SERVICE CHARGES                            33,079         33,339
OTHER OPERATING INCOME                            1,302         40,859
INVESTMENT SECURITIES GAINS(LOSSES)              45,219         83,644
                                                -------        -------
                                                324,714        383,658
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              944,395        901,853
OCCUPANCY EXPENSE OF BANK PREMISES              133,358        134,234
FURNITURE AND FIXTURE EXPENSE                   317,065        306,983
OTHER OPERATING EXPENSES                        628,113        544,445
                                                -------        -------
                                              2,022,931      1,887,515
                                                -------        -------
INCOME BEFORE TAXES                           1,419,969      1,398,598
APPLICABLE INCOME TAXES                         390,159        415,000
                                                -------        -------
NET INCOME                                    1,029,810        983,598
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  2.67           2.81
CASH DIVIDENDS DECLARED PER SHARE                     0.36           0.33
NUMBER OF SHARES OUTSTANDING                    385,205        349,460

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      5


TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                               SIX MO          SIX MO
                                               ENDED           ENDED
(,000 OMITTED)                                06-30-95         06-30-94
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------

  NET INCOME                                      1,030            984
ADJ TO RECONCILE NET INC TO NET CASH
  PROV/OPERATING ACT.
  DEPRECIATION AND AMORTIZATION                     129            111
  PROVISION FOR LOAN LOSSES                        (69)             13
  GAIN ON SALE OF INVESTMENT SECURITIES              45             84
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                      364          (189)
  (INCREASE) IN OTHER ASSETS                         83           (66)
  (INCREASE) IN INTEREST RECEIVABLE                (60)           (67)
  INCREASE IN INTEREST PAYABLE                       97             16
  (DECREASE) IN ACCRUED INCOME TAXES              (360)            336
  (DECREASE) IN OTHER LIABILITIES                   266          (473)
  OTHER, NET                                        142            211
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         1,667            960
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                        66        (4,743)
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                       89          (101)
  SALES OF OTHER REAL ESTATE                          0             97
  INT BEARING BALANCES WITH BANKS                 (464)            792
  SECURITIES (NET)                                (459)        (1,017)
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES           (768)        (4,972)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN DEMAND AND SAVINGS DEPOSITS   (1,325)          (210)
  CERTIFICATES OF DEPOSIT (NET)                   4,245          4,823
  NET CHANGE IN FED FUNDS                             0            208
  DEBT (NET)                                    (3,939)          (128)
  PROCEEDS FROM SALE OF CAPITAL STOCK                 0              0
CASH DIVIDENDS PAID                               (138)          (115)
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES       (1,157)          4,578
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS       (258)            566
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    3,836          3,836
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     3,578          4,402
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS

                             TOWER BANCORP INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF JUNE 30, 1995 AND DECEMBER 31, 1994, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

   THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS EXPECTED FOR THE FULL YEAR.


NOTE (2) INCOME TAXES

   INCOME TAX EXPENSE IS LESS THAN THE AMOUNT CALCULATED USING THE STATUTORY TAX RATE PRIMARILY AS A RESULT OF TAX EXEMPT INCOME EARNED FROM STATE AND MUNICIPAL SECURITIES AND LOANS.


NOTE (3) COMMITMENTS

   IN THE NORMAL COURSE OF BUSINESS, THE BANK MAKES VARIOUS COMMITMENTS AND INCURS CERTAIN CONTINGENT LIABILITIES WHICH ARE NOT REFLECTED IN THE ACCOMPANYING FINANCIAL STATEMENTS. THESE COMMITMENTS INCLUDE VARIOUS GUARANTEES AND COMMITMENTS TO EXTEND CREDIT AND THE BANK DOES NOT ANTICIPATE ANY LOSSES AS A RESULT OF THESE TRANSACTIONS.

                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. NET INTEREST INCOME FOR THE BANK INCREASED BY 16% AS COMPARED TO THE SAME PERIOD IN 1994. NET INCOME IS UP 4.7% TO $1,029,810 FOR TOWER. THE BANK HAS BEEN EXPERIENCING A DECLINING RATE ENVIRONMENT. OTHER EXPENSES HAVE RISEN 7.17% FROM THE SAME PERIOD LAST YEAR. THIS INCREASE IS DUE IN PART TO THE TIMING OF EXPENSES IN THE MARKETING AREA. SALARIES WAGES AND OTHER EXPENSES INCREASED 4.72% WHILE OTHER INCOME DECREASED 15%. THE BANK'S EFFICIENCY RATIO STANDS AT 59.62%.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN 1995 AS IT MAINTAINS A RATIO TO TOTAL LOANS OF 2.02%. ANTICIPATED LOSSES ARE WELL BELOW THE CURRENT RESERVE BALANCE. CLASSIFIED AND NON ACCRUAL LOANS CONTINUE TO DECREASE AS A PERCENTAGE OF TOTAL LOANS. THE BANK HAD NET RECOVERIES IN 1994.

THE BANK MAINTAINS A CAPITAL RATIO OF 10.14% AND A RISK BASED RATIO OF (TIER
1) 17.86% COMPARED TO 9.05% AND 15.09% FOR THE SAME PERIOD IN 1994.

IN THE SECOND QUARTER OF 1995 THE BANK'S UNREALIZED LOSS ON SECURITIES HAS DECREASED SIGNIFICANTLY DUE TO CHANGES IN THE BOND MARKET. THE BANK PURCHASES SECURITIES WITH THE INTENT TO HOLD THEM. STRUCTURED NOTES, CMOS AND MBS COMPRISE 18% OF THE INVESTMENT PORTFOLIO.

LIQUIDITY AND CAPITAL RESOURCES
- --------------------
LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMODATE DECREASES IN DEPOSITS AND FUND INCREASES TO THE LOAN PORTFOLIO. THE BANK'S SOURCES OF LIQUIDITY CAME FROM SHORT-TERM MATURITIES OF US GOVERNMENTS, AGENCIES, MUNICIPALS AND OTHER SECURITIES. ADDITIONALLY THE BANK RECEIVED CASH FLOWS FROM IT'S CMO PORTFOLIO. THE BANK HAS UTILIZED ITS FLEXLINE AT THE FHLB TO HELP FUND SOME SHORT TERM GROWTH.

TOWER ISSUED A 10% STOCK DIVIDEND IN ADDITION TO THE REGULAR CASH DIVIDEND DURING THE SECOND QUARTER. THE BANK CONTINUES TO MAINTAIN A PROFITABLE NET INTEREST MARGIN THROUGH PRUDENT ASSET LIABILITY MANAGEMENT. PROFITABILITY AND GROWTH ARE NEAR EXPECTED LEVELS FOR 1995.

                         PART II - OTHER INFORMATION

ITEM (1) LEGAL PROCEEDINGS.

   NOT APPLICABLE.

ITEM (2) CHANGES IN SECURITIES.

   NOT APPLICABLE.

ITEM (3) DEFAULTS UPON SENIOR SECURITIES.

   NOT APPLICABLE.

ITEM (4) SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NOT APPLICABLE.

ITEM (5) OTHER INFORMATION.

   NOT APPLICABLE.

ITEM (6) INDEX TO EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS:

EXHIBIT NUMBER REFERRED TO           DESCRIPTION OF
ITEM 601 OF REGULATIONS 8-K          EXHIBIT
- ------------------                   --------------
2                                    NONE
4                                    INSTRUMENT DEFINING RIGHTS
                                       SECURITY HOLDERS
11                                   NONE
15                                   NONE
18                                   NONE
19                                   NONE
20                                   NONE
22                                   SUBSIDIARIES OF REGISTRANT
23                                   NONE
24                                   NONE
25                                   NONE
28                                   NONE

                                 SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                TOWER BANCORP INC.
                                (REGISTRANT)



DATE:  ________________         JEFF B SHANK, PRESIDENT, CEO
                                (PRINCIPAL EXECUTIVE OFFICER AND
                                  PRINCIPAL FINANCIAL OFFICER)





DATE:  _______________          DONALD F. CHLEBOWSKI JR., TREASURER
                                (PRINCIPAL ACCOUNTING OFFICER)





PART II ITEM (6)

   ITEM 601 - 22 SUBSIDIARIES OF REGISTRANT

     *THE FIRST NATIONAL BANK OF GREENCASTLE
     *NATIONAL BANK ORGANIZED IN PENNSYLVANIA
     *BUSINESS NAME:  THE FIRST NATIONAL BANK OF GREENCASTLE
     *ANTRIM TOWER, PARTNERSHIP