Form 10-Q
period 1995-09-30
TOWER BANCORP INC
filed 1995-11-15
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  SEPTEMBER 30, 1995

COMMISSION FILE NUMBER:  2-89573

EXACT NAME OF REGISTRANT:  TOWER BANCORP INC.

STATE OF INCORPORATION:  PENNSYLVANIA

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

424,090 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF SEPTEMBER 30, 1995.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         SEPTEMBER 30, 1995 AND DECEMBER 31, 1994          3


    CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS ENDED SEPTEMBER 30,1995 AND 1994     4

    CONSOLIDATED STATEMENT OF INCOME
         NINE MONTHS ENDED SEPTEMBER 30,1995 AND 1994      5

    CONSOLIDATED STATEMENT OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30,1995 AND 1994      6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS               8



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                         9

    SIGNATURES                                           10

















                                      2

TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                                               09-30-95       12-31-94
ASSETS
 CASH AND DUE FROM BANKS                          3,511          4,327
INTEREST BEARING BALANCES WITH BANKS              3,145          2,075
FEDERAL FUNDS SOLD                                3,730              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATES AND POLITICAL            8,208          8,231
   SUBDIVISIONS (FAIR VALUE $8424,8151)
 2 US TREASURY SECURITIES                         1,298          1,610
 2 US GOVT AGENCIES AND CORPORATIONS             19,918         18,849
 2 OTHER SECURITIES AND EQUITY SEC                3,430          3,213
   UNREALIZED GAIN (LOSS)                           181        (1,004)
LOANS:                                           94,121         95,309
LESS:  UNEARNED INCOME OF LOANS                   (197)          (240)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,928)        (1,856)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        1,961          2,059
REAL ESTATE OWNED OTHER THAN BANK PREMISES          238            238
ACCRUED INTEREST RECEIVABLE                         905            817
DEFERRED INCOME TAXES                               778          1,149
OTHER ASSETS                                        704            598
                                                -------        -------
TOTAL ASSETS                                    140,003        135,375
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                         9,822          7,277
   SAVINGS                                       53,335         54,390
   TIME                                          58,621         52,515
LIABILITIES FOR BORROWED MONEY                      903          6,353
FEDERAL FUNDS PURCHASED                               0              0
ACCRUED INTEREST PAYABLE                            391            269
ACCRUED FEDERAL INCOME TAXES                        637            748
OTHER LIABILITIES                                   511            424
                                                -------        -------
TOTAL LIABILITIES                               124,220        121,976
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 1,000,000 SHARES:
   424,090 SHARES ISSUED - 1995                   1,060            965
   385,888 SHARES ISSUED - 1994
   SURPLUS                                        5,354          3,749
UNDIVIDED PROFITS                                 9,190          9,415
NET UNREALIZED (LOSS) ON MARKETABLE SEC             206          (607)
LESS: COST OF TREASURY STOCK                       (27)          (123)
                                                -------        -------
TOTAL EQUITY CAPITAL                             15,783         13,399
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   140,003        135,375
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.
                                      3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 THREE MONTHS ENDED
INTEREST INCOME                               09-30-95      09-30-94
----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,227,540      1,953,310
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              112,056        111,832
  AVAILABLE FOR SALE                            377,669        306,588
INTEREST ON FED FUNDS SOLD                       17,016          1,350
INTEREST ON DEPOSITS WITH BANKS                  35,957         71,952
                                                -------        -------
                                              2,770,238      2,445,032
INTEREST EXPENSE
----------
INTEREST ON DEPOSITS                          1,186,793        913,971
INTEREST ON FED FUNDS PURCHASED                     104         12,995
INTEREST ON BORROWED MONEY                       23,492         19,997
                                                -------        -------
                                              1,210,389        946,963
                                                -------        -------
NET INTEREST INCOME                           1,559,849      1,498,069
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,559,849      1,498,069

OTHER INCOME:
TRUST DEPARTMENT INCOME                          54,779         45,547
SERVICE CHARGES ON DEPOSIT ACCOUNTS              79,877         72,072
OTHER SERVICE CHARGES                            20,717         16,461
OTHER OPERATING INCOME                           11,227         13,804
INVESTMENT SECURITIES GAINS(LOSSES)              37,820         11,084
                                                -------        -------
                                                204,420        158,968
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              472,016        468,234
OCCUPANCY EXPENSE OF BANK PREMISES               64,670         60,638
FURNITURE AND FIXTURE EXPENSE                   143,775        143,146
OTHER OPERATING EXPENSES                        238,779        274,817
                                                -------        -------
                                                919,240        946,835
                                                -------        -------
INCOME BEFORE TAXES                             845,029        710,202
APPLICABLE INCOME TAXES                         246,841        177,660
                                                -------        -------
NET INCOME                                      598,188        532,542
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  1.41
1.38
CASH DIVIDENDS DECLARED PER SHARE                     0.33
0.33
NUMBER OF SHARES OUTSTANDING                    424,090        385,888
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4
TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                NINE  MONTHS ENDED
INTEREST INCOME                               09-30-95      09-30-94
----------                                     -------       -------

INTEREST AND FEES ON LOANS                    6,562,871      5,612,188
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              338,698        337,558
  AVAILABLE FOR SALE                          1,131,490        992,712
INTEREST ON FED FUNDS SOLD                       17,016          1,998
INTEREST ON DEPOSITS WITH BANKS                  99,120        144,231
                                                -------        -------
                                              8,149,195      7,088,687
INTEREST EXPENSE
----------
INTEREST ON DEPOSITS                          3,278,539      2,600,564
INTEREST ON FED FUNDS PURCHASED                     487         30,422
INTEREST ON BORROWED MONEY                      192,134         44,177
                                                -------        -------
                                              3,471,160      2,675,163
                                                -------        -------
NET INTEREST INCOME                           4,678,035      4,413,524
PROVISION FOR LOAN LOSSES                             0         13,000
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         4,678,035      4,400,524

OTHER INCOME:
TRUST DEPARTMENT INCOME                         153,232        134,370
SERVICE CHARGES ON DEPOSIT ACCOUNTS             226,538        209,065
OTHER SERVICE CHARGES                            53,796         49,800
OTHER OPERATING INCOME                           12,529         54,663
INVESTMENT SECURITIES GAINS(LOSSES)              83,039         94,728
                                                -------        -------
                                                529,134        542,626
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS            1,416,411      1,370,087
OCCUPANCY EXPENSE OF BANK PREMISES              198,028        194,872
FURNITURE AND FIXTURE EXPENSE                   460,840        450,129
OTHER OPERATING EXPENSES                        866,892        819,262
                                                -------        -------
                                              2,942,171      2,834,350
                                                -------        -------
INCOME BEFORE TAXES                           2,264,998      2,108,800
APPLICABLE INCOME TAXES                         637,000        592,660
                                                -------        -------
NET INCOME                                    1,627,998      1,516,140
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  3.84           3.93
CASH DIVIDENDS DECLARED PER SHARE                     0.36           0.33
NUMBER OF SHARES OUTSTANDING                    424,090        385,888

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      5



TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                               NINE MO         NINE MO
                                               ENDED           ENDED
(,000 OMITTED)                                09-30-95         09-30-94
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------
  NET INCOME                                      1,542          1,516
ADJMENTS TO RECONCILE NET CASH:
  DEPRECIATION AND AMORTIZATION                     192            167
  PROVISION FOR LOAN LOSSES                           0             13
  GAIN ON SALE OF INVESTMENT SECURITIES              83             95
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                    (371)          (235)
  (INCREASE) IN OTHER ASSETS                      (106)          (116)
  (INCREASE) IN INTEREST RECEIVABLE                (88)           (98)
  INCREASE IN INTEREST PAYABLE                      122              4
  (DECREASE) IN ACCRUED INCOME TAXES              (111)             51
  (DECREASE) IN OTHER LIABILITIES                    87          (106)
  OTHER, NET                                        372            232
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         1,722          1,523
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                     1,145        (6,190)
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                       98          (122)
  SALES OF OTHER REAL ESTATE                          0             99
  INT BEARING BALANCES WITH BANKS (NET)         (1,070)            470
  SECURITIES (NET)                                (974)        (1,490)
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES           (801)        (7,233)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN DEMAND AND SAVINGS DEPOSITS     1,490          2,606
  CERTIFICATES OF DEPOSIT (NET)                   6,106          4,512
  NET CHANGE IN FED FUNDS                       (3,730)              0
  DEBT (NET)                                    (5,450)          (188)
  PROCEEDS FROM SALE OF CAPITAL STOCK                 0              0
CASH DIVIDENDS PAID                               (153)          (168)
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES       (1,737)          6,762
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS       (816)          1,052
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    4,327          3,836
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     3,511          4,888
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS

                             TOWER BANCORP INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF SEPT.30, 1995 AND SEPTEMBER 30,1994, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT.30, 1995 AND 1994, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

   THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT.30, 1995 AND 1994 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS EXPECTED FOR THE FULL YEAR.


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

                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. NET INTEREST INCOME FOR THE BANK INCREASED BY 6.31% AND 4.12% FOR THE NINE AND THREE MONTH PERIODS ENDED 9-30-95 COMPARED TO THE SAME PERIODS IN 1994. OTHER INCOME IS DOWN SLIGHTLY DUE TO FEWER GAINS BEING TAKEN IN THE EQUITY PORTFOLIO. OTHER EXPENSES HAVE INCREASED ONLY 3.80% FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995. NET INCOME IS UP 12.33% AND 7.38% FOR THE THREE AND NINE MONTH PERIODS ENDED 9-30-95.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN 1995 AS IT MAINTAINS A RATIO TO TOTAL LOANS OF 2.05%. ANTICIPATED LOSSES ARE WELL BELOW THE CURRENT RESERVE BALANCE. THE BANK HAS HAD NET RECOVERIES THUS FAR IN 1995.

THE BANK MAINTAINS A CAPITAL RATIO OF 10.49% AND A RISK BASED RATIO OF 18.04% AS OF 9-30-95.

TOWER'S INVESTMENT PORTFOLIO HAS AN UNREALIZED GAIN OF $181,000. LESS THAN 20% OF THE BANK'S INVESTMENTS ARE IN STRUCTURED NOTES AND CMOS.


LIQUIDITY AND CAPITAL RESOURCES
--------------------
LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMODATE DECREASES IN DEPOSITS AND FUND INCREASES TO THE LOAN PORTFOLIO. THE BANK'S SOURCES OF LIQUIDITY CAME FROM AN AVERAGE BALANCE OF APPROXIMATELY $1,000,000 IN MATURITIES FROM THE INVESTMENT PORTFOLIO AS WELL AS NORMAL PRINCIPAL AND INTEREST PAYMENTS FROM THE LOAN AND MORTGAGE BACKED PORTFOLIOS. INCREASES IN THE DEPOSIT BASE ALSO PROVIDED LIQUIDITY. THE BANK IS CURRENTLY SELLING ON AVERAGE OVER $3,000,000 PER DAY IN FED FUNDS.

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

EXHIBIT NUMBER REFERRED TO           DESCRIPTION OF
ITEM 601 OF REGULATIONS 8-K          EXHIBIT
------------------                   --------------
2                                    NONE
4                                    INSTRUMENT DEFINING RIGHTS
                                       SECURITY HOLDERS
11                                   NONE
15                                   NONE
18                                   NONE
19                                   NONE
20                                   NONE
22                                   SUBSIDIARIES OF REGISTRANT
23                                   NONE
24                                   NONE
25                                   NONE
27                                   FINANCIAL DATA SCHEDULE
28                                   NONE

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