Form 10-Q
period 1996-03-31
TOWER BANCORP INC
filed 1996-05-16
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  MARCH 31, 1996

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

422,590 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF MARCH 31, 1996.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         MARCH 31, 1996 AND DECEMBER 31, 1995             3


    CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995       4

    CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995       5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            6

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS              7



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                         8

    SIGNATURES                                            9

    EXHIBITS                                             10-11
















                                      2


TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                                               03-31-96       12-31-95
ASSETS
 CASH AND DUE FROM BANKS                          3,244          3,622
INTEREST BEARING BALANCES WITH BANKS              2,366          2,354
FEDERAL FUNDS SOLD                                    0              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATES AND POLITICAL            8,116          8,011
   SUBDIVISIONS (FAIR VALUE $8272,8155)
 2 US TREASURY SECURITIES                         1,098          1,097
 2 US GOVT AGENCIES AND CORPORATIONS             20,524         20,921
 2 OTHER SECURITIES AND EQUITY SEC                5,358          4,785
   UNREALIZED GAIN (LOSS)                            41            120
LOANS:                                           97,591         96,119
LESS:  UNEARNED INCOME OF LOANS                   (195)          (201)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,944)        (1,945)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        1,855          1,830
REAL ESTATE OWNED OTHER THAN BANK PREMISES          238            238
ACCRUED INTEREST RECEIVABLE                         889            891
DEFERRED INCOME TAXES                               789            612
OTHER ASSETS                                        818            728
                                                -------        -------
TOTAL ASSETS                                    140,788        139,182
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                         6,337          8,201
   SAVINGS                                       55,264         51,312
   TIME                                          58,947         60,247
LIABILITIES FOR BORROWED MONEY                      750          1,222
FEDERAL FUNDS PURCHASED                           1,441            486
ACCRUED INTEREST PAYABLE                            391            389
ACCRUED FEDERAL INCOME TAXES                        217              0
OTHER LIABILITIES                                   948          1,177
                                                -------        -------
TOTAL LIABILITIES                               124,295        123,034
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 1,000,000 SHARES:
   385,888 SHARES ISSUED - 1995                   1,060          1,060
   422,590 SHARES ISSUED - 1996
   SURPLUS                                        5,354          5,354
UNDIVIDED PROFITS                                10,073          9,508
NET UNREALIZED (LOSS) ON MARKETABLE SEC              87            254
LESS: COST OF TREASURY STOCK                       (81)           (28)
                                                -------        -------
TOTAL EQUITY CAPITAL                             16,493         16,148
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   140,788        139,182
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.
                                      3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 THREE MONTHS ENDED
INTEREST INCOME                               03-31-96      03-31-95
- ----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,163,491      2,104,563
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              108,645        113,744
  AVAILABLE FOR SALE                            411,456        382,405
INTEREST ON FED FUNDS SOLD                        4,068              0
INTEREST ON DEPOSITS WITH BANKS                  43,155         24,574
                                                -------        -------
                                              2,730,815      2,625,286
INTEREST EXPENSE
- ----------
INTEREST ON DEPOSITS                          1,181,515        977,699
INTEREST ON FED FUNDS PURCHASED                     104         12,995
 AND SECURITIES SOLD UNDER REPO AGREEMENTS        5,387            105
INTEREST ON BORROWED MONEY                        7,895        105,254
                                                -------        -------
                                              1,201,797      1,083,058
                                                -------        -------
NET INTEREST INCOME                           1,529,018      1,542,228
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,529,018      1,542,228

OTHER INCOME:
TRUST DEPARTMENT INCOME                          78,670         47,158
SERVICE CHARGES ON DEPOSIT ACCOUNTS              71,027         76,371
OTHER SERVICE CHARGES                            21,487         12,047
OTHER OPERATING INCOME                            5,781            775
INVESTMENT SECURITIES GAINS(LOSSES)              40,372         45,039
                                                -------        -------
                                                217,337        181,417
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              484,312        468,547
OCCUPANCY EXPENSE OF BANK PREMISES               69,043         68,075
FURNITURE AND FIXTURE EXPENSE                   79,9735        157,573
OTHER OPERATING EXPENSES                        331,131        318,801
                                                -------        -------
                                                964,459      1,012,996
                                                -------        -------
INCOME BEFORE TAXES                             781,896        710,649
APPLICABLE INCOME TAXES                         217,300        183,000
                                                -------        -------
NET INCOME                                      564,596        527,649
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  1.34
1.37
NUMBER OF SHARES OUTSTANDING                    422,590        385,888
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                               PERIOD         PERIOD
                                               ENDED           ENDED
(,000 OMITTED)                                03-31-96         03-31-95
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------
  NET INCOME                                        565            529
ADJ TO RECONCILE NET INC TO NET CASH
  DEPRECIATION AND AMORTIZATION                      65             65
  PROVISION FOR LOAN LOSSES                           0           (19)
  GAIN ON SALE OF INVESTMENT SECURITIES              40             45
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                    (177)          (104)
  (INCREASE) IN OTHER ASSETS                       (90)          (242)
  (INCREASE) IN INTEREST RECEIVABLE                   2           (56)
  INCREASE IN INTEREST PAYABLE                        2             37
  (DECREASE) IN ACCRUED INCOME TAXES                217          (565)
  (DECREASE) IN OTHER LIABILITIES                 (229)            719
  OTHER, NET                                      (378)            401
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES            17            810
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                   (1,472)          (106)
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                     (25)           (35)
  SALES OF OTHER REAL ESTATE                          0              0
  INT BEARING BALANCES WITH BANKS                  (12)          (198)
  SECURITIES (NET)                                (282)          (319)
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES         (1,791)          (658)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET INCREASE IN DEMAND AND SAVINGS DEPOSITS     2,088        (2,544)
  CERTIFICATES OF DEPOSIT (NET)                 (1,300)          1,444
  NET CHANGE IN FED FUNDS                             0              0
  DEBT (NET)                                        483            368
  PROCEEDS FROM SALE OF CAPITAL STOCK                 0              0
CASH DIVIDENDS PAID                                   0              0
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,271          (732)
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS       (503)          (580)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    3,747          4,327
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     3,244          3,747
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS

                             TOWER BANCORP INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF MARCH 31,1996 AND DECEMBER 31,1995, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31,1996 AND 1995, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

   THE RESULTS OF OPERATIONS FOR THESE PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS EXPECTED FOR THE FULL YEAR.


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

                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. NET INTEREST MARGIN FOR THE BANK REMAINED RELATIVELY CONSTANT COMPARED TO THE SAME PERIOD IN 1995. THE BANK'S COST OF FUNDS INCREASED DURING THE FIRST QUARTER (CD ROLLOVERS) HELPING TO SHRINK THE MARGINS. THIS TREND HAS REVERSED IN THE BEGINNING OF QUARTER TWO. COMPUTER EXPENSES WERE RECLASSIFIED (REMOVED FROM FURN.& FIX), AND PLACED INTO OTHER EXPENSES. OTHER EXPENSES WOULD HAVE SEEN A SIGNIFICANT REDUCTION IF NOT FOR THIS RECLASSIFICATION. NET INCOME FOR TOWER WAS UP 7% OVER LAST YEAR.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN AS IT MAINTAINS A RATIO TO TOTAL LOANS OF 2.02%. ANTICIPATED LOSSES ARE WELL BELOW THE CURRENT RESERVE BALANCE. CLASSIFIED AND NON ACCRUAL LOANS CONTINUE TO DECREASE AS A PERCENTAGE OF TOTAL LOANS. THE BANK HAD NET RECOVERIES IN 1995.

THE BANK MAINTAINS A CAPITAL RATIO OF 10.30% AND A RISK BASED RATIO OF  (TIER
1) 17.15% COMPARED TO 10.10% AND 17.49% FOR THE SAME PERIOD IN 1995.



LIQUIDITY AND CAPITAL RESOURCES
- --------------------
LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMODATE DECREASES IN DEPOSITS AND FUND INCREASES TO THE LOAN PORTFOLIO. THE BANK'S SOURCES OF LIQUIDITY CAME FROM SHORT-TERM MATURITIES OF US GOVERNMENTS, AGENCIES, MUNICIPALS AND OTHER SECURITIES. ADDITIONALLY THE BANK RECEIVED CASH FLOWS FROM IT'S CMO PORTFOLIO. THE BANK HAS UTILIZED ITS FLEXLINE AT THE FHLB HELP FUND SOME SHORT TERM GROWTH.

TOWER ANNOUNCED A STOCK SPLIT TO TAKE EFFECT AS OF 4-15-96. DIVIDEND PAYOUTS SHOULD REMAIN RELATIVELY THE SAME.

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