Form 10-K
period 1995-12-31
TOWER BANCORP INC
filed 1996-05-31
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission file number:  0-12826

                           TOWER BANCORP, INC.
(Exact name of registrant as specified in its charter)

    Pennsylvania                                    25-1445946
State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

Center Square, Greencastle, Pennsylvania               17225
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (717) 597-2137

Securities registered pursuant to Section 12(b) of the Act:
         None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, Par Value $ 2.50          The Common Stock is not
Per Share                               registered on any exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No


As of December 31, 1995, 423,485 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 19,056,825.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December31, 1995 are incorporated by reference into Parts I and
II. Portions of the Proxy Statement for 1996 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.




















































- -1-

Item 1.  Business.

History and Business
          Tower Bancorp, Inc. ("Tower") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Tower was organized on October12, 1983, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring The First National Bank of Greencastle, Greencastle, Pennsylvania ("First") and such other banks and bank related activities as are permitted by law and desirable. On June1, 1984, Tower acquired 100% ownership of The First National Bank of Greencastle, issuing 159,753 shares of Tower's common stock to the former First shareholders.
          During 1990 Tower acquired 2,125 of its common stock that is held as Treasury Stock at December31, 1990, decreasing the total number of outstanding shares at year-end to 349,101. In April of 1991, Tower sold 335 shares of its common stock that were held as Treasury Stock increasing the total number of outstanding shares at December31, 1991 to 349,436. During 1992 Tower acquired 2,512 shares of its common stock and sold 1,850 shares of its common stock that was held as Treasury Stock to First's ESOP plan, decreasing the total number of shares outstanding at December31, 1992 to 348,774. During 1993 Tower acquired 2,400 shares of its common stock and sold 1,662 shares of its common stock that was held as treasury stock to First's ESOP plan, decreasing the total number of shares outstanding at December 31, 1993 to 348,036. During 1994 Tower acquired 1,634 shares of its own common stock and sold 1,841 shares of its common stock that was held as treasury stock to First's ESOP plan. Tower also issued a 10% stock dividend on July 15, 1994 of 34,662 shares, increasing the total number of shares outstanding at December 31, 1994 to 382,875.



- -2-

          During 1995 Tower acquired 667 shares of its own common stock and sold 2,931 shares of its common stock that was held as treasury stock to First's ESOP plan and 144 shares to First's president as part of a stock option plan. Tower also issued a 10% stock dividend on July 7, 1995 of 38,202 shares, increasing the total number of shares outstanding at December 31, 1995 to 423,485.
          Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its four branches are located in Quincy, Shady Grove, Mercersburg and Laurich, as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
          Tower has no employees other than its four officers who are also employees of First, its subsidiary. On December31, 1995, First had 56 full-time and 19 part-time employees.
          Tower contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks. Tower also may seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities. Any acquisition by Tower will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, and, in some instances, other regulatory agencies and its shareholders. Tower currently is in the process of securing approval for the purchase of property, to be used as a branch office, in Washington County, Maryland.







- -3-

Business of First
          First was organized as a national bank in 1983 as part of an agreement and plan of merger between Tower and The First National Bank of Greencastle, the predecessor of First, under which First became a wholly-owned subsidiary of Tower. As indicated, First is the successor to The First National Bank of Greencastle which was originally organized in 1864.
          First is engaged in commercial banking and trust business as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate, business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
          Through its trust department, First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.
          As of December31, 1995, First had total assets of approximately $137 million, total shareholders' equity of approximately $14 million and total deposits of approximately $120 million.
Regulation and Supervision
          Tower Bancorp, Inc. (Tower) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). Tower is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB. The FRB generally is prohibited from approving any application by a bank holding company to acquire voting shares of any bank in another state unless such acquisition is specifically authorized by the laws of such state or unless, under certain circumstances, such bank is a failing bank.



- -4-

          Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First National Bank of Greencastle (First). As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.
          The operations of First are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
          The primary supervisory authority of First is the Office of the Comptroller of the Currency (OCC), who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.
          Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on
- -5-

deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 14 of the Notes to Financial Statements for a discussion of the limitations on the availability of Tower's subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.
          The Financial Institutions Reform, Recovery and Enforcement Act of 1989(FIRREA) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation(FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Tower currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
          The OCC issued guidelines which, effective December31, 1990, imposed upon national banks new risk-based capital and leverage standards. These new capital requirements of bank regulators, are discussed on page 42 under "Capital Funds". Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.













- -6-

          In December1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment systems. The FDICIA also contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also contains provisions limiting the acceptance of brokered deposits by certain depository institutions, placing restrictions on the terms of "bank investment contracts" that may be offered by depository institutions and provisions requiring the FDIC to study the current rules applicable to the aggregation of accounts of depositors at an institution that are entitled to FDIC insurance. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.







- -7-

          FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized". A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subisidaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
          Based on their respective regulatory capital ratios at December 31, 1995, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" on page 42 for information regarding the Bank's regulatory capital ratios.
          The earnings of First, and therefore the earnings of Tower, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities





- -8-

including the FRB, the OCC and the FDIC. In addition, there are numerous governmental requirements and regulations that affect the activities of Tower.
Competition
          First's principal market area consists of the southern portion of Franklin County, Pennsylvania, the northeastern portion of Washington County, Maryland, and a portion of Fulton County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.
          First, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than First. First is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.   Properties.
          The First National Bank of Greencastle owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; and in Quincy, Pennsylvania. In addition, First leases approximately 1,500 square feet in a building located at 305 North Main Street, Mercersburg, Pennsylvania. Offices of the bank are located in each of these buildings.









- -9-

Item 3.   Legal Proceedings.
          Tower is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Tower's management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower's operations or financial position.
Item 4.   Submission of Matters to Vote of Security Holders.
          None

Part II

Item 5.   Market for Registrant's Common Stock and Related Security

            Holder Matters.

          Tower's common stock is not traded on a national securities exchange, but is traded inactively through the local and over-the-counter local markets. At December 31, 1995, the approximate number of shareholders of record was 865. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                         Cash Dividends
            Period            Paid               Market Price
1995   (1)1st Quarter             $   0                        $ 45.00 - $
46.00
          2nd Quarter             .39                          48.00 -
48.00
          3rd Quarter             0                            45.00 -
48.00
          4th Quarter             .83                          45.00 -
45.00

1994      1st Quarter             $   0                        $ 36.00 - $
36.00
          2nd Quarter             .33                          41.00 -
45.90
          3rd Quarter             0                            45.00 -
45.90
          4th Quarter             .75                          45.00 -
45.00

          (1) Note: Market prices and cash dividends per share for 1994 were based on weighted average shares of common stock outstanding in 1994 after giving retroactive recognition to a 10% stock dividend in July 1995.






- -10-


Item 6.  Selected Financial Data.

                    1995       1994        1993      1992      1991
Income (000 omitted)
 Interest income          $ 11,002  $ 9,666     $ 9,034   $ 9,676    $ 10,148
 Interest expense         4,703     3,661       3,585     4,393      5,685
 Provision for
  loan losses                    0       13         235      290          240
 Net interest
  income after
  provision for
  loan losses             6,299     5,992       5,214     4,993      4,223
 Other operating
  income                  719       697         735       809        426
 Other operating
  expenses                   3,921    3,824       3,576     3,836      3,209
 Income before
  income taxes            3,097     2,865       2,373     1,966      1,440
 Applicable income
  tax(benefit)                 812      748         684       473
248
    Net income            $  2,285  $ 2,117     $ 1,689   $ 1,493    $ 1,192

Per share amounts are based on the following weighted average shares outstanding after giving retroactive recognition to a 10% stock dividend issued in July 1995 and 1994:

  1995 - 402,690    1993 - 385,582    1991 - 384,083
  1994 - 383,423    1992 - 385,314

                  1995       1994        1993         1992         1991
Income (000 omitted)
 Net income          $   5.67   $    5.52    $    4.37   $    3.87    $
3.10
 Cash dividend
  paid               1.22       1.08         .95         .87          .80
 Book value          40.10      34.80        31.92       28.62        25.77

Year-End Balance Sheet Figures
   (000 omitted)
 Total assets            $ 139,182  $ 135,378   $ 125,495    $ 120,435
$ 111,012
     Net loans               93,905     93,282      84,750       77,04871,802
 Total
  investment
      securities             33,733     30,841      29,687       30,03027,654
 Deposits-
  noninterest
   bearing               8,201      7,308       7,542        6,306
4,898
 Deposits-
  interest
     bearing                111,559    106,906     101,742      100,58793,966
    Total deposits          119,760    114,214     109,284      106,89398,864
 Total stock-
  holders'
       equity                 16,148     13,343      12,319       11,0299,902

- -11-

                    1995       1994        1993         1992         1991
Ratios
 Average equity/
          average assets         11.60      9.84        9.62         9.108.61
 Return on
        average equity         14.90      16.50       14.46        14.2612.67
 Return on
          average assets         1.64       1.62        1.39         1.291.09

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Management's discussion and analysis of financial condition and results of operations on pages 38 through 43 of this report for the year ended December31, 1995 are incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data.

          The report of independent auditors and the following consolidated financial statements and schedules of Tower are submitted herewith:
                                                                      Page

          Independent Auditor's Report                                   13

          Consolidated balance sheets December 31, 1995 and 1994         14

          Consolidated statements of income for the years ended
          December 31, 1995, 1994 and 1993                               15

          Consolidated statements of changes in stockholders'
          equity for the years ended December 31, 1995, 1994 and 1993    16

          Consolidated statements of cash flows for the years
          ended December 31, 1995, 1994 and 1993                         17
and 18

          Notes to consolidated financial statements                     19
- - 34

          Summary of quarterly financial data (unaudited)                35















- -12-
INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tower Bancorp Inc.
Greencastle, Pennsylvania


          We have audited the accompanying consolidated balance sheets of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and statements of cash flows for each of the three years ended December 31, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years ended December 31, 1995 in conformity with generally accepted accounting principles.



                                   SMITH ELLIOTT KEARNS & COMPANY




Chambersburg, Pennsylvania
January 26, 1996




- -13-

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994




     ASSETS
                                              1995              1994

                                                    (000 omitted)

Cash and due from banks                              $   3,622        $
4,327
Interest bearing deposits with banks                 3,435            2,134
Investment Securities
 Available for sale                                  23,285
20,749
 Held to maturity, fair value of
  $ 8,218 - 1995; $ 8,087 - 1994                     8,011            8,231
Other bank stock                                     2,437            1,861
Loans
 Commercial, financial and agricultural              8,736            8,506
 Real estate - Mortgages (net of deferred
   loan origination fees $ 201 - 1995;
   $ 204 - 1994)                                     76,624
76,655
 Real estate - Construction and land
   development                                       1,494            1,004
 Consumer                                                8,996
8,973
                                                     95,850
95,138
 Less: Allowance for loan losses                          1,945
1,856

        Total loans                                  93,905
93,282



Premises, equipment, furniture and fixtures          1,830            1,972
Real estate owned other than premises                319              325
Prepaid federal taxes                                107              0
Accrued interest receivable                          891              816
Deferred income tax charges                          612              1,094
Other assets                                               728
 587




        Total assets                                 $ 139,182        $
135,378









The Notes to Consolidated Financial Statements are an integral part of these statements.

- -14-









     LIABILITIES
                                                   1995         1994

                                                     (000 omitted)


Deposits in domestic offices
 Demand, noninterest bearing                              $    8,201  $
7,308
 Savings                                                  51,312
52,507
 Time                                                         60,247
54,399
        Total deposits                                    119,760
114,214
Accrued interest payable                                  389         269
Federal funds purchased                                   486         0
Liabilities for borrowed money                            1,222       6,353
Accrued federal income taxes                              0           57
Other liabilities                                              1,177
1,142

        Total liabilities                                   123,034
122,035

     STOCKHOLDERS' EQUITY

Stockholders' equity
 Common stock: par value $ 2.50; authorized
   1,000,000 shares, issued 424,090
   shares - 1995; 385,888 shares - 1994                   1,060       965
 Additional paid-in capital                               5,354       3,749
 Retained earnings                                        9,508       9,415
 Unrealized holding gain (loss) on
   securities available for sale - net of tax -
   $ 131 - 1995 and $ 341 - 1994                                254   (
  663)
                                                          16,176
13,466
 Less:  Cost of Treasury stock, 605
         shares - 1995; 3,013 shares - 1994               (       28) (
  123)

        Total stockholders' equity                           16,148
13,343

        Total liabilities and stockholders'
         equity                                           $ 139,182   $
135,378

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                            1995       1994     1993
                                                 (000 omitted)
Interest and Dividend Income
  Interest and fees on loans                      $  8,809  $ 7,634   $
6,884
  Interest and dividends on investment
   securities
      Taxable                                     1,587     1,443     1,529
      Federal tax exempt                          449       449       442
  Interest on federal funds sold                  57        3         23
  Interest on deposits with banks                      100      137
156
      Total interest income                         11,002    9,666
9,034

Interest Expense
  Interest on time certificates of
   deposit of $ 100,000 or more                   588       474       357
  Interest on other deposits                      3,901     3,055     3,195
  Interest on borrowed money                          214       132
33
      Total interest expense                        4,703     3,661
3,585

  Net interest income                             6,299     6,005     5,449
  Provision for loan losses                             0        13
235
      Net interest income after
       provision for loan losses                    6,299     5,992
5,214

Other Income
  Trust department income                         200       190       166
  Service charges on deposit accounts             288       269       272
  Other service charges, collection and
   exchange charges, commissions and fees         102       103       84
  Investment securities gains                     118       135       131
  Gain on sale of other real estate               0         0         82
  Gain on sale of property, equipment,
   furniture and fixtures                              11         0
 0
                                                      719       697
735
Other Expenses
  Salaries, wages and other employee
   benefits                                       1,917     1,836     1,705
  Occupancy expense                               258       254       233
  Furniture and equipment expenses                640       617       518
  FDIC insurance premiums                         134       251       240
  Other operating expenses                            972       866
880
                                                    3,921     3,824
3,576

      Income before income taxes                  3,097     2,865     2,373
  Applicable income tax expense                       812       748
684
      Net income                                  $ 2,285   $ 2,117   $
1,689

  Earnings per share of common stock
      Net income                              $ 5.67    $ 5.52    $ 4.37

The Notes to Consolidated Financial Statements are an integral part of these statements.

- -15-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993

                                                    Unrealized
                                                   Holding Gain
                                                    (Loss) on
                               Additional            Available
                        Common  Paid-In   Retained   for Sale   Treasury
                        Stock   Capital   Earnings  Securities    Stock
                                           (000 omitted)
Balance at December 31,
 1992                          $  878   $ 2,328   $ 7,898  $   0       ($
75)
  Net income                   0        0         1,689    0           0
  Cash dividends declared
   on common stock
   ($ .95 per share)           0        0         (    366)            0
0
  Purchase of treasury
   stock (2,400 shares)        0        0         0        0           (
84)
  Sale of treasury stock
   (1,662 shares)                    0        0         0      0
51

Balance at December 31,
 1993                              878    2,328     9,221      0       (
108)
  Net income                   0        0         2,117    0           0
  Cash dividends declared
   on common stock
   ($ 1.08 per share)          0        0         (    415)            0
0
  Net unrealized loss on
   available for sale
   securities                  0        0         0        (  663)     0
  Purchase of treasury
   stock (1,634 shares)        0        0         0        0           (
73)
  Sale of treasury stock
   (1,811 shares)              0        0         0        0           58
  Stock dividend issued             87    1,421   (  1,508)
0    0

Balance at December 31,
 1994                           965      3,749     9,415   (  663)     (
123)
  Net income                   0        0         2,285    0           0
  Cash dividends declared
   on common stock ($ 1.22
   per share)                  0        0         (    492)            0
0
  Purchase of treasury
   stock (667 shares)          0        0         0            0       (
31)
  Sale of treasury stock
   (3,075 shares)                   0           0         0
 0                                126
  Net unrealized gain on
   available for sale
   securities                  0        0         0        917         0
  Stock dividend issued             95    1,605   (  1,700)
0     0

Balance at December 31,
 1995                          $ 1,060  $ 5,354   $ 9,508  $ 254       ($
28)


The Notes to Consolidated Financial Statements are an integral part of these statements.
- -16-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993

                                            1995      1994       1993
                                                  (000 omitted)
Cash flows from operating activities:
  Net income                                      $ 2,285   $ 2,117   $
1,689
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                244       234       193
     Provision for loan losses                    0         13        235
     (Gain) loss on sale of investment
      securities                                  (    118) (    135) (
131)
     (Gain) loss on disposal of property,
      equipment, furniture and fixtures           (     11) (      1) 1
     (Gain) loss on sale of other real
      estate                                      0         0         (
 82)
     Provision for deferred taxes                 11        (     14) (
 42)
     (Increase) decrease in:
        Other assets                              (    166) (     60) (
136)
        Interest receivable                       (     75) (    119) 69
        Prepaid income taxes                      (    107) 0         0
     Increase (decrease) in:
        Interest payable                          120       17        (
 43)
        Accrued income taxes                      (     70) (     22) 60
        Other liabilities                             48    (    167)
296

  Net cash provided by operating
   activities                                      2,161     1,863
2,109

Cash flows from investing activities:
  Net (increase) decrease in loans                (    623) (  8,545) (
8,454)
  Purchases of bank premises, equipment,
   furniture and fixtures                         (    140) (    249) (
113)
  Proceeds from sale of property,
   equipment, furniture and fixtures              55        1         0
  Proceeds from sales of other real estate        0         0         711
  Net (increase) decrease in interest
   bearing deposits with banks                    (  1,301) 828       (
 26)
  Maturities of investment securities             0         0         6,897
  Sales of investment securities                  0         0         2,583
  Purchases of investment securities              0         0         (
9,006)
  Maturity/sales of available for sale
   securities                                     5,072     4,110     0
  Maturities of held to maturity securities       935       920       0
  Purchases of available for sale
   securities                                     (  6,630) (  5,505) 0
  Purchases of held to maturity
   securities                                     (    701) (  1,480) 0
  Purchase of Federal Home Loan Bank stock        (     37) (     53)
0

Net cash (used) by investing activities           (  3,370) (  9,973) (
7,408)

The Notes to Consolidated Financial Statements are an integral part of these statements.

- -17-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1995, 1994 and 1993


                                            1995       1994      1993
                                                 (000 omitted)

Cash flows from financing activities:
  Net increase in deposits                        $ 5,546   $ 4,930   $
2,391
  Net increase (decrease) in debt                 0         0         (
449)
  Net increase in short-term borrowings           (  4,645) 4,101     1,515
  Purchase of treasury stock                      (     31) (     73) (
 84)
  Proceeds from sale of treasury stock                 126  58        51
  Cash dividends paid                             (    492) (    415) (
366)

Net cash provided by financing activities            504      8,601
3,058

Net increase (decrease) in cash and cash
 equivalents                                      (    705) 491       (
2,241)

Cash and cash equivalents at beginning
 of year                                            4,327     3,836
6,077

Cash and cash equivalents at end of year          $ 3,622   $ 4,327   $
3,836

Supplemental disclosure of cash flows information:

  Cash paid during the year for:

     Interest                                     $ 4,583   $ 3,664   $
3,628
     Income taxes                                 901       705       656

Supplemental schedule of noncash investing and financing activities:

  Unrealized gain (loss) on securities
   available for sale (net of tax
   effects)                                       $   254   ($   663) $
 0

  Other real estate acquired in settlement
   of loans                                       $     0   $       0 $
517












The Notes to Consolidated Financial Statements are an integral part of these statements.

- -18-
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

         Nature of Operations

         Tower Bancorp's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County. Its five offices are located in Greencastle, Quincy, Shady Grove, Laurich and Mercersburg, Pennsylvania.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, The
         First National Bank of Greencastle. All significant intercompany transactions and accounts have been eliminated.

         During 1990 Antrim-Tower Development Corporation was formed to be a wholly-owned subsidiary of Tower Bancorp for the purpose of developing and/or selling real estate that from time to time may be conveyed to the Bank as settlement for outstanding delinquent loans. Antrim-Tower Development Corporation has not had any development activity and to date has been an inactive corporation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts
         of revenues and expenses during the reporting      period.
         Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

         While management uses available information to recognize
         losses on loans and foreclosed real      estate, future
         additions to the allowances may be necessary based on

         changes in local economic      conditions.  In addition,
         regulatory agencies, as an integral part of their
         examination process,      periodically review the Corporation's


- -19-

Note 1.  Summary of Significant Accounting Policies (Continued)

         Use of Estimates (Continued)

         allowances for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their
         examination.  Because of these      factors, management's
         estimate of credit losses inherent in the loan portfolio
         and the related      allowance may change in the near term.

         Investment Securities

         The Corporation's investments in securities are classified
         in three categories and accounted for as      follows:

       ^
      Trading Securities. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values.
            Unrealized gains and losses on trading securities are included in other income.

       ^
      Securities to be Held to Maturity.  Bonds and notes for
            which the Corporation has the positive intent and
            ability      to hold to maturity are reported at cost,
            adjusted for      amortization of premiums and accretion of
            discounts which are recognized in interest income using the interest method over the period to maturity.

       ^
      Securities Available for Sale. Securities available for sale consist of bonds and notes not classified as trading securities nor as securities to be held to maturity. These are securities that management intends to use as a part of its asset and liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

         Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

         Gains and losses on the sale of securities available for sale are determined using the specific- identification method.

         Fair values for investment securities are based on quoted market prices.

         The Corporation had no trading securities in 1995 and 1994.






- -20-

Note 1.  Summary of Significant Accounting Policies (Continued)

         Premises, Equipment, Furniture and Fixtures and
          Depreciation

         Premises, equipment, and furniture and fixtures are carried at cost less accumulated depreciation.
         Depreciation has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows:

                                            Years

         Premises                                 15-30
         Equipment, furniture and fixtures        3-15

         Repairs and maintenance are charged to operations as incurred.

         Other Real Estate Owned

         Other real estate owned includes foreclosed properties for
         which the institution has taken physical      possession in
         connection with loan foreclosure proceedings.

         At the time of foreclosure, the real estate is recorded at the lower of the Bank's cost (loan balance) or the asset's fair value, less estimated costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are included in income (loss) on other real estate owned.

         Retirement Plan

         The Bank has a target-benefit pension plan which covers all full-time employees who have attained the age of twenty (20) and have completed a minimum of one year of continuous service with the Bank. The Bank's policy is to fund pension costs accrued.

         Loans and Allowance for Loan Losses

         Loans are stated at the amount of unpaid principal, reduced by unearned discount, deferred loan origination fees, and an allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.





- -21-

Note 1.  Summary of Significant Accounting Policies (Continued)

         Loans and Allowance for Loan Losses (Continued)

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that
         management      believes will be adequate to absorb possible
         losses on existing loans that may become      uncollectible,
         based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

         In accordance with SFAS No. 91 loan origination fees and
         certain direct loan origination costs are being
         deferred and the net amount amortized as an adjustment of
         the related loan's yield.  The      Corporation is amortizing
         these amounts over the contractual life of the related loans.

         Nonaccrual Loans

         The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless
         fully      collateralized.  Subsequent payments received are
         either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal.

         Earnings per Share of Common Stock

         Earnings per share of common stock were computed based on weighted averages of 402,690, 383,423 and 385,582 shares outstanding in 1995, 1994 and 1993, respectively, after giving retroactive recognition to a 10% stock dividend issued in July 1995 and 1994.

         Federal Income Taxes

         For financial reporting purposes, the provision for loan
         losses charged to operating expense is based on
         management's judgment, whereas for federal income tax
         purposes, the amount allowable      under present tax law is
         deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is




- -22-

Note 1.  Summary of Significant Accounting Policies (Continued)

         Federal Income Taxes (Continued)

         incurred for financial reporting purposes, whereas, for federal income tax purposes, these expenses are deducted when paid. There are also differences between the amount of depreciation expensed for tax and financial reporting purposes. There also exists an income tax effect caused by the adjustment to fair value for available for sale securities. As a result of these timing differences, deferred income taxes are provided in the financial statements. See Note 13 for further details.

         Cash Flows

         For purposes of the Statements of Cash Flows, the company has defined cash and cash equivalents as highly liquid debt instruments with maturities of three months or less. They are included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the company has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the Statement of Cash Flows.

         Fair Values of Financial Instruments

         Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those
         techniques      are significantly affected by the assumptions
         used, including the discount rate and estimates of      future
         cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.
         Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation.

         The following methods and assumptions were used by the
         corporation in estimating fair values of      financial
         instruments as disclosed herein:

         Cash and Cash Equivalents. The carrying amounts of cash and short-term instruments approximate their fair value.






- -23-

Note 1.  Summary of Significant Accounting Policies (Continued)

         Interest Bearing Balances with Banks

         Interest bearing balances with banks having a maturity greater than one year have estimated fair values using discounted cash flows based on current market interest rates.

         Securities to be Held to Maturity and Securities Available for Sale. Fair values for investment securities are based on quoted market prices.

         Loans Receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for
         fixed rate      loans are estimated using discounted cash flow
         analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit
         quality.  Fair values for      impaired loans are estimated
         using discounted cash flow analyses or underlying
         collateral      values, where applicable.

         Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

         Short-Term Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

         Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

         Off-Balance-Sheet Instruments. The Bank generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Note 2.  Investment Securities


         The investment securities portfolio is comprised of securities classified as available for sale and held to maturity, in conjunction with the adoption of SFAS 115,

- -24-

Note 2.  Investment Securities (Continued)

         resulting in investment securities available for sale being carried at fair value and investment securities held to maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

         The amortized cost and fair value of investment securities available for sale at December 31 were:

                                      Gross      Gross
                         Amortized  Unrealized Unrealized   Fair
                           Cost        Gains     Losses     Value
                                       (000 omitted)

                                       1995
U.S. Treasury securities          $  1,098   $   31     $      1   $
1,128
Obligations of other U.S.
 government agencies              13,216    178         115        13,279
Mortgage-backed securities        7,008     44          71         6,981
Corporate bonds                   820       41          1          860
Equities                               760    289            12       1,037
                                  $ 22,902  $ 583       $   200    $ 23,285

                                       1994
U.S. Treasury securities          $  1,610   $   3      $    48    $  1,565
Obligations of other U.S.
 government agencies              12,607    14          696        11,925
Mortgage-backed securities        6,395     3           462        5,936
Corporate bonds                   617       19          0          636
Equities                               524    189            26         687
                                  $ 21,753  $ 228       $ 1,232    $ 20,749

      The amortized cost and fair values of investment securities held to maturity at December 31 were:

                                      Gross       Gross
                         Amortized  Unrealized  Unrealized   Fair
                           Cost       Gains       Losses     Value
                                      (000 omitted)

                                          1995
Obligations of state and
 political subdivisions          $ 8,011    $ 225        $   18    $ 8,218

                                           1994
Obligations of state and
 political subdivisions          $ 8,231    $  67        $ 211     $ 8,087

         The amortized cost and fair values of investment
         securities available for sale and held to maturity      at
         December 31, 1995, by expected maturity are shown below.
         Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
- -25-


                        Securities Available     Securities Held
                              for Sale             to Maturity
                         Amortized    Fair     Amortized     Fair
                          Cost       Value       Cost        Value
                             (000 omitted)        (000 omitted)
Due in one year or less          $  1,700    $  1,696  $    515    $    523
Due after one year
 through five years              5,494       5,485     2,772       2,835
Due after five years
 through ten years               7,640       7,784     3,447       3,535
Due after ten years                   300         302    1,277       1,325
                                 15,134      15,267    8,011       8,218
Mortgage-backed securities       7,008       6,981     0           0
Equity securities                     760       1,037        0           0
                                 $ 22,902    $ 23,285  $ 8,011     $ 8,218

         Proceeds from sales and maturities of investment
         securities available for sale during 1995 and   1994 were
         $ 5,072,590 and          $ 4,110,460, respectively.  Gross gains

         and losses on those sales and     maturities were $ 130,833
         and $ 12,834 for 1995 and $ 145,724 and $ 10,625 for 1994,
         respectively.  Included in shareholders' equity at
         December 31, 1995 and 1994 is $ 254,000 of      net unrealized

         gains and $ 663,000 of net unrealized losses on securities
         available for sale,      respectively, net of related tax
         effects.

         Proceeds from sales and maturities of investment securities during 1993 were $ 9,480,170. Gains of $ 131,122 and no losses were realized on 1993 sales.

         Securities carried at $ 14,638,701 and $ 13,600,000 at
         December 31, 1995 and 1994, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

         Other bank stock on the balance sheet includes:

                                              1995        1994

         Federal Reserve Bank stock                 $     77    $     77
         Federal Home Loan Bank stock               590         553
         Federal Home Mortgage Bank stock           250         250
         Atlantic Central Bankers Bank              45          45
         Other bank stock with no readily
          determinable market value                    1,475        936
                                                    $ 2,437     $ 1,861







- -26-

Note 3.  Allowance for Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                          1995       1994      1993
                                                (000 omitted)
Balance at beginning of period                  $ 1,856    $ 1,560   $
1,397
Recoveries                                      109        301       226
Provision for possible loan losses
 charged to income                                    0         13
235
     Total                                      1,965      1,874     1,858
Losses                                               20         18
298
Balance at end of period                        $ 1,945    $ 1,856   $
1,560

         Impairment of loans during 1995 consisted of one loan with a carrying value of $ 54,000 at December 31, 1995 which has been recognized in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of Loans. Interest
         income of $ 1,500 was recognized on      cash payments received
on
         this loan in 1995.  The total allowance for credit losses
         related to this loan      was $ 20,000 at December 31, 1995.
This
         loan was more than 180 days delinquent and the Bank intends to foreclose on the loan's collateral.

         The corporation had no impairment of loans in 1994.

Note 4.  Premises, Equipment, Furniture and Fixtures

                                              Accumulated  Depreciated
                                      Cost    Depreciation    Cost

  (000 omitted)
Premises (including land $ 287,000)        $ 2,536     $ 1,134      $ 1,402
Equipment, furniture and fixtures            1,517       1,089          428
     Totals, December 31, 1995             $ 4,053     $ 2,223      $ 1,830

Premises (including land $ 287,000)        $ 2,567     $ 1,046      $ 1,521
Equipment, furniture and fixtures            1,416         965          451
     Totals, December 31, 1994             $ 3,983     $ 2,011      $ 1,972

         Depreciation expense amounted to $ 244,000 in 1995, $ 234,000 in 1994, and $ 193,000 in 1993.

Note 5.  Real Estate Owned Other Than Premises

         Included in real estate owned other than premises are certain properties which are located adjacent to the main office.
         The Bank intends to hold these properties for future
         expansion purposes in order to protect its competitive position, but are renting these properties until such time as the Bank decides they are needed. The depreciated cost of
         these properties was      $ 81,000 and $ 87,000 at December 31,
         1995 and 1994, respectively.




- -27-

Note 6.  Loans to Related Parties

         The company's subsidiary has granted loans to the officers and directors of the company and its subsidiary and to
         their      associates.  Related party loans are made on
         substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 679,778 and $ 806,405 at December 31, 1995 and 1994, respectively. During 1995, $ 627,445 of new loans were made and repayments totalled
         $ 754,072. During 1994, $ 209,640 of new loans were made and repayments totalled $ 254,293.

         Outstanding loans to bank employees totalled $ 1,641,412 and $ 1,929,603 at December 31, 1995 and 1994,
         respectively.

Note 7.  Financial Instruments With Off-Balance-Sheet Risk

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

         The Bank's exposure to credit loss in the event of
         nonperformance by the other party to the      financial
         instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

                                       Contract or Notional Amount
                                          1995            1994
Financial instruments whose contract
 amounts represent credit risk at
 December 31:
  Commitments to extend credit                     $ 11,525,604   $
8,828,027
  Standby letters of credit and
  financial guarantees written                        1,311,920
1,014,984
                                                   $ 12,837,524   $
9,843,011

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have



- -28-

Note 7.  Financial Instruments With Off-Balance-Sheet Risk (Continued)

         fixed      expiration dates or other termination clauses and
         may require payment of a fee.  Since many of the
         commitments are expected to expire without being drawn
         upon, the total commitment amounts do not necessarily
         represent future cash requirements.  The Bank evaluates
         each customer's      creditworthiness on a case-by-case basis.
         The amount of collateral obtained, if deemed necessary  by the Bank upon extension of credit, is based on
         management's credit evaluation of the customer.
         Collateral held varies, but may include accounts
         receivable, inventory, real estate, equipment, and      income-
         producing commercial properties.

         Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
         Those guarantees are      primarily issued to support public
         and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
         The Bank holds collateral supporting those commitments when deemed necessary by management.

Note 8.  Nonaccrual Loans

         The following table shows the principal balances of nonaccrual loans as of December 31:

                                   1995        1994        1993

Nonaccrual loans                          $ 135,000  $ 79,000     $ 619,000

Interest income that would have
 been accrued at original
 contract rates                           $  11,583  $  9,336     $  75,953
Amount recognized as interest
 income                                           0         0         4,651
    Foregone revenue                      $  11,583  $  9,336     $  71,302

Note 9.  Retirement Plan

         The Bank maintains a target benefit retirement plan for
         those employees who meet the eligibility      requirements set
         forth in the plan.  Substantially all of the Bank's
         employees are covered by the plan.  The Bank's funding
         policy is to contribute annually an amount, as determined
         under plan      provisions, necessary to meet target benefits
         established by the plan. Contributions charged to operations were $ 32,000 for 1995, $ 39,000 for 1994, and
         $ 33,000 for 1993.

Note 10. Employee Benefit Plans


         The Bank maintains a profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are based on Bank

- -29-

Note 10. Employee Benefit Plans (Continued)

         performance and are at the discretion of the Bank's Board
         of Directors.  Substantially all of the Bank's
         employees are covered by the plan and the contribution
         charged to operations was $ 64,000,      $ 59,000 and $ 111,000
         for 1995, 1994 and 1993, respectively.

         The Bank maintains a deferred compensation plan for certain key executives and directors, which provides supplemental retirement and life insurance benefits. The plan is partially funded by life insurance on the participants, which lists the bank as beneficiary. The estimated present value of future benefits to be paid, which are included in other liabilities amounted to $ 931,598 and $ 898,199 at December 31, 1995 and 1994,
         respectively. Annual expense of $ 120,895, $ 119,272, and $ 117,094 was charged to operations for 1995, 1994 and 1993, respectively.

         The Bank maintains an employee stock option plan that generally covers all employees who have completed one year of service and attained the age of twenty. Contributions to the plan are determined annually by the Board of Directors as a percentage of the participants total earnings. The payments of benefits to participants are made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations amounted to $ 126,000, $ 117,000 and $ 55,000 for 1995, 1994 and 1993, respectively.

Note 11. Deposits

         Included in savings deposits at December 31 are NOW and Money Market Account balances totalling $ 27,104,000 and
         $ 28,176,000 for 1995 and 1994, respectively.

         Time deposits of $ 100,000 and over, aggregated
         $ 11,469,000 and $ 10,124,000 at December 31, 1995 and
         1994, respectively.

         The bank accepts deposits of the officers, directors, and employees of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing
         at the time for      comparable transactions with unrelated
         persons. The aggregate dollar amount of deposits of officers and directors totaled $ 1,544,533 and $ 741,852
         at December 31, 1995 and 1994,      respectively.

Note 12. Liabilities for Borrowed Money

         At December 31, 1995 and 1994, $ 669,000 and $ 303,000,
         respectively of the balance of      liabilities for borrowed
         money represents the outstanding balance on lines of
         credit at other area      banks.  Total amount of the lines at

         December 31, 1995 was $ 1,500,000. Interest on these lines ranged from 8.75% to 9% for 1995 and 1994.

- -30-

Note 12. Liabilities for Borrowed Money (Continued)

         During 1989, the Bank purchased a property adjacent to the
         Greencastle office for $ 265,000 by      paying $ 65,000 in
         cash and issuing a note payable to the sellers for $ 200,000. The note, which bears interest at 9% per year, is due on demand or January 31, 1999, whichever is earlier.

         In addition, $ 353,000 and $ 445,000 of the balance of liabilities for borrowed money at December 31, 1995 and
         1994, respectively, represents the balance of the Treasury Tax and Loan Investment Program. The Bank elected to enter into this program in accordance with federal regulations. This program permits the Bank to borrow these Treasury Tax and Loan funds by executing an open-
         ended interest bearing note to the Federal Reserve Bank. Interest is payable monthly and is computed at 1/4% below
         the Federal Funds interest rate.  The note is      secured by
         U.S. Government obligations with a par value of $ 900,000
         at December 31, 1995      and 1994.

         The Bank also has available a line of credit totalling
         $ 13,170,800 with The Federal Home Loan  Bank of
         Pittsburgh.  There have been no borrowings against the
         line and the entire amount was      available at December 31,
         1995. Collateral for the line consists of all bank assets, with a book value of approximately $ 139,000,000.

Note 13. Income Taxes

         The components of federal income tax expense are summarized as follows:

                                             1995    1994    1993
                                                 (000 omitted)
Current year provision net of tax refunds
 and credits                                      $ 762   $ 716   $ 681
Deferred income taxes (benefit)                      10   (   14) (   42)
Applicable income taxes                              772  702     639
  Add: Income tax effect of securities gains         40      46      45
  Net income tax expense                          $ 812   $ 748   $ 684

         Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 742,135, $ 748,050, and $ 530,000 for 1995, 1994 and
         1993, respectively.

         A reconciliation of the effective applicable income tax
         rate to the federal statutory rate is as      follows:

                                           1995    1994      1993
Federal income tax rate                      34.0%    34.0%    34.0%
Reduction resulting from:
   Nontaxable interest income and
    other timing differences                   7.8      7.9      5.2
Effective income tax rate                    26.2%    26.1%    28.8%

- -31-

Note 13. Income Taxes (Continued)

         Deferred tax assets have been provided for deductible temporary differences in allowance for loan loss, deferred compensation, interest on nonaccrual loans, and
         unrealized losses on      securities available for sale.
         Deferred tax liabilities have been provided for taxable temporary differences related to depreciation and unrealized gains on securities available for sale. The net deferred tax assets included in other assets in the accompanying balance sheets at December 31 are as follows:

                                             1995         1994
         Total deferred tax assets                $ 755         $ 1,102
         Total deferred tax liabilities           (  143)       (      8)
         Net deferred tax assets                  $ 612         $ 1,094

         The company has not recorded a valuation allowance for the deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.

Note 14. Tower Bancorp Inc. (Parent Company Only) Financial
          Information

         The following are the condensed balance sheets, income statements, and statements of cash flows for the parent company:

Balance Sheets
December 31
             Assets                            1995        1994
                                                 (000 omitted)
Cash                                                  $       2   $       4
Securities available for sale                         1,036       687
Other bank stock                                      1,475       936
Investment in The First National Bank of
 Greencastle                                            14,414      12,083
     Total assets                                     $ 16,927    $ 13,710
    Liabilities
Other liabilities                                     $    110    $     64
Notes payable                                              669         303
     Total liabilities                                     779         367
         Stockholders' Equity
Capital stock, par value $ 2.50; authorized
 1,000,000 shares, issued 424,090 shares -
 1995; 385,888 shares - 1994                          1,060       965
Additional paid-in capital                            5,354       3,749
Retained earnings                                     9,508       9,415
Unrealized gain (loss) on investment
 securities                                                254    (
663)
                                                                  16,176
13,466
Less:  Cost of Treasury stock, 605 shares -
        1995; 3,013 shares - 1994                     (      28)  (
123)
     Total stockholders' equity                         16,148      13,343
     Total liabilities and stockholders'

      equity                                          $ 16,927    $ 13,710
- -32-

Note 14. Tower Bancorp Inc. (Parent Company Only) Financial
          Information (Continued)

         Statements of Income
         Years Ended December 31

                                        1995      1994      1993
                                             (000 omitted)
Income
   Dividends                                  $    65   $     42   $     39
   Net gain on sale of securities             129       134        59
   Cash dividends from wholly-owned
    subsidiary                                    727        490       470
                                                  921        666       568
Expenses
   Interest                                   35        11         1
   Commissions                                11        10         4
   Taxes                                      12        8          1
   Postage and printing                       11        8          6
   Meetings                                   2         2          2
   Management fees                            35        35         35
   Legal fees                                 0         1          0
   Professional fees                                19         3         3
                                                   125        78        52
Income before equity in
 undistributed income                         796       588        516

Equity in undistributed income of
 subsidiary                                     1,489     1,529      1,173
     Net income                               $ 2,285   $ 2,117    $ 1,689

Statements of Cash Flows
Years Ended December 31

Cash flows from operating activities:
   Net income                                 $ 2,285   $ 2,117    $ 1,689
   Adjustments to reconcile net income
    to cash provided by operating
    activities:
      Net gain on sale of investment
       securities                             (    129) (    134)  (
59)
      Equity in undistributed income
       of subsidiary                          (  1,489) (  1,529)  (
1,173)
      (Decrease) in accrued expenses                9         8          0
 Net cash provided by operating
 activities                                       676       462        457

 Cash flows from investing activities:
   Purchase of investment securities          (    976) (    650)  (
398)
   Sales of investment securities                 329       347        365
 Net cash (used) by investing
 activities                                   (    647) (    303)  (
33)







- -33-

Note 14. Tower Bancorp Inc. (Parent Company Only) Financial
          Information (Continued)

Statements of Cash Flows
Years Ended December 31
                                          1995     1994       1993
                                             (000 omitted)
Cash flows from financing activities:
   Purchase of treasury stock                 ($  31)   ($  73)    ($  84)
   Proceeds from sale of treasury stock       126       58         51
   Dividends paid                             (  492)   (  415)    (  366)
   Net proceeds from short-term borrowing     366       265
0
   Repayment of short-term debt                   0         0      (   32)

 Net cash (used) by financing activities      (   31)   (  165)    (  431)

 Net (decrease) in cash                       (    2)   (    6)    (    7)

 Cash, beginning                                  4        10         17

 Cash, ending                                 $   2     $   4      $  10

 Supplemental disclosure of cash flow information:

   Cash paid during the year for:
         Interest                             $  35     $  11      $   1
         Income taxes                         12        1          1

         Dividends paid by Tower Bancorp Inc. are provided from the Bank's dividends to Tower. The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus retained earnings (as defined) from the prior two years. The dividends as of December 31 that the Bank could declare without approval of the Comptroller of the Currency, amounted to approximately
         $ 2,071,000 and $ 2,870,000 for 1995 and 1994,
         respectively.

Note 15. Compensating Balance Arrangements

         Included in cash and due from banks are required deposit balances at the Federal Reserve of $ 100,000 at both
         December 31, 1995 and 1994 and required deposit balances at Atlantic Central Banker's Bank of $ 500,000 and $ 300,000 at December 31, 1995 and 1994, respectively. These are maintained to cover processing costs and service charges.

Note 16. Concentration of Credit Risk

         The Bank grants agribusiness, commercial and residential loans to customers throughout the Cumberland Valley area. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector.

- -34-

Note 16. Concentration of Credit Risk (Continued)

         The following is a summary of the loans to the agribusiness sector at December 31, 1995:

         Loans to finance agricultural production
          and loans to farmers ($ 6,156,464
          secured by real estate)                          $ 6,731,082

         The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon the extension of credit is based on management's credit evaluation of the customer. Collateral
         held varies, but generally includes      equipment and real
estate.

Note 17. Operating Lease Commitment

         The corporation leases its facilities in Mercersburg under a noncancelable operating lease that expires in 2002. Total rent expense charged to operations was $ 15,000 for both 1995 and 1994.

         The corporation also leases a site for an Automatic Teller Machine under a noncancelable operating lease that expires in 2003 with the right to negotiate an extended lease of two additional five year terms. Total rent expense charged to
         operations was $ 9,000 for 1995 and      1994.  The lease rental
for
         the second five years of the initial term is subject to negotiation.

         Following is a schedule, by years, of future minimum rentals under the lease agreements as of December 31, 1995:

               Year Ending

                   1996                          $  24,000
                   1997                          24,250
                   1998                          25,500
                   1999                          25,500
                   2000                              25,500
                   Thereafter                       51,250
                                                 $ 176,000

Note 18. Fair Value of Financial Instruments

         Statement on Financial Accounting Standards (SFAS) No. 107, Disclosure About Fair Value of Financial Instruments, became effective for the Corporation's 1995 financial statements. The estimated fair values of the Corporation's financial instruments were as follows at December31, 1995:








- -35-

Note 18. Fair Value of Financial Instruments (Continued)

                                Carrying Amount     Fair Value

FINANCIAL ASSETS
   Cash and due from banks                  $   3,622        $   3,622
   Interest bearing deposits
    with banks                              3,435            3,499
   Securities available for sale            22,902           23,285
   Securities to be held to maturity        8,011            8,218
   Loans receivable                         95,850           95,774
   Accrued interest receivable              891              891
   Other bank stock                         2,437            2,437

FINANCIAL LIABILITIES
   Time certificates                        60,247           61,002
   Other deposits                           59,513           59,513
   Short-term borrowed funds                1,708            1,708
   Accrued interest payable                 389              389






































- -36-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

          The unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 are as follows:


                                               1995

($ 000 omitted                   - - - - - -Quarter Ended- - - - - - -
 except per share)               Mar. 31   June 30  Sept. 30   Dec. 31

Interest income                         $ 2,625   $ 2,755   $ 2,770   $
2,852
Interest expense                          1,083     1,179     1,210
1,231
     Net interest income                1,542     1,576     1,560     1,621
Provision for loan
 losses                                       0         0         0
 0
     Net interest
      income after
      provision for
      loan losses                       1,542     1,576     1,560     1,621
Other income                            182       143       204       190
Other expenses                            1,013     1,010       919
979
     Operating income
      before income
      taxes                             711       709       845       832
Applicable income
 taxes                                      183       207        247
175
     Net income                         $   528   $   502   $   598   $
657


Net income applicable
 to common stock
Per share data:
     Net income                     $ 1.31   $ 1.25    $ 1.48    $ 1.63






















- -37-










                                                 1994

($ 000 omitted                   - - - - - - -Quarter Ended- - - - - -
 except per share)               Mar. 31   June 30  Sept. 30   Dec. 31

Interest income                         $ 2,292   $ 2,351   $ 2,445   $
2,578
Interest expense                            841       887       947
986
     Net interest income                1,451     1,464     1,498     1,592
Provision for loan
  losses                                     13         0         0
 0
     Net interest
      income after
      provision for
      loan losses                       1,438     1,464     1,498     1,592
Other income                            173       210       159       155
Other expenses                              942       945       947
990
     Operating income
      before income
      taxes                             669       729       710       757
Applicable income
 taxes                                      169       246       177
156
     Net income                         $   500   $   483   $   533   $
601


Net income applicable
 to common stock
Per share data:
     Net income                     $ 1.31   $ 1.26    $ 1.39    $ 1.57

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

   OPERATING RESULTS

             The results of operations and financial condition are explained through an analysis of fluctuations in net interest income and other noninterest income and expense items.

             Net interest income is the difference between total interest income and total interest expense. Interest income is generated through earning assets which include loans, deposits with other banks and investments. The amount of interest income is dependent on many factors including the volume of earning assets, the level of and changes in interest rates, and volumes of nonperforming loans. The cost of funds varies with the volume of funds necessary to support earning assets, the rates paid to maintain deposits, rates paid on borrowed funds and the level of interest-free deposits.

             Net income was $ 2,285,000 in 1995, compared to $ 2,117,000 in 1994 and $ 1,689,000 in 1993. Net income on an adjusted per share basis for 1995 was $ 5.67, up $ .15 from $ 5.52 realized during 1994.

             Total interest income increased for the second straight year $ 1,336,000 from 1994 to 1995 and $ 632,000 from 1993 to
   1994. These increases were due to both an increase in interest rates and average earning assets. The loan demand leveled off in 1995. However, average loans outstanding during 1995 were 4.5% higher than 1994, which accounted for a significant portion of the 5.5% growth in average earning assets. Net interest earnings increased 5.4% and 10.2% in 1995 and 1994, respectively as the result of increasing rates on the loan portfolio and volume increases in the investment portfolio. The significant increase in 1994 was due to the sizeable increase in the loan volume. As the loan demand remains relatively flat, management expects further improvement in the net interest margin to be more at 1995 levels as they continue to monitor rates and maintain appropriate interest rate spreads during periods of moderate growth.

             Interest from loans accounted for 80% of total interest income for 1995, as compared to 78% and 76% for 1994 and 1993 respectively. Interest and dividends on investments amounted to $ 2,036,000 or 18% of interest income for 1995, as compared to $ 1,892,000 or 20% in 1994 and $ 1,971,000 or 22% in 1993. The
   weighted average yield on the investment portfolio increased to 7.65% at year end 1995 from 6.72% at 1994 year end.







- -38-

             Total interest expense was $ 4,703,000 for 1995, an increase of $ 1,042,000 over the $ 3,661,000 for 1994. The increase in total deposits was 3.9% in 1995 compared to 6.5% in 1994. While overall growth is small there has been a shift in the type of deposits held by the bank. Interest bearing demand and savings deposits have decreased 4.5% and time deposits have increased 12.1%. While this shift gives rate sensitive liabilities a longer maturity period for liquidity purposes, it also increases the cost of deposits, and will decrease the overall interest spread which was 4.2% for 1995, down from 4.8% in 1994.

             The Bank's net charge-offs have historically been higher than peer group performance. This trend has improved as certain loan workout situations have materialized resulting in net recoveries for the second straight year of $ 89,000 for 1995 and $ 300,932 for 1994 compared to net charge-offs of $ 72,000 for 1993. These net recoveries as well as an improving loan portfolio has allowed the bank to have a current year provision of $ 0 compared to $ 13,000 in 1994 and $ 235,000 in 1993. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and other economic conditions.

             Management has significantly expanded its detailed review of the loan portfolio which is performed quarterly, in an effort to identify and act more readily on loans with deteriorating trends. As a result, nonaccrual loans decreased, and were $ 135,000 and $ 79,000 at year-end 1995 and 1994, respectively. Management is not aware of any other problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital. Management also recognizes the need to maintain an adequate reserve to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the reserve at appropriate levels based on ongoing evaluations of the loan portfolio.

             Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers' checks, money orders and savings bonds, fees for trust services, securities gains and losses and other income, such as safe deposit box rents. Other income increased $ 22,000 or 3.2% for 1995 over 1994, compared to a decrease of $ 38,000 or 5.2% for 1994 over 1993. The increase in 1995 was largely due to an increase in service charges on deposit accounts of $ 19,000.

             The noninterest expenses are classified into five main categories: salaries and employee benefits; occupancy expenses, which include depreciation, maintenance, utilities, taxes and insurance; equipment expenses, which include depreciation, rents and maintenance; FDIC insurance premiums; and other operating expenses, which include all other expenses incurred in operating the Bank and the parent company.






- -39-

             Personnel related expenses increased $ 81,000 or 4.4% in 1995 over 1994, compared to an increase of $ 131,000 or 7.6% in 1994 over 1993. Occupancy and equipment expense increased by 3.1% from 1994 to 1995 compared to 16% from 1993 to 1994. The Bank expects noninterest expenses to continue to increase as their plans to expand into Washington County, Maryland and additional branches are opened. The most significant change in noninterest expenses was for FDIC insurance premiums which decreased by $ 117,000 or 46.6% in 1995 due to the lowering of this cost to all banks. The FDIC premiums had increased in previous years by 4.5% in 1994 and 5.2% in 1993. Total noninterest expenses increased 2.5% in 1995, compared to 6.8% and 7.0% in 1994 and 1993, respectively.

             Applicable income taxes changed between 1993, 1994 and 1995 as a result of changes in pre-tax accounting income and taxable income. As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, interest income on nonaccrual loans and unrealized gains and losses on investment securities available for sale as accounted for under SFAS 115. The marginal tax rate at which deferred taxes were provided during 1995 and 1994 is 34%. At December 31, 1995 and 1994, deferred taxes amounted to $ 612,000 and $ 1,149,102, respectively. If all timing differences reversed in 1995, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

             The current level of nontaxable investment and loan income is such that the Bank is not affected by the alternative minimum tax rules.

   Future Impact of Recently Issued Accounting Standards

             The Financial Accounting Standards Board has recently issued two statements of Financial Accounting Standards. SFAS No. 121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of applies to such assets as property, plant and equipment; capital leases; certain intangibles and related goodwill. This statement provides measurement standards when such assets are deemed to be "impaired".

             SFAS No. 122 Accounting for Mortgage Servicing Rights amends SFAS No. 65 and provides expanded requirements for the accounting and measurement of servicing rights for both purchased and originated mortgages.

             Both statements are effective for fiscal years beginning after December 15, 1995.

             Management does not anticipate that either of these statements will impact future operations since they will not be applicable given the nature of the Corporation's current operations.
- -40-

   LIQUIDITY

             Liquidity and interest rate sensitivity are related but distinctly different from one another.

             Liquidity involves the Bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Liquidity available to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources providing funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings.

   Interest Rate Sensitivity Analysis

             The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within the same period. Accordingly, in a rising interest rate environment, an institution with a positive gap would be in a better position to invest in higher yielding assets which would result in the yield on its assets increasing at a pace closer to the cost of its interest-bearing liabilities, than would be the case if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap, which would tend to restrain the growth of its net interest income.

             The Bank closely monitors its interest rate risk as such risk relates to its operational strategies. The Bank's Board of Directors has established an Asset/Liability Committee responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets monthly and reports to the Board on interest rate risk and trends on a quarterly basis.

             The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1995 which are anticipated by the Bank, based upon certain assumptions described below, to reprice or mature in each of the future time periods shown. Adjustable-rate assets and liabilities are included in the table in the period in which their interest rates can next be adjusted.



- -41-

             Money market NOW and savings accounts have been included in both rate sensitive liabilities of "O - 90 days" and "91 - 360" due to these funds being subject to immediate withdrawal.

                           Due 0 - 90   Due 91 -  Due After
                              Days     360 Days     1 Year    Total
   Rate sensitive assets
    Interest bearing
     Deposits with banks           $     400   $     484    $  2,551
    $   3,435
    Investment securities          3,670       3,386   24,240
    31,296
    Real estate, commercial
     and consumer loans              20,184      35,535       40,131
   95,850
                                   $ 24,254  $ 39,405  $ 66,922  $
   130,581

   Rate sensitive liabilities
    Certificates of deposit
     over $ 100,000                $  2,379    $  4,784     $  4,306  $
   11,469
    Other certificates of
     deposit                                   9,373   15,892
    23,513                         48,778
    Money market deposit
     accounts                      5,086       2,543   0    7,629
    NOW accounts and other
     savings deposits                30,785      12,898            0
   43,683
                                   $ 47,623  $ 36,117  $ 27,819  $
   111,559

    Cumulative interest
     sensitive GAP                 ($ 23,369)  ($ 20,081)   $ 19,022

    Cumulative interest
     sensitive ratio            .51        .76        1.17

   CAPITAL FUNDS

             Internal capital generation has been the primary method utilized by Tower Bancorp Inc. to increase its capital. Stockholders' equity, which exceeded $ 16.1 million at December 31, 1995 has steadily increased. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Tower Bancorp's capital ratios to regulatory minimums at December 31 is as follows:

                                                    Regulatory Minimum
                                      Tower Bancorp     Requirements

                                     1995       1994

   Leverage ratio                     10.50%     9.9%        4%
   Risk-based capital ratio
     Tier I (core capital)            16.34%     13.87%      4%
     Combined Tier I and Tier II
      (core capital plus allowance
      for loan losses)                18.28%     15.8%       8%

- -42-

             Tower Bancorp, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines. Certain ratios are useful in measuring the ability of a company to generate capital internally.

             The following chart indicates the growth in equity capital for the past three years.

                                         1995       1994      1993
   Equity capital at December 31
    ($ 000 omitted)                           $ 16,148   $ 13,343   $
   12,319
   Equity capital as a percent of
    assets at December 31                  11.60%    9.86%      9.82%
   Return on average assets                1.67%     1.62%      1.39%
   Return on average equity                14.90%    16.50%     14.46%
   Cash dividend payout ratio              21.53%    19.53%     21.82%

   STOCK MARKET ANALYSIS AND DIVIDENDS

             The corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 1995 the approximate number of shareholders of record was 865.

                                        Market              Cash
                1995                     Price            Dividend

             First Quarter                        $ 45.00 - 46.00   $   0
             Second Quarter                          48.00 - 48.00  .39
             Third Quarter                        45.00 - 48.00 0
             Fourth Quarter                       45.00 - 45.00 .83

                1994 (1)

             First Quarter                        $ 36.00 - 36.00   $   0
             Second Quarter                          41.00 - 45.90  .33
             Third Quarter                        45.00 - 45.90     0
             Fourth Quarter                       45.00 - 45.00     .75

             (1)   Note:  Cash dividends per share for 1994 were based
                          on weighted average shares of common
             stock outstanding in 1994 after giving
             retroactive recognition to a 10% stock
             dividend in July 1995.














- -43-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CHANGES IN INCOME AND EXPENSE - 1995 AND 1994

          The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 1995 and 1994 together with changes in asset and liability volumes associated with these income and expense items.

                                         1995 Compared to 1994
                                   Average    Volumes   Income/Expense
($ 000 omitted)                       $          %         $      %

Loans                                    4,099   4.5          1,175   15.4
Investment securities                      696   2.2          144  9.9
Other short-term investments              1,726  82.8            17    12.1
     Total                                  6,521               5.5
1,336      13.8

Interest bearing demand
 deposits                                (   577)             ( 2.8)  (
16)  (  3.9)
Savings deposits                         ( 1,843)             ( 5.5)  38
4.1
Time deposits                            6,298   12.1         937  42.5
Short-term borrowings                       749  28.5            83    62.1
     Total                                 4,627  3.9         1,042    28.4

Net interest income                                           294  5.4
Provision for loan losses                                     (   13)
(100.0)
Net interest income after
 provision for loan losses                                      307   5.6

Security transactions                                         (   17) (
12.6)
Other operating income                                           39   6.9
Income before operating expense                                 329   4.9
Salaries & employee benefits                                  81   4.4
Occupancy & equipment expense                                 27   3.1
FDIC insurance premiums                                       (  117) (
46.6)
Other operating expenses                                        106   12.2

     Total operating expenses                                    97   2.5
Income before income taxes                                    232  8.1

Applicable income tax expense                                    64   8.6
     Net income                                                 168   7.9














- -44-










                                         1994 Compared to 1993
                                   Average     Volumes   Income/Expense
($ 000 omitted)                       $           %        $        %

Loans                                    9,316     11.4       750    10.9
Investment securities                    1,207     4.0        ( 79)  (
4.0)
Other short-term investments             (  1,170) (  36.0)   ( 39)  (
21.8)
     Total                                 9,353       8.1    632       7.0

Interest bearing demand
 deposits                                9,392     49.4       (118)  (
16.2)
Savings deposits                         (10,352)  (  28.9)   ( 31)  (
4.2)
Time deposits                            5,821     12.6       126    6.1
Short-term borrowings                     1,794    217.2       99    291.2
     Total                                6,655      6.5       76      2.1

Net interest income                                           556    10.2
Provision for loan losses                                     (222)  (
94.5)
Net interest income after
 provision for loan losses                                    778    14.9

Security transactions                                         4      3.1
Other operating income                                        ( 42)  (
6.9)
Income before operating expense                               740    12.4
Salaries & employee benefits                                  131    7.7
Occupancy & equipment expense                                 120    16.0
FDIC insurance premiums                                       11     4.6
Other operating expenses                                      ( 14)  1.6

     Total operating expenses                                 248    7.7
Income before income taxes                                    492    20.7

Applicable income tax expense                                  64    9.4
     Net income                                               428    25.3

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

          For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.

          Closely related to the management of liquidity is the management of rate sensitivity, which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 4.7% to 4.8% of average earning assets for the past 3 years. An asset/liability committee monitors and coordinates overall the asset/liability strategy. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS                   1995                      1994
                       Average                  Average
(000 omitted)          Balance  Interest  Rate  Balance  Interest   Rate
Investment securities:
  Taxable interest
   income                      $  23,898 $  1,587       6.3%     $  23,359
$ 1,443                        6.2%
  Nontaxable interest
   income                          8,157      449       5.5          8,000
    449                        5.6
  Total investment
   securities                  32,055    2,036          6.2      31,359
1,892                          6.0
Loans (net of unearned
 discounts)                    95,088    8,809          9.2      90,989
7,634                          8.4
Other short-term
 investments                       3,809      157       5.6          2,083
      140                      6.7
  Total interest
    earning assets             130,952   $ 11,002       8.5%     124,431
$ 9,666                        7.8%
Allowance for loan
 losses                        (    1,905)                       (
1,752)
Cash and due from banks        3,511                    3,670
Bank premises and
 equipment                     1,993                    2,077
Other assets                       2,653                    2,007

  Total assets                 $ 137,204                $ 130,433

    LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits                      $  19,729 $    390       1.9%     $  20,306
$   406                        2.0%
Savings deposits               31,705    957            3.0      33,548
919                            2.7
Time deposits                  58,271    3,142          5.4      51,973
2,204                          4.2
Short-term borrowings              3,369      214       6.2          2,620
     132                       5.0
  Total interest
   bearing liabilities         113,074   $  4,703       4.3%     108,447
$ 3,661                        3.4%
Demand deposits                7,613                    7,083

Other liabilities                  1,598                    3,945

Total liabilities              122,285                  119,475

Stockholders' equity              14,919                   10,958

  Total liabilities &
   stockholders'
   equity                      $ 137,204                $ 130,433

Net interest income/net
 yield on average

 earning assets                          $  6,299       4.8%          $
6,005                          4.8%

- -45-













DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

ASSETS                                            1993
                                                   Average
     (000 omitted)                     Balance     Interest   Rate
Investment securities:
  Taxable interest income                                 $  22,946   $
1,529                                         6.8%
  Nontaxable interest income                      7,206           442 6.1
  Total investment securities                 30,152      1,971 6.6
Loans (net of unearned discounts)             81,673      6,884 8.4
Other short-term investments                       3,253      179     5.5
  Total interest earning assets               115,078     $ 9,034     7.9%

Allowance for loan losses                     (    1,455)
Cash and due from banks                       3,352
Bank premises and equipment                   2,054
Other assets                                      2,296
  Total assets                                $ 121,325

  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
  deposits                                    $  19,011   $    439    2.3%
Savings deposits                              35,804      1,035 2.9
Time deposits                                 46,152      2,078 4.5
Short-term borrowings                               826        33     4.0
  Total interest
   bearing liabilities                        101,793     $ 3,585     3.5%

Demand deposits                               6,277
Other liabilities                                 1,477
Total liabilities                             109,547
Stockholders' equity                             11,778
  Total liabilities &
   stockholders' equity                       $ 121,325
Net interest income/net
  yield on average
  earning assets                                          $ 5,449     4.7%

          For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1995, 1994 and 1993.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME
 TAX EQUIVALENT YIELDS

                                        1994 Versus 1995
                                       Increase (Decrease)
                                        Due to Change in
                                                       Total
                                    Average Average   Increase
                                    Volume   Rate    (Decrease)
  (000 omitted)
Interest Income
  Loans (net of unearned discounts)      $ 344    $ 831      $ 1,175
                                         Taxable investment securities
115                                      29       144
  Nontaxable investment securities       8        (     8)   0
  Other short-term investments              48    (    31)        17
     Total interest income                 515      821        1,336

Interest Expense
  Interest bearing demand                (    11) (     5)   (      16)
  Savings deposits                       (    50) 88         38
  Time deposits                          265      672        937
  Other short-term borrowings               37       46           83
     Total interest expense                241      801        1,042

     Net interest income                                  $   294

  Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.


























- -46-




                                         1994 Versus 1993
                                        Increase (Decrease)
                                         Due to Change in
                                                         Total
                                     Average  Average   Increase
                                     Volume    Rate    (Decrease)
  (000 omitted)
Interest Income
  Loans (net of unearned discounts)       $ 750     $     0  $ 750
     Taxable investment securities        14        (    100)    (   86)
  Nontaxable investment securities        48        (     41)    7
  Other short-term investments            (   64)        25  (   39)
     Total interest income                  748     (    116)      632

Interest Expense
  Interest bearing demand                 26        (     60)    (   34)
  Savings deposits                        (   61)   (     54)    (  115)
  Time deposits                           245       (    119)    126
  Other short-term borrowings                88          11     99
     Total interest expense                 298     (    222)       76

     Net interest income                                     $ 556

  Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

     The following table shows the maturities of investment securities at carrying value as of December31, 1995, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                   After 1 year   After 5 years
                         Within     but within      but within
                         1 year       5 years        10 years

      (000 omitted)

Bonds:
  U. S. Treasury
    Book value                   $   399     $    500          $    199
    Yield                    6.25%        6.36%            7.20%
  U. S. Government
   agencies/mortgage-
   backed securities
    Book value                   $ 1,844     $  8,066         $  9,363
    Yield                    5.86%        5.96%            6.89%

  State and municipal
    Book value                   $   515     $  2,772         $  3,447
    Yield                    8.92%        7.38%            8.10%

  Other
    Book value                   $     0     $    619         $    101
    Yield                     0.0%        8.42%            5.90%

  Total book value               $ 2,758     $ 11,957         $ 13,110
  Yield                         6.49%         6.43%            7.21%




















- -47-

                                     After
                                   10 years        Total

      (000 omitted)

Bonds:
  U. S. Treasury
    Book value                             $     0        $  1,098
    Yield                                0.0%         6.47%

  U. S. Government
   agencies/mortgage-
   backed securities
    Book value                             $   951        $ 20,224
    Yield                               5.64%         6.36%

  State and municipal
    Book value                             $ 1,277        $  8,011
    Yield                               9.19%         8.16%

  Other
    Book value                             $   100        $    820
    Yield                               7.0%          7.95%

  Total book value                         $ 2,328        $ 30,153
  Yield                                    7.65%          8.00%


Equity Securities:
      Total Equity Securities                                 $  2,235

      Yield                                           2.91%

      Total Investment Securities                             $ 32,388

      Yield                                           7.65%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO


          The following table presents the loan portfolio at the end of each of the last five years:

                        1995      1994       1993      1992      1991

   (000 omitted)

Commercial, financial
 and agricultural             $   8,736  $   8,506 $   5,897 $   5,249 $
7,253
Real estate -
 Construction                 1,494      1,004     809       1,085
1,786
Real estate - Mortgage        76,624     76,655    72,862    65,769
56,953
Installment and other
 personal loans (net of
 unearned income)                8,996      8,973     6,742     6,342
7,167
    Total loans               $ 95,850   $ 95,138  $ 86,310  $ 78,445  $
73,159


    Presented below are the approximate maturities of the loan portfolio
(excluding real estate mortgage and installments) at December 31, 1995:

                             Under One     One to    Over Five
                               Year      Five Years    Years     Total

      (000 omitted)

Commercial, financial and
 agricultural                        $ 6,989     $ 787      $ 960      $
8,736
Real estate - Construction             1,494         0          0
1,494
    Total                            $ 8,483     $ 787      $ 960      $
10,230


    The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1995:

                                Fixed Rate              Variable
                                  Loans                Rate Loans
     (000 omitted)

Due within one year                      $   3,861              $ 53,819
Due after one but within
 five years                              10,272                 0
Due after five years                       27,898                      0
     Total                               $ 42,031               $ 53,819








- -48-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE


                                  Years Ended December31

                       1995       1994      1993       1992       1991

  (000 omitted)

Average total loans
 outstanding (net of
 unearned income)            $ 95,088   $ 90,989  $ 81,673   $ 76,053  $
74,401

Allowance for loan
 losses, beginning of
 period                      1,856      1,560     1,397      1,357
1,204
Additions to provision
 for loan losses
 charged to operations       0          13        235        290       240
Loans charged off
 during the year
    Commercial               0          0         272        257       80
    Real estate mortgage     7          0         0          209       63
    Installment                    13         18        26         50
  24
      Total charge-
       off's                       20         31       298        516
 167

Recoveries of loans
 previously charged off:
    Commercial               75         261       160        38        44
    Installment              27         39        19         23        33
    Mortgage                        7          1        47        205
   3
      Total
       recoveries                 109        301       226        266
  80

Net loans charged off
 (recovered)                 (      89) (     270)                 72
 250        87

Allowance for loan
 losses, end of period       1,945      1,856     1,560      1,397
1,357

Ratio of net loans
 charged off (recovered)
 to average loans
 outstanding              (    .09)%(    .29%)
 .09%
 .32%                          .12%

                             The provision is based on an evaluation of
the adequacy of the
allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.


- -49-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOANS


          The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 60 days and 90 days or more at December31.

                            1995     1994    1993     1992       1991

 (000 omitted)

Nonaccrual loans                 $ 135   $ 79     $ 619     $ 1,624   $
2,169

Accrual loans:
  Restructured                   $   0   $  0     $   0     $     0   $
 0
  60 - 89 days past due          252     14       470       65        333
  90 days or more past due         115      1        46          15
142
    Total accrual loans          $ 367   $ 15     $ 516     $    80   $
475

          See Note 8 of the Notes to Consolidated Financial Statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.

          Management has not identified any significant problem loans in the accrual loan categories shown above.





























- -50-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY


          The following is an allocation by loan categories of the allowance for loan losses at December31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

  Years Ended December 31

                             1995                       1994

                               Percentage of               Percentage of
                   Allowance      Loans to     Allowance      Loans to
                     Amount     Total Loans      Amount     Total Loans

    (000 omitted)

Commercial, financial
 and agricultural           $   818   9.1%             $   743     8.9%
Real estate -
 Construction               0         1.6              0         1.1
Real estate -
 Mortgage                   629       79.9             629       80.5
Installment                 48        9.4              33        9.5
Unallocated                     450      N/A
451    N/A
     Total                  $ 1,945   100.0%           $ 1,856   100.0

Years Ended December 31

                              1993                       1992

                                Percentage of              Percentage of
                   Allowance       Loans to     Allowance     Loans to
                     Amount      Total Loans      Amount     Total Loans

    (000 omitted)

Commercial, financial
 and agricultural           $   482    6.8%                      $   370
6.7%
Real estate -
 Construction               0         1.0              10        1.3
Real estate -
 Mortgage                   628       84.4                       675  83.8
Installment                 29        7.8              22        8.2
Unallocated                     421        N/A                         320
  N/A
     Total                  $ 1,560   100.0%                     $ 1,397
100.0%







- -51-








Years Ended December 31

                                              1991

                                                 Percentage of
                                  Allowance         Loans to
                                    Amount        Total Loans

    (000 omitted)

Commercial, financial
 and agricultural                          $   712       9.9%
Real estate -
 Construction                              0            2.4
Real estate -
 Mortgage                                  427          77.7
Installment                                109          10.0
Unallocated                                    109          N/A
   Total                                   $ 1,357      100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

          The average amounts of deposits are summarized below:

                                       Years Ended December31

                                   1995           1994           1993

        (000 omitted)

      Demand deposits                     $   7,613      $   7,083     $
6,277
      Interest bearing demand
       deposits                           19,729         20,308
19,011
      Savings deposits                    31,705         33,548
35,804
      Time deposits                          58,271         51,973
46,152
          Total deposits                  $ 117,318      $ 112,911     $
107,244

      The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December31, 1995:

                 Maturity                        (000 omitted)

         Certificates of Deposit
           Three months or less                             $  2,379
           Over three months through twelve months          4,784
           Over twelve months                                  4,306
                                                            $ 11,469



RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)

      The following table presents a summary of significant earnings and capital ratios:

                               1995           1994           1993

      Assets                          $ 139,182      $ 135,378      $
125,495
      Income                          $   2,285      $   2,117      $
1,689
      Equity                          $  16,148      $  13,343      $
12,319
      Cash dividends paid             $     492      $     415      $
366
      Return on assets            1.67%           1.62%          1.39%
      Return on equity            14.90%          16.50%         14.46%
      Dividend payout ratio       21.53%          19.53%         21.82%
      Equity to asset ratio       11.60%          9.84%          9.62%






- -52-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS

                                  Years Ended December 31

                          1995      1994      1993     1992      1991
  (000 omitted)
Interest income                  $  11,002 $   9,666 $   9,034         $
9,676                            $  10,148
Interest expense                     4,703     3,661     3,585
4,393                                5,685

   Net interest income           6,299     6,005     5,449   5,283
4,463
Provision for loan
 losses                                  0        13       235
 290                                   240
   Net interest income
    after provision
    for loan losses              6,299     5,992     5,214   4,993
4,223

Other income:
   Trust                         200       190       166     127       120
   Service charges -
    deposits                     288       269       272     254       196
   Other service charges,
    collection and exchange,
    charges, commission
    fees                         102       103       84      69        67
Other operating income                 129       135       213
 359                                    43
                                 Total other income        719
  697                                  735      809        426

Income before operating
 expense                         7,018     6,689     5,949   5,802
4,649

Operating expenses:
   Salaries and employees
    benefits                     1,917     1,836     1,705   1,725
1,587
   Occupancy and equipment
    expense                      898       871       751     767       655
   Other operating
    expenses                         1,106     1,117     1,120
1,344                                  967
                                 Total operating
    expenses                         3,921     3,824     3,576
3,836                                3,209

Income before income
 taxes                           3,097     2,865     2,373   1,966
1,440
Income tax (benefits)                  812       748       684
 473                                   248
                                 Net income
    applicable to
    common stock                 $   2,285 $   2,117 $   1,689         $
1,493                            $   1,192

Per share data:
   Earnings per common
    share                    $   5.67  $   5.52  $   4.37 $  3.87   $
3.10
   Cash dividend -
    Common                   $   1.22  $   1.08  $    .95 $   .87   $
 .80
   Average number of

    common shares                402,690   383,423   385,982 385,314
384,083

- -53-

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

                         1995     1994       1993      1992     1991
($ 000 omitted)
LOANS
  Commercial                   $  11,848 $  10,395 $   8,985 $  10,496 $
12,885
  Mortgage                     66,699    66,570    61,737    58,384
55,649
  Consumer                        16,541    14,024    10,951     7,173
5,867
    Total loans                   95,088    90,989    81,673    76,053
74,401
INVESTMENT SECURITIES
  U.S. Government              1,460     1,640     1,302     998       702
  U.S. Government
   agencies                    18,854    17,855    18,228    18,816
13,644
  State & municipal            8,157     8,000     7,206     5,743
4,682
  Other                            3,584     3,864     3,416     3,948
5,283
    Total investment
     securities                   32,055    31,359    30,152    29,505
24,311
OTHER SHORT-TERM INVESTMENTS
  Federal funds sold           990       86        784       1,562
2,167
  Certificates of
   deposit                         2,819     1,997     2,469     2,642
3,498
    Total other short-term
      investments                  3,809     2,083     3,253      4,204
    5,665
    Total earning
     assets                      130,952   124,431   115,078   109,762
104,377
    Total assets               $ 137,204 $ 130,433 $ 121,325 $ 115,391 $
109,293
Percent increase            5.2%      7.5%      5.1%      5.6%      5.0%
DEPOSITS
  Demand                       $   7,613 $   7,083 $   6,277 $   5,993 $
5,061
  Interest-bearing demand      19,729    20,308    19,011    16,937
15,749
  Savings                      31,705    33,548    35,804    32,258
24,715
  Time                            58,271    51,973    46,152    47,578
52,447
    Total deposits               117,318   112,911   107,244   102,766
97,972
Short-term borrowings              3,369     2,620       826       548
  564
AVERAGE RATES EARNED (TAXABLE
  EQUIVALENT BASIS)        %         %         %         %         %
Loans
  Commercial                10.2      8.5       8.1       9.2       10.0
  Mortgage                  8.9       8.0       8.3       9.3       10.1
  Consumer                   9.1       8.8      9.6       11.4      12.8
    Total                    9.2       8.4      8.4        9.5      10.3
Investment Securities
  U. S. Government          6.8       6.6       6.9       7.3       8.3
  U.S. Government agencies  6.4       6.0       6.7       7.9       8.3
  State & municipal         5.5       5.6       6.1       6.8       7.3
  Other                      7.3       8.0      8.8        9.0       9.3
    Total                    6.2       6.0      6.6        7.7       8.3
    Total other short-term
      investments            5.6       6.4      5.5        5.5       7.4
    Total earning assets     8.5       7.8      7.9        8.9       9.7

AVERAGE RATES PAID
  Time & savings deposits   4.1       3.3       3.5       4.5       6.1

  Short-term borrowings     6.2       4.3       4.0       4.9       5.9

- -54-

Item 9.  Disagreements on Accounting and Financial Disclosures.

          Not applicable.
























































- -55-

PART III
          The information required by Items 10, 11, 12 and 13 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 1996 Annual Meeting of Shareholders filed pursuant to Regulation 14A.




























- -56-

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
            K.
          Financial Statement Schedules and Exhibits
          (1) Financial statements. See Item 8 of this report for the index to financial statements.
          (2) Financial statement schedules.  Not applicable.
          (3) Exhibits.
          Exhibit Numbers
          (2) Plan of acquisition, reorganization, arrangement,
              liquidation or succession.  Not applicable.
          (3)(a)  Articles of incorporation.  Incorporated by
                  reference to Exhibit C to the Registrant's
                  Registration Statement on Form S-14, Registration
                  No. 2-89573.
             (b)       By-laws.  Incorporated by reference to Exhibit D
                  to the Registrant's Registration Statement on Form S-14, Registration No. 2-89573.
          (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's common stock are contained in:
              (I) Articles of Incorporation of Tower Bancorp, Inc.,
                  filed as Exhibit C to Registrant's Registration Statement on Form S-14 (Registration No. 2-89573).
              (ii) By-laws of Tower Bancorp, Inc., filed as Exhibit D to the Registrant's Registration Statement on Form S-14 (Registration No. 2-89573).
          (9) Voting trust agreement.  Not applicable.



- -57-

          (10) Material contracts.  None.
          (11) Statement re: computation of per share earnings. Not applicable.
          (12) Statements re:  computation of ratios.  Not applicable.
          (13) Annual report to security holders. Form 10-Q or quarterly report to security holders. Not applicable.
          (16) Letter re: change in accounting principles. Not applicable.
          (21) Subsidiaries of the registrant.  Filed herewith.
          (22) Published report regarding matters submitted to vote of security holders. Not applicable.
          (23) Consents of experts and counsel.  Not applicable.
          (24) Power of attorney.  Not applicable.
          (27) Financial data schedule.
          (78) Information from reports furnished to state insurance regulatory authorities. Not applicable.
          (99) Additional exhibits.  Not applicable.
              (b) Reports on Form 8-K.
                 None












- -58-

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TOWER BANCORP, INC.
                                             (Registrant)


                                 By
                                   Jeff B. Shank, President
                                     (Principal Executive Officer and
                                    Principal Financial Officer)


                                 By
                                   Donald F. Chlebowski, Jr., Treasurer
                                   (Principal Accounting Officer)
Dated:  March         , 1996


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                Title               Date

                            President and          March          , 1996
Jeff B. Shank                                      Director

                            Director               March          , 1996
Betty J. Lehman

                            Chairman of the Board  March          , 1996
Kermit G. Hicks                                    and Director

                                                   Director
March          , 1996
Robert L. Pensinger

                                                   Director
March          , 1996
Nelson M. Elliott

                                                   Vice Chairman of the
March          , 1996
Harold C. Gayman            Board and Director

                                                   Director
March          , 1996
James H. Craig, Jr.

_______________________     Director               March _________, 1996
Lois Easton




- -59-

Exhibit Index



Exhibit No.                                  Sequentially numbered pages

  21      Subsidiaries of the Registrant                   61

  27      Financial data schedule                     62 and 63


















































- -60-

                                                     EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



1. The First National Bank of Greencastle, Center Square, Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.