Form 10-Q
period 1996-06-30
TOWER BANCORP INC
filed 1996-08-15
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  JUNE 30, 1996

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

842,374 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF JUNE 30, 1996.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         JUNE 30, 1996 AND DECEMBER 31, 1995              3


    CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS ENDED JUNE 30, 1996 AND 1995       4

    CONSOLIDATED STATEMENT OF INCOME
         SIX MONTHS ENDED JUNE 30, 1996 AND 1995         5

    CONSOLIDATED STATEMENT OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 1996 AND 1995         6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS              8



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                         9

    SIGNATURES                                            10

    EXHIBITS                                             11-12















                                           2



TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                                               06-30-96       12-31-95
ASSETS
 CASH AND DUE FROM BANKS                          3,594          3,622
INTEREST BEARING BALANCES WITH BANKS              3,525          2,354
FEDERAL FUNDS SOLD                                    0              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATE AND POLITICAL             8,318          8,011
   SUBDIVISIONS (FAIR VALUE $8424,8155)
 2 US TREASURY SECURITIES                           898          1,097
 2 US GOVT AGENCIES AND CORPORATIONS             20,449         20,921
 2 OTHER SECURITIES AND EQUITY SEC                4,607          4,785
   UNREALIZED GAIN (LOSS)                          (339)           120
LOANS:                                          100,801         96,119
LESS:  UNEARNED INCOME OF LOANS                   (216)          (201)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,944)        (1,945)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        2,144          1,830
REAL ESTATE OWNED OTHER THAN BANK PREMISES          238            238
ACCRUED INTEREST RECEIVABLE                         946            891
DEFERRED INCOME TAXES                               913            612
OTHER ASSETS                                        800            728
                                                -------        -------
TOTAL ASSETS                                    144,734        139,182
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                         7,688          8,201
   SAVINGS                                       57,533         51,312
   TIME                                          57,993         60,247
LIABILITIES FOR BORROWED MONEY                    3,584          1,222
FEDERAL FUNDS PURCHASED                               0            486
ACCRUED INTEREST PAYABLE                            377            389
ACCRUED FEDERAL INCOME TAXES                        449              0
OTHER LIABILITIES                                   508          1,177
                                                -------        -------
TOTAL LIABILITIES                               128,132        123,034
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 5,000,000 SHARES:
   385,888 SHARES ISSUED - 1995
   848,180 SHARES ISSUED - 1996                   2,120          1,060
   SURPLUS                                        4,294          5,354
UNDIVIDED PROFITS                                10,519          9,508
NET UNREALIZED (LOSS) ON MARKETABLE SEC            (168)           254
LESS: COST OF TREASURY STOCK                       (163)          (28)
                                                -------        -------
TOTAL EQUITY CAPITAL                             16,602         16,148
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   144,734        139,182
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.
                                      3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 THREE MONTHS ENDED
INTEREST INCOME                               06-30-96      06-30-95
- ----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,243,869      2,230,768
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              108,723        113,744
  AVAILABLE FOR SALE                            374,741        371,416
INTEREST ON FED FUNDS SOLD                          344              0
INTEREST ON DEPOSITS WITH BANKS                  80,956         38,589
                                                -------        -------
                                              2,808,633      2,754,517
INTEREST EXPENSE
- ----------
INTEREST ON DEPOSITS                          1,163,104      1,114,047
INTEREST ON FED FUNDS PURCHASED
 AND SECURITIES SOLD UNDER REPO AGREEMENTS       19,564            278
INTEREST ON BORROWED MONEY                       18,288         64,234
                                                -------        -------
                                              1,200,956      1,178,559
                                                -------        -------
NET INTEREST INCOME                           1,607,677      1,575,958
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,607,677      1,575,958

OTHER INCOME:
TRUST DEPARTMENT INCOME                          53,514         51,295
SERVICE CHARGES ON DEPOSIT ACCOUNTS              78,850         70,290
OTHER SERVICE CHARGES                            19,481         21,005
OTHER OPERATING INCOME                           11,209            527
INVESTMENT SECURITIES GAINS(LOSSES)              74,658            180
                                                -------        -------
                                                237,712        143,297
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              504,647        475,848
OCCUPANCY EXPENSE OF BANK PREMISES               68,830         65,283
FURNITURE AND FIXTURE EXPENSE                    79,404        159,492
OTHER OPERATING EXPENSES                        346,640        309,312
                                                -------        -------
                                                999,521      1,009,935
                                                -------        -------
INCOME BEFORE TAXES                             845,868        709,320
APPLICABLE INCOME TAXES                         231,700        207,159
                                                -------        -------
NET INCOME                                      614,168        502,161
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  0.73
1.30
NUMBER OF SHARES OUTSTANDING                    842,374        385,205
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 SIX MONTHS ENDED
INTEREST INCOME                               06-30-96      06-30-95
- ----------                                     -------       -------

INTEREST AND FEES ON LOANS                    4,407,360      4,335,331
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              217,368        226,642
  AVAILABLE FOR SALE                            786,197        753,821
INTEREST ON FED FUNDS SOLD                        4,412              0
INTEREST ON DEPOSITS WITH BANKS                 124,111         63,163
                                                -------        -------
                                              5,539,448      5,378,957
INTEREST EXPENSE
- ----------
INTEREST ON DEPOSITS                          2,351,619      2,091,746
INTEREST ON FED FUNDS PURCHASED                  24,951            383
 AND SECURITIES SOLD UNDER REPO AGREEMENTS
INTEREST ON BORROWED MONEY                       26,183        168,642
                                                -------        -------
                                              2,402,753      2,260,771
                                                -------        -------
NET INTEREST INCOME                           3,136,695      3,118,186
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         3,136,695      3,118,186

OTHER INCOME:
TRUST DEPARTMENT INCOME                         132,184         98,453
SERVICE CHARGES ON DEPOSIT ACCOUNTS             149,877        146,661
OTHER SERVICE CHARGES                            40,968         33,079
OTHER OPERATING INCOME                           16,990          1,302
INVESTMENT SECURITIES GAINS(LOSSES)             115,030         45,219
                                                -------        -------
                                                455,049        324,714
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              988,959        944,395
OCCUPANCY EXPENSE OF BANK PREMISES              137,873        133,358
FURNITURE AND FIXTURE EXPENSE                   159,377        317,065
OTHER OPERATING EXPENSES                        677,771        628,113
                                                -------        -------
                                              1,963,980      2,022,931
                                                -------        -------
INCOME BEFORE TAXES                           1,627,764      1,419,969
APPLICABLE INCOME TAXES                         449,000        390,159
                                                -------        -------
NET INCOME                                    1,178,764      1,029,810
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  1.40           2.67
CASH DIVIDENDS DECLARED PER SHARE                     0.20           0.36
NUMBER OF SHARES OUTSTANDING                    842,374        385,205
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      5

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                               SIX MONTH      SIX MONTH
                                               ENDED           ENDED
(,000 OMITTED)                                06-30-96         06-30-95
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------
  NET INCOME                                      1,179          1,030
ADJ TO RECONCILE NET INC TO NET CASH
  DEPRECIATION AND AMORTIZATION                     134            129
  PROVISION FOR LOAN LOSSES                         (1)           (69)
  GAIN ON SALE OF INVESTMENT SECURITIES             115             45
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                    (301)            364
  (INCREASE) IN OTHER ASSETS                       (72)             83
  (INCREASE) IN INTEREST RECEIVABLE                (55)           (60)
  INCREASE IN INTEREST PAYABLE                     (12)             97
  (DECREASE) IN ACCRUED INCOME TAXES                449          (360)
  (DECREASE) IN OTHER LIABILITIES                 (669)            266
  OTHER, NET                                      (186)            142
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           581          1,667
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                   (4,667)             66
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                    (314)             89
  SALES OF OTHER REAL ESTATE                          0              0
  INT BEARING BALANCES WITH BANKS               (1,171)          (464)
  INVESTMENT SECURITIES (NET)                     1,001          (459)
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES         (5,151)          (768)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET INCREASE IN DEMAND AND SAVINGS DEPOSITS     5,708        (1,325)
  CERTIFICATES OF DEPOSIT (NET)                 (2,254)          4,245
  NET CHANGE IN FED FUNDS                         (486)              0
  DEBT (NET)                                      2,362        (3,939)
  PROCEEDS FROM SALE OF CAPITAL STOCK                 0              0
  CASH DIVIDENDS PAID                             (788)          (138)
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         4,542        (1,157)
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS        (28)          (258)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    3,622          3,836
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     3,594          3,578
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS

                             TOWER BANCORP INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF JUNE 30,1996 AND DECEMBER 31,1995, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30,1996 AND 1995, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

   THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


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

                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. NET INTEREST INCOME FOR THE BANK INCREASED 2.01% AND .59% FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996, COMPARED TO THE SAME PERIODS IN 1995. THE BANK HAS CONTINUED TO EXPERIENCE LOAN GROWTH WHILE MINIMIZING IT'S DEPENDENCE ON BORROWED FUNDS.

OTHER OPERATING INCOME INCREASED SIGNIFICANTLY DUE TO THE COMMISSIONS RECEIVED ON THE SALE OF MUTUAL FUNDS. ADDITIONALLY TRUST INCOME IS UP 34.26%. OTHER EXPENSES DECREASED BY 2.91% AS COMPARED TO THE SIX MONTH PERIOD IN 1995. FURNITURE AND FIXTURE EXPENSE WAS DECREASED DUE TO A RECLASSIFICATION OF COMPUTER EXPENSES. THE OFFSET WAS TO OTHER OPERATING EXPENSES.

THE BANK CONTINUES TO MAINTAIN NEARLY A 2% RESERVE RATIO. NET CHARGE OFFS YEAR TO DATE TOTAL $1000. NO SIGNIFICANT LOAN LOSSES ARE ANTICIPATED. THE BANK'S LEVERAGE AND TOTAL RISK BASED CAPITAL RATIOS STAND AT 10.3% AND 17.15% RESPECTIVELY.

TOWER SPLIT ITS STOCK DURING THE SECOND QUARTER (2:1). THE DEMAND FOR TOWER STOCK REMAINS STRONG. THE FIRST NATIONAL BANK CONTINUES TO PERFORM ABOVE PEER AVERAGES. PROJECTED EARNINGS WILL SURPASS THOSE OF 1995, A RECORD YEAR.



LIQUIDITY AND CAPITAL RESOURCES
- --------------------
LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMODATE DECREASES IN DEPOSITS AND FUND INCREASES TO THE LOAN PORTFOLIO. THE BANK'S LIQUIDITY HAS BEEN FUNDED BY CASH FLOWS AND MATURITIES FROM LOANS AND INVESTMENTS. ADDITIONAL LIQUIDITY WAS PROVIDED BY BORROWINGS FROM THE FHLB AND FED FUND LINES OF CREDIT.

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