Form 10-Q
period 1996-09-30
TOWER BANCORP INC
filed 1996-11-15
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  SEPTEMBER 30, 1996

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

842,374 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF SEPTEMBER 30, 1996.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         SEPTEMBER 30, 1996 AND DECEMBER 31, 1995              3


    CONSOLIDATED STATEMENT OF INCOME
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995       4

    CONSOLIDATED STATEMENT OF INCOME
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995        5


    CONSOLIDATED STATEMENT OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995         6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS              8



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                         9

    SIGNATURES                                            10

    EXHIBITS                                             11-12














                                  2

TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                                               09-30-96       12-31-95
ASSETS
 CASH AND DUE FROM BANKS                          5,201          3,622
INTEREST BEARING BALANCES WITH BANKS              3,345          2,354
FEDERAL FUNDS SOLD                                    0              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATE AND POLITICAL             8,521          8,011
   SUBDIVISIONS (FAIR VALUE $8424,8155)
 2 US TREASURY SECURITIES                           898          1,097
 2 US GOVT AGENCIES AND CORPORATIONS             21,696         20,921
 2 OTHER SECURITIES AND EQUITY SEC                6,476          4,785
   UNREALIZED GAIN (LOSS)                          (146)           120
LOANS:                                           99,426         96,119
LESS:  UNEARNED INCOME OF LOANS                   (212)          (201)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,947)        (1,945)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        2,100          1,830
REAL ESTATE OWNED OTHER THAN BANK PREMISES          238            238
ACCRUED INTEREST RECEIVABLE                         927            891
DEFERRED INCOME TAXES                               853            612
OTHER ASSETS                                        791            728
                                                -------        -------
TOTAL ASSETS                                    148,167        139,182
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                        10,481          8,201
   SAVINGS                                       55,515         51,312
   TIME                                          61,540         60,247
LIABILITIES FOR BORROWED MONEY                    1,701          1,222
FEDERAL FUNDS PURCHASED                             112            486
ACCRUED INTEREST PAYABLE                            412            389
ACCRUED FEDERAL INCOME TAXES                        698              0
OTHER LIABILITIES                                   360          1,177
                                                -------        -------
TOTAL LIABILITIES                               130,819        123,034
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 5,000,000 SHARES:
   424,090 SHARES ISSUED - 1995
   848,180 SHARES ISSUED - 1996                   2,120          1,060
   SURPLUS                                        4,295          5,354
UNDIVIDED PROFITS                                11,132          9,508
NET UNREALIZED (LOSS) ON MARKETABLE SEC             (35)           254
LESS: COST OF TREASURY STOCK                       (164)          (28)
                                                -------        -------
TOTAL EQUITY CAPITAL                             17,348         16,148
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   148,167        139,182
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.
                                      3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 NINE MONTHS ENDED
INTEREST INCOME                               09-30-96      09-30-95
----------                                     -------       -------

INTEREST AND FEES ON LOANS                    6,606,693      6,562,871
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              328,998        338,698
  AVAILABLE FOR SALE                          1,184,610      1,131,490
INTEREST ON FED FUNDS SOLD                       12,987         17,016
INTEREST ON DEPOSITS WITH BANKS                 186,001         99,120
                                                -------        -------
                                              8,319,289      8,149,195
INTEREST EXPENSE
----------
INTEREST ON DEPOSITS                          3,534,631      3,278,539
INTEREST ON FED FUNDS PURCHASED                  34,230            487
INTEREST ON BORROWED MONEY                       49,499        192,134
                                                -------        -------
                                              3,618,360      3,471,160
                                                -------        -------
NET INTEREST INCOME                           4,700,929      4,678,035
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         4,700,929      4,678,035

OTHER INCOME:
TRUST DEPARTMENT INCOME                         218,630        153,232
SERVICE CHARGES ON DEPOSIT ACCOUNTS             226,382        226,538
OTHER SERVICE CHARGES                            66,291         53,796
OTHER OPERATING INCOME                           13,600         12,529
INVESTMENT SECURITIES GAINS(LOSSES)             223,176         83,039
                                                -------        -------
                                                748,079        529,134
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS            1,492,403      1,416,411
OCCUPANCY EXPENSE OF BANK PREMISES              205,785        198,028
FURNITURE AND FIXTURE EXPENSE                   239,523        460,840
OTHER OPERATING EXPENSES                      1,019,924        866,892
                                                -------        -------
                                              2,957,635      2,942,171
                                                -------        -------
INCOME BEFORE TAXES                           2,491,373      2,264,998
APPLICABLE INCOME TAXES                         700,563        637,000
                                                -------        -------
NET INCOME                                    1,790,810      1,627,998
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  2.13           3.84
CASH DIVIDENDS DECLARED PER SHARE                      .20            .36
NUMBER OF SHARES OUTSTANDING                    842,374        424,090
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 THREE MONTHS ENDED
INTEREST INCOME                               09-30-96      09-30-95
----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,199,333      2,227,540
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              111,630        112,056
  AVAILABLE FOR SALE                            398,413        377,669
INTEREST ON FED FUNDS SOLD                        8,575         17,016
INTEREST ON DEPOSITS WITH BANKS                  61,890         35,957
                                                -------        -------
                                              2,779,841      2,770,238
INTEREST EXPENSE
----------
INTEREST ON DEPOSITS                          1,183,012      1,186,793
INTEREST ON FED FUNDS PURCHASED                   9,279            104
INTEREST ON BORROWED MONEY                       23,316         23,492
                                                -------        -------
                                              1,215,607      1,210,389
                                                -------        -------
NET INTEREST INCOME                           1,564,234      1,559,849
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,564,234      1,559,849

OTHER INCOME:
TRUST DEPARTMENT INCOME                          86,446         54,779
SERVICE CHARGES ON DEPOSIT ACCOUNTS              76,505         79,877
OTHER SERVICE CHARGES                            25,323         20,717
OTHER OPERATING INCOME                           (3,390)        11,227
INVESTMENT SECURITIES GAINS(LOSSES)             108,146         37,820
                                                -------        -------
                                                293,030        204,420
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              503,444        472,016
OCCUPANCY EXPENSE OF BANK PREMISES               67,912         64,670
FURNITURE AND FIXTURE EXPENSE                    80,146        143,775
OTHER OPERATING EXPENSES                        342,153        238,779
                                                -------        -------
                                                993,655        919,240
                                                -------        -------
INCOME BEFORE TAXES                             863,609        845,029
APPLICABLE INCOME TAXES                         251,563        246,841
                                                -------        -------
NET INCOME                                      612,046        598,188
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                   .73           1.41
CASH DIVIDENDS DECLARED PER SHARE                     0.20           0.33
NUMBER OF SHARES OUTSTANDING                    842,374        424,090
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      5

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(,000 OMITTED)                                 NINE MONTH      NINE MONTH
                                               ENDED           ENDED
                                               09-30-96        09-30-95
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------
  NET INCOME                                      1,568          1,542
ADJ TO RECONCILE NET CASH
  DEPRECIATION AND AMORTIZATION                     134            192
  PROVISION FOR LOAN LOSSES                           2              0
  GAIN ON SALE OF INVESTMENT SECURITIES             223             83
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                    (241)          (371)
  (INCREASE) IN OTHER ASSETS                       (63)          (106)
  (INCREASE) IN INTEREST RECEIVABLE                (36)           (88)
  INCREASE IN INTEREST PAYABLE                       23            122
  (DECREASE) IN ACCRUED INCOME TAXES                698          (111)
  (DECREASE) IN OTHER LIABILITIES                 (817)             87
  OTHER, NET                                      (280)            372
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         1,211          1,722
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                   (3,307)          1,145
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                    (270)             98
  SALES OF OTHER REAL ESTATE                          0              0
  INT BEARING W/BANKS (NET)                       (991)        (1,070)
  SECURITIES (NET)                              (2,777)          (974)
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES         (7,345)          (801)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN DEMAND AND SAVINGS DEPOSITS     6,483          1,490
  CD'S (NET)                                      1,293          6,106
  NET CHANGE IN FED FUNDS                         (374)        (3,730)
  DEBT (NET)                                        479        (5,450)
  PROCEEDS FROM SALE OF CAPITAL STOCK                 0              0
  CASH DIVIDENDS PAID                             (168)          (153)
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         7,713        (1,737)
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS       1,579          (816)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    3,622          4,327
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     5,201          3,511
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS




                                      6

                             TOWER BANCORP INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF SEPT.30,1996 AND SEPTEMBER 30,1995, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT.30,1996 AND 1995, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

   THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT. 30, 1996 AND 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


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























                                      7
                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. NET INTEREST INCOME FOR THE BANK INCREASED .49% AND .28% FOR THE NINE AND THREE MONTH PERIODS ENDED 9-30-96 COMPARED TO THE SAME PERIODS IN 1995. OTHER INCOME HAS INCREASED 41% DUE TO LARGELY TO HAVING TAKEN GAINS IN THE EQUITY PORTFOLIO. IN ADDITION INCOME FROM THE SALE OF MUTUAL FUNDS WAS ALLOCATED TO TRUST INCOME. NET INCOME IS UP 10% OVER THE SAME PERIOD IN 1995.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN 1996 AS IT MAINTAINS A RATIO OF TOTAL LOANS OF 2.00%. ANTICIPATED LOSSES FALL WELL BELOW THE CURRENT RESERVE BALANCE. THE BANK HAS HAD NET RECOVERIES THUS FAR IN 1996.

THE BANK MAINTAINS A CAPITAL RATIO OF 10.27% AND A RISK BASED CAPITAL RATIO OF 17.80% AS OF 9-30-96.

THE DEMAND FOR TOWER STOCK REMAINS STRONG. IT APPEARS THAT THE HOLDING CO. WILL MEET PROJECTED EARNINGS AND GROWTH FOR 1996.


LIQUIDITY AND CAPITAL RESOURCES
--------------------
LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMODATE DECREASES IN DEPOSITS AND FUND INCREASES TO THE LOAN PORTFOLIO. THE BANK'S SOURCES OF LIQUIDITY CAME FROM MATURITIES IN THE INVESTMENT PORTFOLIO AS WELL AS NORMAL PRINCIPAL AND INTEREST PAYMENTS FROM THE LOAN AND MORTGAGE BACKED
PORTFOLIOS.
INCREASES IN THE DEPOSIT BASE ALSO PROVIDED LIQUIDITY.

















                                      8





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









                                      9



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