Form 10-K
period 1996-12-31
TOWER BANCORP INC
filed 1997-03-20
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
Commission file number:  0-12826
                     TOWER BANCORP, INC.
(Exact name of registrant as specified in its charter)
    Pennsylvania                             25-1445946
State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

Center Square, Greencastle, Pennsylvania        17225
Address of principal executive offices)     (Zip Code)

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

As of December 31, 1996, 840,213 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 28,567,242.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1997
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

Item 1.  Business.

History and Business
    Tower Bancorp, Inc. ("Tower") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Tower was organized on October 12, 1983, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring The First National Bank of Greencastle, Greencastle, Pennsylvania ("First") and such other banks and bank related activities as are permitted by law and desirable. On June 1, 1984, Tower acquired 100% ownership of The First National Bank of Greencastle, issuing 159,753 shares of Tower's common stock to the former First shareholders.
    In April of 1991, Tower sold 335 shares of its common stock that were held as Treasury Stock increasing the total number of outstanding shares at December 31, 1991 to 349,436. During 1992 Tower acquired 2,512 shares of its common stock and sold 1,850 shares of its common stock that was held as Treasury Stock to First's ESOP plan, decreasing the total number of shares outstanding at December 31, 1992 to 348,774. During 1993 Tower acquired 2,400 shares of its common stock and sold 1,662 shares of its common stock that was held as treasury stock to First's ESOP plan, decreasing the total number of shares outstanding at December 31, 1993 to 348,036. During 1994 Tower acquired 1,634 shares of its own common stock and sold 1,841 shares of its common stock that was held as treasury stock to First's ESOP plan. Tower also issued a 10% stock dividend on July 15, 1994 of 34,662 shares, increasing the total number of shares outstanding at December 31, 1994 to 382,875.
    During 1995 Tower acquired 667 shares of its own common stock and sold 2,931 shares of its common stock that was held as treasury stock to First's ESOP plan and 144 shares to First's president as part of a stock option plan. Tower also issued a 10% stock dividend on July 7, 1995 of 38,202 shares, increasing the total number of shares outstanding at December 31, 1995 to 423,485.
    During 1996 Tower acquired 6,475 shares of its own common stock and sold 1,394 shares of its own common stock that was held as treasury stock to First's ESOP plan, and 324 shares to First's president as part of a stock option plan. Tower also issued a 100% stock dividend on April 15, 1996 of 424,090 shares, increasing the total number of shares outstanding at December 31, 1996 to 840,213.
    Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its four branches are located in Quincy, Shady Grove, Mercersburg and Laurich, as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.

    Tower has no employees other than its four officers who are also employees of First, its subsidiary.
On December 31, 1996, First had 61 full-time and 15 part-time employees.
    Tower contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks. Tower also may seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities. Any acquisition by Tower will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, and, in some instances, other regulatory agencies and its shareholders. During 1996 Tower secured approval and purchased property for use as a possible future branch office, in Washington County, Maryland.
Business of First
    First was organized as a national bank in 1983 as part of an agreement and plan of merger between Tower and The First National Bank of Greencastle, the predecessor of First, under which First became a wholly-owned subsidiary of Tower. As indicated, First is the successor to The First National Bank of Greencastle which was originally organized in 1864.
    First is engaged in commercial banking and trust business as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate, business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
    Through its trust department, First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.
    As of December 31, 1996, First had total assets of approximately $ 149 million, total shareholders' equity of approximately $ 18 million and total deposits of approximately $ 127 million.
Regulation and Supervision
    Tower Bancorp, Inc. (Tower) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). As a registered bank holding company, the parent company is required to file with the FRB certain reports and information. Tower is also subject to examination by the FRB and is restricted in its acquisitions, certain of which are subject to approval by the FRB. In addition, the parent company would be required to obtain the approval of the Pennsylvania State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.
    Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First National Bank of Greencastle (First). As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.
    The operations of First are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
    The primary supervisory authority of First is the Office of the Comptroller of the Currency (OCC), who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.

    Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 15 of the Notes to Financial Statements for a discussion of the limitations on the availability of Tower's subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.
    The Financial Institutions Reform, Recovery and Enforcement Act of 1989(FIRREA) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation(FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Tower currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.

    The OCC issued guidelines which, effective
December 31, 1990, imposed upon national banks new risk-based capital and leverage standards. These new capital requirements of bank regulators, are discussed on page 43 under "Capital Funds". Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.
    In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted.
 Among other things, FDICIA provides increased funding for the Bank Insurance Fund of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment systems. The FDICIA also contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also contains provisions limiting the acceptance of brokered deposits by certain depository institutions, placing restrictions on the terms of "bank investment contracts" that may be offered by depository institutions and provisions requiring the FDIC to study the current rules applicable to the aggregation of accounts of depositors at an institution that are entitled to FDIC insurance. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
    FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized".
A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subisidaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
    Based on their respective regulatory capital ratios at December 31, 1996, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" on page 43 for information regarding the Bank's regulatory capital ratios.
    The earnings of First, and therefore the earnings of Tower, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the OCC and the FDIC. In addition, there are numerous governmental requirements and regulations that affect the activities of Tower.
Competition
    First's principal market area consists of the southern portion of Franklin County, Pennsylvania, the northeastern portion of Washington County, Maryland, and a portion of Fulton County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.
    First, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than First.
First is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.  Properties.
         The First National Bank of Greencastle owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; and in Quincy, Pennsylvania. In addition, First leases approximately 1,500 square feet in a building located at 305 North Main Street, Mercersburg, Pennsylvania. Offices of the bank are located in each of these buildings. First also owns a building at 18233 Maugans Avenue in Washington County, Maryland which may be used as a branch office at some point in the future.

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

    Tower's common stock is not traded on a national securities exchange, but is traded inactively through the local and over-the-counter local markets. At December 31, 1996, the approximate number of shareholders of record was
932. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                         Cash Dividends
            Period            Paid            Market Price
1996   (1)1st Quarter   $   0     $ 22.50 - $ 26.50
    2nd Quarter    .20  26.00 -   28.00
    3rd Quarter    0    33.50 -   36.00
    4th Quarter    .45  34.25 -   34.75
1995   (1)1st Quarter   $   0     $ 22.50 - $ 23.00
    2nd Quarter    .18  24.00 -   24.00
    3rd Quarter    0    22.50 -   24.00
    4th Quarter    .40  22.50 -   22.50

    (1) Note: Market prices and cash dividends were based on weighted average shares of common stock outstanding after giving retroactive recognition to a 100% stock dividend in April 1996 and a 10% stock dividend in July 1995.

Item 6.  Selected Financial Data.

                    1996     1995     1994   1993         1992
Income (000 omitted)
    Interest income     $ 11,156  $ 11,002  $ 9,666   $ 9,034   $ 9,676
    Interest expense    4,811     4,703     3,661     3,585     4,393
    Provision for
     loan losses          0         0       13       235      290
    Net interest
     income after
     provision for
     loan losses   6,345     6,299     5,992     5,214     4,993
    Other operating
     income   990  719  697  735  809
    Other operating
     expenses    4,055     3,921    3,824     3,576     3,836
    Income before
     income taxes  3,280     3,097     2,865     2,373     1,966
    Applicable income
     tax(benefit)        944      812      748       684       473
       Net income  $  2,336  $  2,285  $ 2,117   $ 1,689   $ 1,493

Per share amounts are based on the following weighted average shares outstanding after giving retroactive recognition to a 100% stock dividend issued April 15, 1996 and a 10% stock dividend issued in July 1995 and 1994:

    1996 - 843,402    1994 - 843,867    1992 - 848,005
    1995 - 845,172    1993 - 846,282

                  1996     1995     1994    1993    1992
Income (000 omitted)
    Net income     $   2.77  $   2.70  $   2.51  $   1.96  $   1.76
    Cash dividend
     paid     .65  .58  .49  .43  .40
    Book value     20.99     19.11     15.81     14.56     13.01

Year-End Balance Sheet Figures
   (000 omitted)
    Total assets$ 148,673    $ 139,182 $ 135,378 $ 125,495 $ 120,435
    Net loans 99,094    93,905    93,282    84,750    77,048
    Total
     investment
     securities    37,673    33,733    30,841    29,687    30,030
    Deposits-
     noninterest
   bearing    7,959     8,201     7,308     7,542     6,306
    Deposits-
     interest
     bearing  118,645   111,559   106,906   101,742   100,587
    Total deposits 126,604   119,760   114,214   109,284   106,893
    Total stock-
     holders'
     equity   17,704    16,148    13,343    12,319    11,029

-13-


                   1996     1995      1994    1993   1992
Ratios
    Average equity/
     average assets     11.76     10.74     9.84 9.62 9.10
    Return on
     average equity     13.80     15.49     16.50     14.46     14.26
    Return on
     average assets     1.62 1.67 1.62 1.39 1.29

Item 7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.

    Management's discussion and analysis of financial condition and results of operations on pages 39 through 44 of this report for the year ended December 31, 1996 are incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data.

    The report of independent auditors and the following consolidated financial statements and schedules of Tower are submitted herewith:
                                                       Page

    Independent Auditor's Report  13

    Consolidated balance sheets
     December 31, 1996 and 1995   14

    Consolidated statements of income
     for the years ended December 31,
     1996, 1995 and 1994     15

    Consolidated statements of changes
     in stockholders' equity for the years
     ended December 31, 1996, 1995 and 1994 16

    Consolidated statements of cash flows
     for the years ended December 31,
     1996, 1995 and 1994     17 and 18

    Notes to consolidated financial
     statements    19 - 37

    Summary of quarterly financial
     data (unaudited)   38

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tower Bancorp Inc.
Greencastle, Pennsylvania


    We have audited the accompanying consolidated balance sheets of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and statements of cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.







Chambersburg, Pennsylvania
January 30, 1997

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995


    ASSETS
                                          1996      1995

                                           (000 omitted)

Cash and due from banks $   3,034 $   3,622
Interest bearing deposits with banks   4,071     3,435
Investment Securities
    Available for sale  24,322    23,285
    Held to maturity, fair value of
     $ 9,336 - 1996; $ 8,218 - 1995    9,170     8,011
Other bank stock   4,181     2,437
Loans
    Commercial, financial and agricultural  10,009    8,736
    Real estate - Mortgages (net of deferred
      loan origination fees $ 211 - 1996;
      $ 201 - 1995)     78,990    76,624
    Real estate - Construction and land
      development  2,326     1,494
    Consumer      9,716     8,996
         101,041   95,850
    Less: Allowance for loan losses        1,947     1,945

         Total loans    99,094    93,905



Premises, equipment, furniture and
 fixtures     1,628     1,830
Real estate owned other than premises  665  319
Prepaid federal taxes   89   107
Accrued interest receivable  948  891
Deferred income tax charges  629  612
Other assets        842       728



         Total assets   $ 148,673 $ 139,182





The Notes to Consolidated Financial Statements are an integral part of these statements.

         LIABILITIES
                                       1996        1995

                                         (000 omitted)


Deposits in domestic offices
    Demand, noninterest bearing   $   7,959 $   8,201
    Savings   54,490    51,312
    Time         64,155    60,247
         Total deposits 126,604   119,760
Accrued interest payable     409  389
Federal funds purchased 865  486
Liabilities for borrowed money    1,866     1,222
Other liabilities      1,225     1,177

         Total liabilities     130,969   123,034


         STOCKHOLDERS' EQUITY

Stockholders' equity
    Common stock: par value $ 2.50;
     authorized 5,000,000 shares, issued
     848,180 shares - 1996; 424,090
     shares - 1995 2,120     1,060
    Additional paid-in capital    5,356     5,354
    Retained earnings   10,237    9,508
    Unrealized holding gain on
     securities available for sale - net
     of tax - $ 122 - 1996 and $ 131 -
     1995                236       254
              17,949    16,176
    Less:  Cost of Treasury stock, 7,967
     shares - 1996; 605 shares - 1995  (      245)    (       28)
         Total stockholders' equity       17,704    16,148

    Total liabilities and
     stockholders' equity    $ 148,673 $ 139,182


TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                  1996     1995      1994
                                       (000 omitted)
Interest and Dividend Income
    Interest and fees on loans    $  8,809  $  8,809  $ 7,634
    Interest and dividends on
     investment securities
         Taxable   1,701     1,587     1,443
         Federal tax exempt  447  449  449
    Interest on federal funds sold     40   57   3
    Interest on deposits with banks         159       100      137
         Total interest income      11,156    11,002    9,666

Interest Expense
    Interest on time certificates of
     deposit of $ 100,000 or more 735  588  474
    Interest on other deposits    4,011     3,901     3,055
    Interest on borrowed money          65       214      132
         Total interest expense      4,811      4,703   3,661

    Net interest income 6,345     6,299     6,005
    Provision for loan losses            0         0       13
         Net interest income after
          provision for loan losses       6,345     6,299    5,992

Other Income
    Trust department income  252  200  190
    Service charges on deposit accounts     277  288  269
    Other service charges, collection
     and exchange charges, commissions
     and fees 159  102  103
    Investment securities gains   278  118  135
    Investment services income    24   0    0
    Gain on sale of property, equipment,
     furniture & fixtures           0        11       0
                   990       719     697
Other Expenses
    Salaries, wages and other employee
     benefits 1,995     1,917     1,836
    Occupancy expense   291  258  254
    Furniture and equipment expenses   661  640  617
    FDIC insurance premiums  2    134  251
    Other operating expenses    1,106       972      866
                 4,055     3,921    3,824
         Income before income taxes    3,280     3,097     2,865
    Applicable income tax expense      944       812      748
         Net income     $  2,336  $  2,285  $ 2,117
    Earnings per share of common stock
         Net income     $  2.77   $  2.70   $ 2.51

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                                    Unrealized
                                                Holding Gain (Loss)
                            Additional          on Available
                     Common   Paid-In  Retained     for Sale    Treasury
                      Stock   Capital  Earnings    Securities     Stock
                                            (000 omitted)
Balance at
 December 31, 1993 $   878   $ 2,328   $  9,221  $    0    ($ 108)
    Net income     0    0    2,117     0    0
    Cash dividends declared
     on common stock
     ($ .49 per share)  0    0    (     415)     0    0
    Net unrealized
     loss on available
     for sale securities     0    0    0    (   663)  0
    Purchase of treasury
     stock (1,634 shares)    0    0    0    0    (   73)
    Sale of treasury
     stock (1,811 shares)    0    0    0    0    58
    Stock dividend
     issued         87    1,421   (   1,508)          0       0
Balance at
 December 31, 1994  965  3,749     9,415    (   663)  (  123)
    Net income     0    0    2,285     0    0
    Cash dividends
     declared on
     common stock
     ($ .58 per share)  0    0    (     492)     0    0
    Purchase of
     treasury stock
     (667 shares)  0    0    0        0     (   31)
    Sale of treasury
     stock (3,075 shares)    0    0         0       0 126
    Net unrealized
     gain on available
     for sale securities     0    0    0    917  0
    Stock dividend
     issued        95     1,605   (   1,700)          0        0
Balance at
 December 31, 1995  1,060     5,354     9,508     254 (   28)
    Net income     0    0    2,336     0        0
    Purchase of
     treasury stock
     (6,475 shares)     0    0    0        0     (  275)
    Sale of treasury
     stock (1,618 shares)    0            2         0      0       58
    Cash dividends declared
     on common stock
     ($ .65 per share)  0    0    (     547)     0    0
    Stock dividend
     issued       1,060    0 (   1,060)           0         0
    Net unrealized
     loss on
     available for
     sale securities          0         0          0  (   18)       0
Balance at
 December 31, 1996 $ 2,120   $ 5,356   $ 10,237  $ 236     ($ 245)




The Notes to Consolidated Financial Statements are an integral part of these statements.
-18-


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

                                     1996      1995      1994
                                          (000 omitted)
Cash flows from operating activities:
    Net income     $ 2,336   $ 2,285   $ 2,117
    Adjustments to reconcile net
     income to net cash provided by
     operating activities:
         Depreciation and amortization 249  244  234
         Provision for loan losses     0    0    13
         (Gain) loss on sale of
          investment securities   (    332) (    118) (    135)
         (Gain) loss on disposal of
          property, equipment, furniture
          and fixtures          0 (     11) (      1)
         Provision for deferred
          taxes    (      9) 11   (     14)
         (Increase) decrease in:
              Other assets   (    140) (    166) (     60)
              Interest receivable (     57) (     75) (     19)
              Prepaid income taxes     18   (    107) 0
         Increase (decrease) in:
              Interest payable    20   120  17
              Accrued income taxes     0    (     70) (     22)
              Other liabilities        48        48   (    167)
    Net cash provided by operating
     activities      2,133     2,161      1,863
Cash flows from investing activities:
    Net (increase) in loans  (  5,189) (    623) (  8,545)
    Purchases of bank premises,
     equipment, furniture and
     fixtures (     47) (    140) (    249)
    Proceeds from sale of property,
     equipment, furniture and
     fixtures 0    55   1
    Purchases of other real estate     (    346) 0    0
    Net (increase) decrease in
     interest bearing deposits with
     banks    (    636) (  1,301) 828
    Maturity/sales of available for
     sale securities    7,931     5,072     4,110
    Maturities of held to maturity
     securities    1,113     935  920
    Purchases of available for sale
     securities    (  9,640) (  6,630) (  5,505)
    Purchases of held to maturity
     securities    (  2,257) (    701) (  1,480)
    Purchase of Federal Home Loan Bank
     stock    (      1) (     37) (     53)
    Purchase of Federal National
     Mortgage Association stock   (    750) 0    0
    Purchases of Federal Reserve Bank
     stock    (      4)       0         0
Net cash (used) by investing
 activities   (  9,826) (  3,370) (  9,973)

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Years Ended December 31, 1996, 1995 and 1994

                                                  1996
1995     1994
                                              (000 omitted)


Cash flows from financing activities:
    Net increase in deposits $ 6,846   $ 5,546   $ 4,930
    Net increase (decrease) in
     short-term borrowings   1,023     (  4,645) 4,101
    Purchase of treasury stock    (    275) (     31) (     73)
    Proceeds from sale of treasury
     stock    58        126  58
    Cash dividends paid (    547) (    492) (    415)

Net cash provided by financing
 activities     7,105      504      8,601

Net increase (decrease) in cash
 and cash equivalents   (    588) (    705) 491

Cash and cash equivalents at
 beginning of year   3,622     4,327     3,836

Cash and cash equivalents at end
 of year $ 3,034   $ 3,622   $ 4,327

Supplemental disclosure of cash flows information:

    Cash paid during the year for:

         Interest  $ 4,754   $ 4,583   $ 3,664
         Income taxes   911  901  705

Supplemental schedule of noncash investing and financing activities:

    Unrealized gain (loss) on securities available for sale
   (net of tax effects) $   236   $   254   ($   663)









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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic

Note 1.  Summary of Significant Accounting Policies
     (Continued)
conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowances for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Investment Securities

The Corporation's investments in securities are classified in three categories and accounted for as follows:

d   Trading Securities.  Securities held principally
    for resale in the near term are classified as
    trading securities and recorded at their fair
    values.   Unrealized gains and losses on trading
    securities are included in other income.

d Securities to be Held to Maturity. Bonds and notes for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

d Securities Available for Sale. Securities available for sale consist of bonds and notes not classified as trading securities nor as securities to be held to maturity. These are securities that management intends to use as a part of its asset and liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Fair values for investment securities are based on quoted market prices.

The Corporation had no trading securities in 1996 and 1995.
-22-


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

Note 1.  Summary of Significant Accounting Policies
         (Continued)
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

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

Earnings per Share of Common Stock

Earnings per share of common stock were computed based on weighted averages of 843,402, 845,172 and 843,867 shares outstanding in 1996, 1995 and 1994, respectively, after giving retroactive recognition to a 100% stock dividend issued in April 1996 and 10% stock dividends issued in July 1995 and 1994.

Federal Income Taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas, for federal income tax purposes, these expenses are deducted

Note 1.  Summary of Significant Accounting Policies
         (Continued)

when paid. There are also differences between the amount of depreciation expensed for tax and financial reporting purposes. There also exists an income tax effect caused by the adjustment to fair value for available for sale securities. As a result of these timing differences, deferred income taxes are provided in the financial statements.
See Note 14 for further details.

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

Note 1.  Summary of Significant Accounting Policies
         (Continued)

    Interest Bearing Balances with Banks. Interest bearing balances with banks having a maturity greater than one year have estimated fair values using discounted cash flows based on current market interest rates.

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

         Off-Balance-Sheet Instruments. The Bank generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.
-26-


Note 1.  Summary of Significant Accounting Policies
         (Continued)

Advertising. The Bank expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 1996, 1995 and 1994 were $ 111,269, $ 118,836 and
$ 98,188, respectively.

Note 2.  Investment Securities

The investment securities portfolio is comprised of
securities classified as available for sale and
held to maturity, resulting in investment
securities available for sale being carried at fair
value and investment securities held to maturity
being carried at cost, adjusted for    amortization of
premiums and  accretions of discounts.

The amortized cost and fair value of investment
securities    available for sale at December 31 were:

                                Gross      Gross
                   Amortized Unrealized  Unrealized  Fair
                      Cost      Gains      Losses    Value
                                 (000 omitted)
                                     1996
U.S. Treasury
 securities   $    698   $  13    $   0     $    711
Obligations of other
 U.S. government
  agencies    16,018    91   107  16,002
Mortgage-backed
 securities   5,429     33   75   5,387
Corporate bonds    818  30   8    840
Equities           999    397        14        1,382
         $ 23,962  $ 564     $ 204     $ 24,322

                                     1995
U.S. Treasury
 securities   $  1,098   $  31    $   1     $  1,128
Obligations of other
 U.S. government
 agencies     13,216    178  115  13,279
Mortgage-backed
 securities   7,008     44   71   6,981
Corporate bonds    820  41   1    860
Equities           760    289        12        1,037
         $ 22,902  $ 583     $ 200     $ 23,285

    The amortized cost and fair values of investment
    securities     held to maturity at December 31 were:

                                   Gross      Gross
                       Amortized Unrealized Unrealized Fair
                         Cost      Gains      Losses   Value
                                   (000 omitted)
                                       1996
    Obligations of
     state and
     political
     subdivisions  $ 9,170   $ 186     $   20    $ 9,336

                                       1995
    Obligations of
     state and
     political
     subdivisions  $ 8,011   $ 225     $   18    $ 8,218

    The amortized cost and fair values of investment
    securities     available for sale and held to maturity
    at December 31, 1996, by expected maturity are
    shown below.  Expected maturities will differ from
    contractual maturities because borrowers may have
    the right to call or     prepay obligations with or
    without call or prepayment penalties.

                      Securities Available Securities Held
                            for Sale         to Maturity
                       Amortized  Fair     Amortized   Fair
                         Cost     Value      Cost      Value
                        (000 omitted)        (000 omitted)
    Due in one year
     or less  $  2,149  $  2,139  $   725   $   726
    Due after one
     year through
     five years    4,341     4,390     2,816     2,866
    Due after five
     years through
     ten years     10,044    10,039    3,772     3,839
    Due after ten
     years        1,000      985    1,857     1,905
         17,534    17,553    9,170     9,336
    Mortgage-backed
     securities    5,429     5,387     0    0
    Equity
     securities         999     1,382        0         0
         $ 23,962  $ 24,322  $ 9,170   $ 9,336

    Proceeds from sales and maturities of investment
    securities     available for sale during 1996, 1995 and
    1994 were      $ 7,931,319, $ 5,072,590 and $ 4,110,460,
    respectively.       Gross realized gains and      losses on
    those     sales and maturities     were $ 327,456 and
    $ 59,868 for 1996;  $ 130,833 and $ 12,834 for    1995;
    and $ 145,724 and $ 10,625 for 1994, respectively.
    Included in    shareholders' equity at  December 31,
    1996 and 1995 are   $ 236,000 and $ 254,000 of net
    unrealized gains on      securities available     for sale,
    respectively, net of     related tax effects.

Securities carried at $ 13,608,144 and $ 14,638,701
at December 31, 1996 and 1995, respectively, were
pledged to    secure public funds and for other
purposes as required or permitted by law.

    Other bank stock on the balance sheet includes:

                                           1996       1995

    Federal Reserve Bank stock    $    81   $    77
    Federal Home Loan Bank stock  591  590
    Federal Home Mortgage Bank stock   250  250
    Federal Home Loan Mortgage
     Association preferred stock  750  0
    Atlantic Central Bankers Bank 45   45
    Other bank stock      2,464     1,475
              $ 4,181   $ 2,437

Note 3.  Allowance for Loan Losses

    Activity in the allowance for loan losses is summarized as follows:

                                    1996    1995      1994
                                        (000 omitted)

    Balance at beginning
     of period     $ 1,945   $ 1,856   $ 1,560
    Recoveries     16   109  301
    Provision for possible loan
     losses charged to income           0         0        13
         Total     1,961     1,965     1,874
    Losses         14        20        18
    Balance at end of period $ 1,947   $ 1,945   $ 1,856

    The corporation had no impairment of loans in 1996 or 1994.

Impairment of loans during 1995 consisted of one
loan with a carrying value of $ 54,000 at December
31, 1995 which has been recognized in conformity
with FASB Statement No. 114, Accounting by
Creditors for Impairment of Loans.     Interest income
of $ 1,500 was recognized on cash payments received
on this loan in 1995.  The total allowance for
credit losses related to this loan was $ 20,000 at
December 31, 1995.  This loan was more than 180
days delinquent and the Bank subsequently
foreclosed    on the loan's collateral.

Note 4.  Premises, Equipment, Furniture and Fixtures

                                    Accumulated  Depreciated
                            Cost    Depreciation     Cost
                                     (000 omitted)
Premises (including
 land $ 287,000)   $ 2,536   $ 1,222   $ 1,314
Equipment, furniture and
 fixtures       1,557     1,243       314
    Totals, December 31,
     1996     $ 4,093   $ 2,465   $ 1,628
Premises (including land
 $ 287,000)   $ 2,536   $ 1,134   $ 1,402
Equipment, furniture and
 fixtures       1,517     1,089       428
    Totals, December 31,
     1995     $ 4,053   $ 2,223   $ 1,830

    Depreciation expense amounted to $ 249,000 in 1996, $ 244,000 in 1995 and $ 234,000 in 1994.

Note 5.  Real Estate Owned Other Than Premises

Included in real estate owned other than premises
are certain properties which are located adjacent
to the main office, and property in Washington
County Maryland.  The Bank intends to hold these
properties for future expansion purposes in order
to protect its competitive position, and    are
renting certain of these properties until such time
as the Bank decides they are needed.  The
depreciated cost of these properties was    $ 427,140
and $ 81,000 at December 31, 1996 and 1995,
respectively.

Note 6.  Loans to Related Parties

The company's subsidiary has granted loans to the officers and directors of the company and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,204,753 and $ 1,272,633 at December 31, 1996 and 1995,
respectively. During 1996, $ 994,829 of new loans were made and repayments totalled $ 1,062,709.
During 1995, $ 627,445 of new loans were made and repayments totalled $ 754,072.

Outstanding loans to bank employees totalled
$ 2,306,936 and $ 1,641,412 at December 31, 1996
and 1995, respectively.

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

                                Contract or Notional Amount
                                     1996          1995
Financial instruments whose
 contract amounts represent
 credit risk at December 31:
   Commitments to extend
    credit    $ 11,228,809   $ 11,525,604
   Standby letters of credit
    and financial guarantees
    written      1,175,714      1,311,920
         $ 12,404,523   $ 12,837,524

Note 7.  Financial Instruments With Off-Balance-Sheet Risk
          (Continued)

Commitments to extend credit are agreements to lend
to a customer as long as there is no violation of
any condition established in the contract.
Commitments generally have fixed expiration dates
or other termination clauses and may require
payment of a fee.  Since many of the commitments
are expected to expire without being drawn upon,
the total commitment amounts do not necessarily
represent future cash requirements.  The Bank
evaluates     each customer's creditworthiness on a
case-by-case basis.     The amount of collateral
obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

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

Note 8.  Nonaccrual Loans

The following table shows the principal balances of nonaccrual loans as of December 31:

                              1996        1995        1994

Nonaccrual loans   $ 77,000  $ 135,000 $ 79,000
Interest income that
 would have been accrued
 at original contract
 rates             $  7,409  $  11,583 $  9,336
Amount recognized as
 interest income          0          0        0
   Foregone revenue     $  7,409  $  11,583 $  9,336

Note 9.  Retirement Plan

The Bank maintains a target benefit retirement plan
for those employees who meet the eligibility
requirements set forth in the plan.  Substantially
all of the Bank's employees are covered by the
plan.  The Bank's funding    policy is to contribute
annually an amount, as determined under plan provisions, necessary to meet target benefits established by the plan. Contributions charged to operations were $ 34,000 for 1996, $ 32,000 for
1995, and $ 39,000 for 1994.

Note 10. Employee Benefit Plans

The Bank maintains a profit-sharing plan for those
employees who meet the eligibility requirements set
forth    in the plan.  Contributions to the plan are
based on Bank performance and are at the discretion of the Bank's Board of Directors. Substantially all of the Bank's employees are covered by the plan and the contribution charged to operations was $ 63,000, $ 64,000, and $ 59,000 for 1996, 1995,
and 1994, respectively.

The Bank maintains a deferred compensation plan for certain key executives and directors, which provides supplemental retirement and life insurance benefits. The plan is partially funded by life insurance on the participants, which lists the bank as beneficiary. The estimated present value of future benefits to be paid, which are included in other liabilities amounted to $ 955,083 and $ 931,598 at December 31, 1996 and 1995,
respectively. Annual expense of $ 89,427, $ 120,895, and $ 119,272 was charged to operations for 1996, 1995 and 1994, respectively.

The Bank maintains an employee stock ownership plan
(ESOP) that generally covers all employees who have
completed one year of service and attained the age
of twenty.  Contributions to the plan are
determined annually by the Board of Directors as a
percentage of the participants total earnings.  The
payments of benefits to participants are made at
death, disability, termination or retirement.
Contributions to the plan for all employees charged
to operations amounted to $ 127,000, $ 126,000 and
$ 117,000 for 1996, 1995 and 1994, respectively.
The number of shares of the company's stock
acquired for the plan are    based upon the fair
market value per share at the end of the year. All shares held in the plan are considered issued and outstanding for earnings per share calculations and all dividends earned on ESOP shares are charged against retained earnings, the same as other outstanding shares.

Note 11. Stock Option Plans

At December 31, 1996 the Bank had two nonqualified
stock    option plans, which are described below.  The
Bank accounts for the fair value of grants under
those plans in accordance with Statement of
Financial Accounting    Standards (SFAS) Statement
123, Accounting for Stock-   Based Compensation.  The
compensation cost that has been charged against income for those plans was $ 8,262 for 1996.

The first plan is for select key employees. This plan granted options for up to 324 shares at a purchase price of $ 1.00 per share. These options can be exercised only by the key employee during his/her lifetime.

The second plan is for outside directors.  This
plan granted options of 324 shares for each
director at $ 25.00 per share which was based on
the fair value of the stock at the grant date.
Options are vested one year following the grant
date and expire upon the earlier of 120 months
following the date of the grant or one year
following the date on which a director ceases to
serve in such a    capacity for the corporation.

A summary of the status of the company's two fixed
stock    option plans as of December 31, 1996 is as
follows:

                                            Weighted Average
         Fixed Options           Shares      Exercise Price

Outstanding at beginning of year  0    $  0
Granted       2,592     22
Exercised     324  1
Forfeited         0     0
Outstanding at end of year   2,268     25
Options exercisable at year
 end               0
Weighted average fair value
 of options granted during
 the year     $ 25

Note 12. Deposits

Included in savings deposits at December 31 are NOW and Money Market Account balances totalling
$ 30,123,000 and $ 27,104,000 for 1996 and 1995,
respectively.

Time deposits of $ 100,000 and over aggregated
$ 13,969,000 and $ 11,469,000 at December 31, 1996
and 1995, respectively.

At December 31, 1996 scheduled maturities of time deposits are as follows:

    1997 $ 40,041,099
    1998 17,590,549
    1999 2,991,191
    2000 2,693,988
    2001      838,105
         $ 64,154,932

The bank accepts deposits of the officers,
directors, and employees of the corporation and its
subsidiary on the same terms, including interest
rates, as those prevailing at the time for
comparable transactions with unrelated persons.
The aggregate dollar amount of deposits of officers
and directors totaled $ 1,571,913 and $ 1,544,533
at December 31, 1996 and 1995,    respectively.

Note 13. Liabilities for Borrowed Money

At December 31, 1996 and 1995, $ 878,000 and
$ 669,000, respectively of the balance of
liabilities for borrowed money represents the
outstanding balance on lines of credit at other
area banks.  Total amount of the lines at
December 31, 1996 was $ 1,500,000.  Interest on
these    lines ranged from 7.75% to 8.75% for 1996 and
1995.

During 1989, the Bank purchased a property adjacent
to the Greencastle office for $ 265,000 by paying
$ 65,000 in cash and issuing a note payable to the
sellers for $ 200,000.  The note, which bears
interest at 9% per year, is due on demand or
January 31, 1999, whichever is    earlier.

In addition, $ 787,000 and $ 353,000 of the balance
of liabilities for borrowed money at December 31,
1996 and 1995, respectively, represents the balance
of the Treasury    Tax and Loan Investment Program.
The Bank elected to enter into this program in
accordance with federal regulations.  This program
permits the Bank to borrow these Treasury Tax and
Loan funds by executing an open-ended interest
bearing note to the Federal Reserve Bank.  Interest
is payable monthly and is computed at 1/4% below
the Federal Funds interest rate.  The note is
secured by    U.S. Government obligations with a par
value of $ 600,000 and $ 900,000 at December 31,
1996 and 1995, respectively.

The Bank also has available a line of credit totalling $ 5,439,000 with The Federal Home Loan
Bank of Pittsburgh. There have been no borrowings against the line and the entire amount was available at December 31, 1996. Collateral for the line consists of all bank assets, with a book value of approximately $ 149,000,000.

Note 14. Income Taxes

    The components of federal income tax expense are
    summarized     as follows:

                                       1996   1995    1994
                                          (000 omitted)
Current year provision  $ 826     $ 762     $ 716
Deferred income taxes (benefit)   (    8)      10     (   14)
Applicable income taxes    818    772  702
    Add:  Income tax effect of
      securities gains    126        40        46
    Net income tax expense   $ 944     $ 812     $ 748

Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 547,946, $ 742,135, and $ 748,050 for 1996, 1995 and 1994, respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                        1996    1995   1994

Federal income tax rate 34.0%     34.0%     34.0%
Reduction resulting from:
  Nontaxable interest income and other
   timing differences    5.2  7.8  7.9
Effective income tax rate    28.8%     26.2%     26.1%

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

                                          1996      1995

         Total deferred tax assets     $ 756     $ 755
         Total deferred tax liabilities     (  127)   (  143)
         Net deferred tax assets  $ 629     $ 612

The company has not recorded a valuation allowance for the deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.

Note 15. Tower Bancorp Inc. (Parent Company Only) Financial
           Information

The following are the condensed balance sheets,
income statements, and statements of cash flows for
the parent    company:

Balance Sheets
December 31
          Assets
                                           1996      1995
                                           (000 omitted)
         Cash      $      2  $      2
         Securities available for sale 1,383     1,036
         Other bank stock    2,464     1,475
         Investment in The First National
           Bank of Greencastle      14,883    14,414
                   Total assets   $ 18,732  $ 16,927

             Liabilities
         Other liabilities   $    149  $    110
         Notes payable       879       669
                   Total liabilities      1,028       779

             Stockholders' Equity
         Capital stock, par value $ 2.50;
          authorized 5,000,000 shares,
          issued 848,180 shares - 1996;
          424,090 shares - 1995   2,120     1,060
         Additional paid-in capital    5,356     5,354
         Retained earnings   10,237    9,508
         Unrealized gain on investment
          securities available for sale          236       254
                        17,949    16,176
         Less:  Cost of Treasury stock, 7,967
           shares - 1996; 605 shares -
           1995         (     245)     (      28)
                 Total stockholders' equity   17,704    16,148
                 Total liabilities and
                  stockholders' equity $ 18,732  $ 16,927

-37-


Note 15. Tower Bancorp Inc. (Parent Company Only) Financial
           Information (Continued)

         Statements of Income
         Years Ended December 31

                                     1996    1995    1994
                                        (000 omitted)
         Income
              Dividends $    95   $    65   $    42
              Net gain on sale of
               securities    332  129  134
              Cash dividends from
               wholly-owned
               subsidiary      1,507       727       490
                          1,934       921       666
         Expenses
              Interest  45   35   11
              Commissions    26   11   10
              Taxes     24   12   8
              Postage and printing     10   11   8
              Meetings  2    2    2
              Management fees     40   35   35
              Professional fees         8        19         4
                            155       125        78
         Income before equity in
          undistributed income    1,779     796  588
         Equity in undistributed
          income of subsidiary        557     1,489     1,529
              Net income     $ 2,336   $ 2,285   $ 2,117

Statements of Cash Flows
Years Ended December 31

                                    1996      1995     1994
                                            (000 omitted)
         Cash flows from operating
          activities:
                   Net income     $ 2,336   $ 2,285   $ 2,117
              Adjustments to reconcile net
               income to cash provided by
               operating activities:
                        Net gain on sale of
                         investment
                         securities    (    332) (    129) (    134)
                        Equity in undistributed
                         income of
                         subsidiary    (    557) (  1,489) (  1,529)
                   Increase in accrued
                    expenses      3          9         8
         Net cash provided by operating
          activities     1,450        676       462

-38-


Note 15. Tower Bancorp Inc. (Parent Company Only) Financial
           Information (Continued)

                                    1996      1995     1994
                                         (000 omitted)
         Cash flows from investing
          activities:
              Purchase of investment
               securities    ($ 2,463) ($   976) ($   650)
              Sales of investment
               securities      1,567       329       347
         Net cash (used) by investing
          activities    (    896) (    647) (    303)

         Cash flows from financing activities:
              Purchase of treasury
               stock    (    275) (     31) (     73)
              Proceeds from sale of
               treasury stock     58   126  58
              Dividends paid (    547) (    492) (    415)
              Net proceeds from short-
               term borrowing         210       366       265
         Net cash (used) by financing
          activities    (    554) (     31) (    165)

         Net (decrease) in cash   0    (      2) (      6)
         Cash, beginning            2        4        10
         Cash, ending   $      2  $     2   $     4

         Supplemental disclosure of cash flow information:

         Cash paid during the year for:
              Interest  $     45  $    35   $    11
              Income taxes   15   12   1

Dividends paid by Tower Bancorp Inc. are generally
provided from the Bank's dividends to Tower.  The
Federal Reserve Board, which regulates bank holding
companies, establishes guidelines Which indicate
that cash should be covered by current year
earnings and the debt to equity ratio of the
holding company    must be below thirty percent.  The
Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus retained earnings (as defined) from the prior two years. The dividends as of December 31 that the Bank could declare without approval of the Comptroller of the Currency, amounted to approximately $ 4,291,026 and $ 5,278,565 for 1996 and 1995, respectively.

Note 16. Compensating Balance Arrangements

Included in cash and due from banks are required deposit balances at the Federal Reserve of $ 100,000 at both December 31, 1996 and 1995 and required deposit balances at Atlantic Central
Banker's Bank of $ 300,000 and $ 500,000 at
December 31, 1996 and 1995, respectively. These are maintained to cover processing costs and service charges.

Note 17. Concentration of Credit Risk

The Bank grants agribusiness, commercial and residential loans to customers throughout the Cumberland Valley area. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the agribusiness economic sector.

The following is a summary of the loans to the agribusiness sector at December 31, 1996:

         Loans to finance agricultural
          production and loans to farmers
          ($ 6,110,099 secured by real estate)   $ 6,534,914

The Bank evaluates each customer's creditworthiness
on a case-by-case basis.  The amount of collateral
obtained if deemed necessary by the Bank upon the
extension of credit is based on management's credit
evaluation of the customer.  Collateral held
varies, but generally includes    equipment and real
estate.

Note 18. Operating Lease Commitment

The corporation leases its facilities in Mercersburg under a noncancelable operating lease that expires in 2002. Total rent expense charged to operations was $ 15,000 for both 1996, 1995 and 1994.

The corporation also leases a site for an Automatic
Teller Machine under a noncancelable operating
lease that expires in 2003 with the right to
negotiate an extended lease of two additional five
year terms.  Total rent expense charged to
operations was $ 9,000 for 1996 and    1995.  The
lease rental for the second five years of the initial term is subject to negotiation.

Following is a schedule, by years, of future
minimum rentals    under the lease agreements as of
December 31, 1996:

                Year Ending

              1997 $  24,250
              1998 25,500
              1999 25,500
              2000     25,500
              2001 25,500
              Thereafter        25,750
                   $ 152,000

Note 19. Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                        Carrying     Fair   Carrying   Fair
                         Amount      Value   Amount    Value
                        - - - - 1996 - - -  - - - 1995 - - -
FINANCIAL ASSETS
    Cash and due from
     banks              $   3,034 $   3,034 $  3,622  $  3,622
    Interest bearing
     deposits with banks     4,071     4,104     3,435     3,499
    Securities available
     for sale 23,962    24,322    22,902    23,285
    Securities to be held
     to maturity   9,170     9,336     8,011     8,218
    Loans receivable    101,041   102,313   95,850    95,774
    Accrued interest
     receivable    948  948  891  891
    Other bank stock    4,181     4,181     2,437     2,437

FINANCIAL LIABILITIES
    Time certificates   64,155    64,241    60,247    61,002
    Other deposits 62,449    62,449    59,513    59,513
    Short-term borrowed
     funds              2,731     2,731     1,708     1,708
    Accrued interest
     payable  409  409  389  389

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

    The unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are as follows:

                                       1996
($ 000 omitted          - - - - - -Quarter Ended- - - - - -
 except per share)       Mar. 31    June 30 Sept. 30 Dec. 31

Interest income    $ 2,731   $ 2,809   $ 2,780   $ 2,836
Interest expense     1,202     1,201     1,216     1,192
    Net interest income 1,529     1,608     1,564     1,644
Provision for loan
 losses        0         0         0         0
    Net interest income
    after provision
    for loan losses     1,529     1,608     1,564     1,644
Other income  217  238  293  242
Other expenses         964     1,000       993     1,098
    Operating income
     before income
     taxes    782  846  864  788
Applicable income
 taxes       217       232       252       243
    Net income     $   565   $   614   $   612   $   545


Net income applicable
 to common stock
Per share data:
    Net income     $  .67    $  .72         $  .72    $  .66


                                        1995
($ 000 omitted           - - - - - -Quarter Ended- - - - - -
 except per share)        Mar. 31   June 30 Sept. 30 Dec. 31

Interest income    $ 2,625   $ 2,755   $ 2,770   $ 2,852
Interest expense     1,083     1,179     1,210     1,231
    Net interest income 1,542     1,576     1,560     1,621
Provision for loan
 losses        0         0        0          0
    Net interest income
    after provision
    for loan losses     1,542     1,576     1,560     1,621
Other income  182  143  204  190
Other expenses       1,013     1,010       919      979
    Operating income
     before income
     taxes    711  709  845  832
Applicable income
 taxes       183       207       247       175
    Net income     $   528   $   502   $   598   $   657


Net income applicable
 to common stock
Per share data:
    Net income     $  .62         $  .60         $  .71    $  .77


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

    Net income was $ 2,336,000 in 1996, compared to $ 2,285,000 in 1995 and $ 2,117,000 in 1994. Net income on an adjusted per share basis for 1996 was $ 2.77, up
$ .07 from $ 2.70 realized during 1995.

    Total interest income increased $ 154,000 from 1995 to 1996 and $ 1,336,000 from 1994 to 1995.
Increases in 1996 were primarily due to volume increases, while 1995 increases were due to both an increase in interest rates and average earning assets. Average loans outstanding in 1996 increased 4.2% over 1995; however, the loan demand remained relatively flat throughout most of 1996. This coupled with decreasing rates resulted in the modest increase in interest income in 1996 as compared to increases realized in 1995. Total average earning assets increased 5.4% in 1996 compared to 5.2% in 1995. However, where this growth has occurred directly impacts the growth in earnings. Increases in earning assets during 1995 were proportionately higher in loans, which typically produce higher yields than investments.
During 1996 the increases in earning assets shifted more toward investments.

    Interest from loans accounted for 79% of total interest income for 1996, as compared to 80% and 78% for 1995 and 1994 respectively. Interest and dividends on investments amounted to $ 2,148,000 or 19% of interest income for 1996, as compared to $ 2,036,000 or 18% in 1995 and $ 1,892,000 or 20% in 1994.
-43-


    Total interest expense was $ 4,811,000 for 1996, an increase of $ 108,000 over the $ 4,703,000 for
1995. The increase in total deposits was 5.8% in 1996 compared to 3.9% in 1995. Overall growth was moderate during 1996 with interest bearing demand, savings deposits, and time deposits having increased 5.7%. This even growth in deposits allowed the mix of the deposit portfolio to remain consisent with 1995. This mix along with the constant level of rates paid allowed the overall interest spread to increase to 4.6% for 1996 compared to 4.2% in 1995.

    Management continuously monitors liquidity and interest rate risk through its ALCO reporting, and reprices products in order to maintain desired net interest margins. Management expects to continue to direct its marketing efforts toward attracting more low cost retail deposits while competitively pricing its time deposits in order to maintain favorable interest spreads.

    The Bank's net charge-offs have historically been higher than peer group performance. This trend has improved as certain loan workout situations have materialized resulting in net recoveries for the third straight year of $ 3,000 for 1996, $ 89,000 for 1995 and $ 300,932 for 1994. These net recoveries as well as an improving loan portfolio have allowed the bank to have a current year provision of $ 0 for 1996 and 1995 compared to $ 13,000 in 1994 and $ 235,000 in 1993. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and other economic conditions.

    Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and act more readily on loans with deteriorating trends. As a result, nonaccrual loans continue to decrease, and were $ 77,000 and $ 135,000 at year-end 1996 and 1995, respectively.
Management is not aware of any other problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital. Management also recognizes the need to maintain an adequate reserve to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the reserve at appropriate levels based on ongoing evaluations of the loan portfolio.

    Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers' checks, money orders and savings bonds, fees for trust services, fees for investment services, securities gains and losses and other income,
-44-


such as safe deposit box rents.  Other income increased
$ 271,000 or 37.7% for 1996 over 1995, and $ 22,000 or
3.2% for 1995 over 1994. The increase in 1996 was largely due to an increase in investment gains of $ 160,000, fees on trust services of $ 52,000 and fees on investment services of $ 24,000.

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

    Personnel related expenses increased $ 78,000 or 4.1% in 1996 over 1995, compared to an increase of $ 81,000 or 4.4% in 1995 over 1994. Occupancy and equipment expense increased by 6.0% from 1995 to 1996 compared to 3.1% from 1996 to 1995. The Bank expects noninterest expenses to continue to increase as their plans to expand take place and additional branches are opened. The most significant change in noninterest expenses was for FDIC insurance premiums which decreased by $ 132,000 or 98.5% in 1996 due to the lowering of this cost to all banks. The FDIC premiums had decreased by 46.6% in 1995 and increased 4.5% in 1994. Total noninterest expenses increased 3.4% in 1996, compared to 7.5% and 6.8% in 1995 and 1994, respectively.

    Applicable income taxes changed between 1994, 1995 and 1996 as a result of changes in pre-tax accounting income and taxable income. As described in
Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, interest income on nonaccrual loans and unrealized gains and losses on investment securities available for sale as accounted for under SFAS 115. The marginal tax rate at which deferred taxes were provided during 1996 and 1995 is 34%. At
December 31, 1996 and 1995, deferred taxes amounted to $ 629,000 and $ 612,000, respectively. If all timing differences reversed in 1996, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

    The current level of nontaxable investment and loan income is such that the Bank is not affected by the alternative minimum tax rules.

-45-


Future Impact of Recently Issued Accounting Standards

    In June of 1996 the Financial Accounting
Standards Board issued SFAS No. 125 Accounting for
Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities. Management has not concluded on the impact on future operations. This statement may significantly affect accounting for and disclosures about certain bank transactions including the following:

    d    Assets subject to prepayment risk
    d    Servicing assets and liabilities
    d    Securities lending transactions
    d    Loan participations
    d    Extinguishment of liabilities
    d Collateral controlled by an institution as a secured party

    This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.

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

Interest Rate Sensitivity Analysis

    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity
"gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the

-46-


amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within the same period. Accordingly, in a rising interest rate environment, an institution with a positive gap would be in a better position to invest in higher yielding assets which would result in the yield on its assets increasing at a pace closer to the cost of its interest-bearing liabilities, than would be the case if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap, which would tend to restrain the growth of its net interest income.

    The Bank closely monitors its interest rate risk as such risk relates to its operational strategies.
The Bank's Board of Directors has established an Asset/Liability Committee responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets monthly and reports to the Board on interest rate risk and trends on a quarterly basis.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 which are anticipated by the Bank, based upon certain assumptions described below, to reprice or mature in each of the future time periods shown. Adjustable-rate assets and liabilities are included in the table in the period in which their interest rates can next be adjusted.

         Money market NOW and savings accounts have been included in both rate sensitive liabilities of "Zero - 90 days" and "91 - 360" due to these funds being subject to immediate withdrawal.

                  Due 0 - 90   Due 91 -  Due After
                     Days      360 Days    1 Year   Total
Rate sensitive assets
    Interest bearing
     deposits with
     banks    $     400 $    986  $  2,685  $   4,071
    Investment
     securities    3,071     1,455     28,966    33,492
    Real estate,
     commercial
     and consumer
     loans      25,684    23,219    52,138    101,041
         $ 29,155  $ 25,660  $ 83,789  $ 138,604

-47-


                  Due 0 - 90   Due 91 -  Due After
                     Days      360 Days    1 Year   Total
Rate sensitive liabilities
    Certificates of
     deposit over
     $ 100,000     $  3,380  $  6,941  $  3,648  $  13,969
    Other certificates
     of deposit    9,475     21,284    19,427    50,186
    Money market
     deposit accounts   6,194     3,099     0    9,293
    NOW accounts and
     other savings
     deposits   30,132    15,065         0      45,197
         $ 49,181  $ 46,389  $ 23,075  $ 118,645
    Cumulative interest
     sensitive GAP ($ 20,026)     ($ 40,755)     $ 19,959
    Cumulative interest
     sensitive ratio    .59  .57  1.17

CAPITAL FUNDS

    Internal capital generation has been the primary method utilized by Tower Bancorp Inc. to increase its capital. Stockholders' equity, which exceeded $ 17.7 million at December 31, 1996 has steadily increased. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Tower
Bancorp's capital ratios to regulatory minimums at December 31 is as follows:

                                       Regulatory Minimum
                        Tower Bancorp     Requirements
                       1996       1995

Leverage ratio     10.26%    10.50%    4%
Risk-based capital
 ratio
  Tier I (core
   capital)   16.94%    16.34%    4%
  Combined Tier I and
   Tier II (core
    capital plus
    allowance for
    loan losses)   17.75%    18.28%    8%

    Tower Bancorp, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines. Certain ratios are useful in measuring the ability of a company to generate capital internally.

    The following chart indicates the growth in equity capital for the past three years.

                         1996      1995     1994
Equity capital at December 31
 ($ 000 omitted)   $ 17,704  $ 16,148  $ 13,343
Equity capital as a percent of
 assets at December 31  11.91%         11.60%         9.86%
Return on average assets     1.62%     1.67%     1.62%
Return on average equity     13.80%    15.49%    16.50%
Cash dividend payout ratio   23.42%    21.53%    19.53%

STOCK MARKET ANALYSIS AND DIVIDENDS

    The corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 1996 the approximate number of shareholders of record was 932.

                        Market               Cash
             1996 (1)         Price             Dividend

    First Quarter  $ 25.50 - 26.50     $   0
    Second Quarter    26.00 - 28.00    .20
    Third Quarter  33.50 - 36.00  0
    Fourth Quarter 34.25 - 34.75  .45

             1995 (1)

    First Quarter  $ 22.50 - 23.00     $   0
    Second Quarter    24.00 - 24.00    .18
    Third Quarter  22.50 - 24.00  0
    Fourth Quarter 22.50 - 22.50  .40

    (1)   Note:    Cash dividends per share were
         based on weighted average shares
         of common stock outstanding after
         giving retroactive recognition to
         a 100% stock dividend issued in
         April 1996, and a 10% stock
         dividend issued in July 1995.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CHANGES IN INCOME AND EXPENSE - 1996 AND 1995

    The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 1996 and 1995 together with changes in asset and liability volumes associated with these income and expense items.

                               1996 Compared to 1995
                         Average    Volumes   Income/Expense
($ 000 omitted)            $           %        $      %

Loans    3,958     4.2  0    .0
Investment securities     2,532   7.9  112  5.5
Other short-term
 investments     582     15.3      42   26.8
    Total        7,072     5.4    154    1.4

Interest bearing demand
 deposits      1,362    6.9     207    530.7
Savings deposits    1,560     4.9 (187)     (195.4)
Time deposits 3,338      5.7 237  7.5
Short-term borrowings   ( 1,385)  (411.1)   (149)     ( 69.6)
    Total       4,875     4.3     108     2.3

Net interest income               46   .7
Provision for loan losses                0  .0
Net interest income after
 provision for loan losses              46  .7

Security transactions                160    135.5
Other operating income            111  18.5
Income before operating expense        271  37.7
Salaries & employee benefits           78   4.1
Occupancy & equipment expense               54   6.0
FDIC insurance premiums           (132)     ( 98.5)
Other operating expenses               134  13.8

    Total operating expenses           134  3.4
Income before income taxes             183  5.9

Applicable income tax expense               132  16.3
    Net income                51  22.3

                               1995 Compared to 1994
                         Average    Volumes   Income/Expense
($ 000 omitted)             $          %         $      %

Loans    4,099     4.5  1,175     15.4
Investment securities     696     2.2  144  9.9
Other short-term
 investments   1,726    82.8    17      12.1
    Total        6,521    5.5     1,336      13.8

Interest bearing demand
 deposits     (   577)  ( 2.8)    (   16)   (  3.9)
Savings deposits   ( 1,843)  ( 5.5)    38   4.1
Time deposits 6,298     12.1 937  42.5
Short-term borrowings      749    28.5    83      62.1
    Total       4,627    3.9 1,042      28.4

Net interest income               294  5.4
Provision for loan losses              (   13)   (100.0)
Net interest income after
 provision for loan losses               307     5.6

Security transactions             (   17)   ( 12.6)
Other operating income               39     6.9
Income before operating expense               329     4.9
Salaries & employee benefits           81   4.4
Occupancy & equipment expense               27   3.1
FDIC insurance premiums           (  117)   ( 46.6)
Other operating expenses                 106     12.2

    Total operating expenses              97     2.5
Income before income taxes             232  8.1

Applicable income tax expense                  64     8.6
    Net income                 168     7.9


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
    For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.
    Closely related to the management of liquidity is the management of rate sensitivity, which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 4.2% to 4.8% of average earning assets for the past 3 years. An asset/liability committee monitors and coordinates overall the asset/liability strategy.
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY Interest Rates and Interest Differential Tax Equivalent Yields Years Ended December 31

        ASSETS           1996                      1995
               Average                  Average
(000 omitted)  Balance  Interest  Rate  Balance  Interest   Rate
Investment securities:
    Taxable interest
     income   $ 26,174  $  1,701  6.5% $  23,898 $  1,587  6.3%
    Nontaxable interest
     income      8,413       447  5.3      8,157      449  5.5
    Total investment
   securities 34,587    2,148     6.2  32,055    2,036     6.2
Loans (net of unearned
 discounts)   99,046    8,809     8.9  95,088    8,809     9.2
Other short-term
 investments     4,391       199  4.5      3,809      157  5.6
    Total interest
      earning
      assets  138,024   $ 11,156  8.1%      130,952   $ 11,002  8.5%
Allowance for loan
 losses  (    1,946)              (    1,905)
Cash and due
 from banks   3,510               3,511
Bank premises and
 equipment    2,295               1,993
Other assets      2,621               2,653
    Total assets   $ 144,504           $ 137,204
      LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits     $  21,091 $    597  2.8% $  19,729 $    390  1.9%
Savings deposits   33,265    770  2.3  31,705    957  3.0
Time deposits 61,609    3,379     5.5  58,271    3,142     5.4
Short-term
 borrowings       1,984       65  3.3      3,369      214  6.2
    Total interest
     bearing
   liabilities     117,949   $  4,811  4.1% 113,074   $  4,703  4.3%
Demand deposits    8,222               7,613
Other
 liabilities      1,779               1,598
Total
 liabilities  127,950             122,285
Stockholders'
 equity      16,554                  14,919
    Total liabilities &
     stockholders'
     equity   $ 144,504           $ 137,204
Net interest income/net
 yield on average
 earning assets         $  6,345  4.6%      $  6,299  4.2%

-51-







DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent
Yields
Years Ended December 31

        ASSETS                             1994
                              Average
(000 omitted)                 Balance     Interest      Rate
Investment securities:
    Taxable interest
     income   $ 23,359  $ 1,443   6.2%
    Nontaxable interest
     income      8,000      449   5.6
    Total investment
   securities 31,359    1,892     6.0
Loans (net of unearned
 discounts)   90,989    7,634     8.4
Other short-term
 investments      2,083          140   6.7
    Total interest
      earning assets    124,431   $ 9,666   7.8%
Allowance for loan
 losses  (    1,752)
Cash and due from banks 3,670
Bank premises and
 equipment    2,077
Other assets      2,007
    Total assets   $ 130,433
      LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits     $  20,306 $   406   2.0%
Savings deposits   33,548    919  2.7
Time deposits 51,973    2,204     4.2
Short-term borrowings       2,620      132  5.0
    Total interest
     bearing liabilities     108,447   $ 3,661   3.4%
Demand deposits    7,083
Other liabilities      3,945
Total liabilities  119,475
Stockholders' equity       10,958
    Total liabilities &
     stockholders'
     equity   $ 130,433
Net interest income/net
 yield on average
 earning assets         $ 6,005   4.8%

         For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1996, 1995 and 1994.


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME
 TAX EQUIVALENT YIELDS

                                     1995 Versus 1996
                                    Increase (Decrease)
                                     Due to Change in
                                                    Total
                                 Average  Average  Increase
                                 Volume    Rate   (Decrease)
  (000 omitted)
Interest Income
    Loans (net of unearned
   discounts) $ 364     ($ 364)   $  0
    Taxable investment securities 143  (   29)   114
    Nontaxable investment securities   14   (   16)   (   2)
    Other short-term investments     33         9       42
         Total interest income      554     (  400)    154

Interest Expense
    Interest bearing demand      26    181  207
    Savings deposits        47    (  234)   ( 187)
    Time deposits  180  57   237
    Other short-term borrowings   (   86)   (   63)   ( 149)
         Total interest expense     167     (   59)    108

    Net interest income $ 46

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


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following table shows the maturities of investment securities at carrying value as of December 31, 1996, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                 After 1 year  After 5 years
                         Within   but within    but within
                         1 year    5 years      10 years

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $   200   $    399  $     99
         Yield (1)

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $ 2,441   $  4,234  $ 11,175
         Yield (1)

    State and municipal
         Book value          $   725   $  2,816  $  3,772
         Yield (1)

    Other
         Book value          $     0   $    618  $    100
         Yield (1)

    Total book value         $ 3,366   $  8,067  $ 15,146
    Yield




         (1) Average yields by maturity on investments were not available.


                             After
                           10 years                  Total

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $     0        $    698
         Yield                              6.60%

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $ 3,597        $ 21,447
         Yield                    6.69%

    State and municipal
         Book value          $ 1,857        $  9,170
         Yield                    7.90%

    Other
         Book value          $   100        $    818
         Yield                    7.53%

    Total book value         $ 5,554        $ 32,133
    Yield


Equity Securities:
    Total Equity Securities                 $  3,463

              Yield                         2.74%

    Total Investment Securities                  $ 35,586

              Yield                         6.63%



TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

    The following table presents the loan portfolio at the end of each of the last five years:

                   1996     1995     1994     1993    1992

   (000 omitted)
Commercial, financial
 & agricultural    $  10,009 $  8,736  $  8,506  $  5,897  $  5,249
Real estate -
 Construction 2,326     1,494     1,004     809  1,085
Real estate -
 Mortgage     78,990    76,624    76,655    72,862    65,769
Installment & other
 personal loans
 (net of unearned
 income)     9,716    8,996     8,973     6,742     6,342
    Total loans    $ 101,041 $ 95,850  $ 95,138  $ 86,310  $ 78,445

    Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgage and installments) at December 31, 1996:

                      Under One   One to   Over Five
                         Year   Five Years   Years   Total
      (000 omitted)

Commercial, financial &
 agricultural $ 7,667   $ 1,022   $ 1,320   $ 10,009
Real estate -
 Construction   2,326         0         0      2,326
    Total     $ 9,993   $ 1,022   $ 1,320   $ 12,335

    The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1996:

                           Fixed Rate              Variable
                             Loans                Rate Loans
     (000 omitted)
Due within one year     $  1,092  $ 58,074
Due after one but within
 five years   13,268    0
Due after five years      28,607         0
     Total    $ 42,967  $ 58,074

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
SUMMARY OF LOAN LOSS EXPERIENCE
                  Years Ended December 31

              1996       1995      1994      1993    1992
  (000 omitted)
Average total loans
 outstanding (net of
 unearned
 income) $ 99,046  $ 95,088  $ 90,989  $ 81,673  $ 76,053
Allowance for loan
 losses, beginning
 of period    1,945     1,856     1,560     1,397     1,357
Additions to provision
 for loan losses
 charged to
 operations   0    0    13   235  290
Loans charged off
 during the year
    Commercial     5    0    0    272  257
    Real estate
     mortgage 0    7    0    0    209
    Instal-
     lment           9        13        18        26        50
     Total charge-
      off's         14        20        31       298       516
Recoveries of loans
 previously charged off:
    Commercial     6    75   261  160  38
    Installment    9    27   39   19   23
    Mortgage         1         7         1        47       205
     Total
     recov-
     eries          16       109       301       226       266

Net loans charged off
 (recovered)  (       2)     (      89)     (     270)           72       250

Allowance for loan
 losses, end of
 period  1,947     1,945     1,856     1,560     1,397

Ratio of net loans
 charged off (recovered)
 to average loans
 outstanding  (    .003)%    (    .09)%     (    .29%)         .09%      .32%

              The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOANS


    The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 60 days and 90 days or more at December 31.

                       1996    1995     1994  1993    1992

 (000 omitted)

Nonaccrual loans   $  77     $ 135     $ 79 $ 619     $ 1,624

Accrual loans:
    Restructured   $   0     $   0     $  0 $   0     $     0
    60 - 89 days past due    216  252  14   470  65
    90 days or more past
     due         87       115        1    46          15
    Total accrual
     loans    $ 303     $ 367     $ 15 $ 516     $    80

    See Note 8 of the Notes to Consolidated Financial
Statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.

    Management has not identified any significant problem loans in the accrual loan categories shown above.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

              Years Ended December 31

                      1996                  1995

                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   819   9.9% $   818     9.1%
Real estate -
 Construction 0    2.3  0    1.6
Real estate -
 Mortgage     630  78.2 629  79.9
Installment   48   9.6  48   9.4
Unallocated       450     N/A         450     N/A
    Total     $ 1,947   100.0%    $ 1,945   100.0

Years Ended December 31

                      1994                  1993
                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   743    8.9%     $   482   6.8%
Real estate -
 Construction 0    1.1  0    1.0
Real estate -
 Mortgage     629  80.5 628  84.4
Installment   33   9.5       29   7.8
Unallocated       451     N/A         421     N/A
    Total     $ 1,856   100.0%    $ 1,560   100.0%

-57-









Years Ended December 31

                                         1992
                                              Percentage of
                                              Loans in Each
                               Allowance       Category to
                                 Amount        Total Loans

    (000 omitted)

Commercial, financial
 and agricultural  $   370    6.7%
Real estate -
 Construction 10   1.3
Real estate -
 Mortgage     675  83.8
Installment   22   8.2
Unallocated       320     N/A
    Total     $ 1,397   100.0%


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

    The average amounts of deposits are summarized below:

                                 Years Ended December 31

                                1996       1995      1994

        (000 omitted)

    Demand deposits     $   8,222 $   7,613 $   7,083
    Interest bearing demand
     deposits 21,091    19,729    20,308
    Savings deposits    33,265    31,705    33,548
    Time deposits     61,609    58,271    51,973
         Total deposits $ 124,187 $ 117,318 $ 112,911

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1996:

                 Maturity                      (000 omitted)

         Certificates of Deposit
           Three months or less   $  3,380
           Over three months through twelve
            months 6,941
           Over twelve months        3,648
              $ 13,969


RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE
BALANCES)

    The following table presents a summary of significant earnings and capital ratios:

                               1996       1995       1994
    Assets    $ 148,673 $ 139,182 $ 135,378
    Net income     $   2,336 $   2,285 $   2,117
    Equity    $  17,704 $  16,148 $  13,343
    Cash dividends paid $     547 $     492 $     415
    Return on assets    1.62%     1.67%          1.62%
    Return on equity    13.80%    15.49%         16.50%
    Dividend payout ratio    23.42%    21.53%         19.53%
    Equity to asset ratio    11.76%    11.60%         9.84%

-58-


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                         Years Ended December 31
                1996      1995     1994     1993      1992
  (000 omitted)
Interest
 income  $  11,156 $  11,002 $   9,666 $  9,034  $  9,676
Interest
 expense     4,811     4,703     3,661    3,585     4,393
    Net interest
     income   6,345     6,299     6,005     5,449     5,283
Provision for loan
 losses          0         0        13      235       290
    Net interest income
     after provision
     for loan
    losses    6,345     6,299     5,992     5,214     4,993
Other income:
    Trust     252  200  190  166  127
    Service charges -
     deposits 277  288  269  272  254
    Other service charges,
     collection and exchange,
     charges, commission
     fees     159  102  103  84   69
Other operating
 income        302       129       135      213       359
         Total other
    income          990       719       697      735       809
Income before
 operating
 expense 7,335     7,018     6,689     5,949     5,802
Operating expenses:
    Salaries and employees
     benefits 1,995     1,917     1,836     1,705     1,725
    Occupancy and equipment
     expense  952  898  871  751  767
    Other operating
     expenses     1,108     1,106     1,117    1,120     1,344
         Total operating
     expenses     4,055     3,921     3,824    3,576     3,836
Income before income
 taxes   3,280     3,097     2,865     2,373     1,966
Income tax          944       812       748      684       473
         Net income
     applicable to
     common
    stock     $   2,336 $   2,285 $   2,117 $  1,689  $  1,493
Per share data:
    Earnings per common
     share    $   2.77  $   2.70       $   2.51       $  1.96        $  1.76
    Cash dividend -
     Common   $    .65  $    .58       $    .49       $   .43        $   .40
    Average number of
     common
    shares    843,402   845,172   843,867   846,282   848,005

-59-


TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

                   1996      1995  1994           1993          1992
($ 000 omitted)
LOANS
    Commercial     $  14,594 $  11,848 $  10,395 $   8,985 $  10,496
    Mortgage  65,296    66,699    66,570    61,737    58,384
    Consumer     19,156    16,541    14,024    10,951     7,173
         Total loans       99,046    95,088    90,989    81,673    76,053
INVESTMENT SECURITIES
    U.S. Government     931  1,460     1,640     1,302     998
    U.S. Government
     agencies 20,404    18,854    17,855    18,228    18,816
    State & municipal   8,413     8,157     8,000     7,206     5,743
    Other         4,839     3,584     3,864     3,416     3,948
         Total investment
          securities       34,587    32,055    31,359    30,152    29,505
OTHER SHORT-TERM INVESTMENTS
    Federal funds sold  758  990  86   784  1,562
    Certificates of
     deposit      3,633     2,819     1,997     2,469     2,642
         Total other short-term
           invest-
       ments      4,391     3,809     2,083     3,253      4,204
         Total earning
          assets     138,024   130,952   124,431   115,078   109,762
         Total
      assets  $ 144,504 $ 137,204 $ 130,433 $ 121,325 $ 115,391
Percent increase   5.3% 5.2% 7.5% 5.1% 5.6%
DEPOSITS
    Demand    $   8,222 $   7,613 $   7,083 $   6,277 $   5,993
    Interest-bearing
   demand     21,091    19,729    20,308    19,011    16,937
    Savings   33,265    31,705    33,548    35,804    32,258
    Time    61,609    58,271    51,973    46,152    47,578
         Total
     deposits   124,187   117,318   112,911   107,244   102,766
Short-term
 borrowings       1,984     3,369     2,620       826       548
AVERAGE RATES EARNED (TAXABLE
  EQUIVALENT BASIS) %         %         %         %         %
Loans
    Commercial     9.4  10.2      8.5  8.1  9.2
    Mortgage  8.7  8.9  8.0  8.3  9.3
    Consumer   9.0  9.1  8.8 9.6  11.4
       Total   8.9  9.2  8.4 8.4   9.5
Investment Securities
    U. S. Government    6.7  6.8  6.6  6.9  7.3
    U.S. Government
   agencies   6.5  6.4  6.0  6.7  7.9
    State & municipal   5.3  5.5  5.6  6.1  6.8
    Other      6.2  7.3  8.0 8.8   9.0
       Total   6.2  6.2  6.0 6.6   7.7
     Total other
      short-term
        investments      6.4  5.6  6.4 5.5   5.5
       Total earning
      assets   8.2  8.5  7.8 7.9   8.9

AVERAGE RATES PAID
    Time & savings
   deposits   4.1  4.1  3.3  3.5  4.5
    Short-term
   borrowings 5.3  6.2  4.3  4.0  4.9

-60-


Item 9.  Disagreements on Accounting and Financial
         Disclosures.

    Not applicable.

PART III
    The information required by Items 10, 11, 12 and
13 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 1997 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.
    Financial Statement Schedules and Exhibits
    (1) Financial statements. See Item 8 of this report for the index to financial statements.
    (2)  Financial statement schedules.  Not
         applicable.
    (3)  Exhibits.
    Exhibit Numbers
    (2)  Plan of acquisition, reorganization,
         arrangement, liquidation or succession. Not applicable.
              (3)(a) Articles of incorporation. Incorporated by reference to Exhibit C to the Registrant's Registration Statement on
              Form S-14, Registration No. 2-89573.
             (b)        By-laws.  Incorporated by reference to
                        Exhibit D to the Registrant's
                        Registration Statement on Form
                        S-14, Registration No. 2-89573.
              (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's common stock are contained in:

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

    (27) Financial data schedule.
    (99) Additional exhibits.  Not applicable.
         (b)  Reports on Form 8-K.
                   None

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

                                   TOWER BANCORP, INC.
                                      (Registrant)

                                  By
         Jeff B. Shank, President
                                  (Principal Executive
         Officer and
                                 Principal Financial
         Officer)

                              By
                   Donald F. Chlebowski, Jr.,
         Treasurer (Principal
         Accounting Officer)
Dated:  March         , 1997

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                Title
Date

                        President &    March     , 1997
Jeff B. Shank            Director

                         Director           March     , 1997
Betty J. Lehman

                        Chairman of the     March     , 1997
Kermit G. Hicks          Board & Director

                             Director            March     , 1997
Robert L. Pensinger

                         Director           March     , 1997
Nelson M. Elliott

                         Vice Chairman of   March     , 1997
Harold C. Gayman         the Board & Director

                         Director           March     , 1997
James H. Craig, Jr.

_______________________ Director  March ____, 1997
Lois Easton
-66-


Exhibit Index



Exhibit No.                      Sequentially numbered pages

  21     Subsidiaries of the
          Registrant    62

  27     Financial data schedule        63 and 64













































-67-


                                                  EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



1.  The First National Bank of Greencastle, Center Square,
    Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.