Form 10-Q
period 1997-03-31
TOWER BANCORP INC
filed 1997-06-09
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  MARCH 31, 1997

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

848,180 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF MARCH 31, 1997.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         MARCH 31, 1997 AND DECEMBER 31, 1996             3


    CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS ENDED MARCH 31, 1997 AND 1996       4

    CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 1997 AND 1996        5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            6

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS              7



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                         8

    SIGNATURES                                            9

    EXHIBITS                                             10-11














                                  2



TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                                               03-31-97       12-31-96
ASSETS
 CASH AND DUE FROM BANKS                          4,490          3,034
INTEREST BEARING BALANCES WITH BANKS              4,153          4,071
FEDERAL FUNDS SOLD                                1,160              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATE AND POLITICAL             9,157          9,170
   SUBDIVISIONS (FAIR VALUE $9263,$8272)
 2 US TREASURY SECURITIES                           698            698
 2 US GOVT AGENCIES AND CORPORATIONS             21,374         21,893
 2 OTHER SECURITIES AND EQUITY SEC                6,786          6,359
   UNREALIZED GAIN (LOSS)                           145           (25)
LOANS:                                          102,434        100,830
LESS:  UNEARNED INCOME OF LOANS                   (207)          (211)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,944)        (1,947)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        2,008          1,628
REAL ESTATE OWNED OTHER THAN BANK PREMISES          121            238
ACCRUED INTEREST RECEIVABLE                         953            948
DEFERRED INCOME TAXES                               851            629
OTHER ASSETS                                        900          1,358
                                                -------        -------
TOTAL ASSETS                                    153,079        148,673
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                         9,007          7,959
   SAVINGS                                       60,903         54,490
   TIME                                          62,139         64,155
LIABILITIES FOR BORROWED MONEY                      862          1,866
FEDERAL FUNDS PURCHASED                               0            865
ACCRUED INTEREST PAYABLE                            401            409
ACCRUED FEDERAL INCOME TAXES                        156              0
OTHER LIABILITIES                                 1,329          1,225
                                                -------        -------
TOTAL LIABILITIES                               134,797        130,969
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 5,000,000 SHARES:
   848,180 SHARES ISSUED - 1997                   2,120          2,120

   422,590 SHARES ISSUED - 1996
   SURPLUS                                        5,357          5,357
UNDIVIDED PROFITS                                10,951         10,236
NET UNREALIZED (LOSS) ON MARKETABLE SEC              96            236
LESS: COST OF TREASURY STOCK                       (242)         (245)
                                                -------        -------
TOTAL EQUITY CAPITAL                             18,282         17,704
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   153,079        148,673
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.
                                      3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                  THREE MONTHS ENDED
INTEREST INCOME                               03-31-97      03-31-96
----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,282,195      2,163,491
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              118,360        108,645
  AVAILABLE FOR SALE                            454,422        411,456
INTEREST ON FED FUNDS SOLD                        3,681          4,068
INTEREST ON DEPOSITS WITH BANKS                  59,120         43,155
                                                -------        -------
                                              2,917,778      2,730,815
INTEREST EXPENSE
----------
INTEREST ON DEPOSITS                          1,223,463      1,188,515
INTEREST ON FED FUNDS PURCHASED AND
  SECURITIES SOLD UNDER REPO AGREEMENTS          13,716          5,387
INTEREST ON BORROWED MONEY                       18,659          7,895
                                                -------        -------
                                              1,255,838      1,201,797
                                                -------        -------
NET INTEREST INCOME                           1,661,940      1,529,018
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,661,940      1,529,018

OTHER INCOME:
TRUST DEPARTMENT INCOME                          83,046         78,670
SERVICE CHARGES ON DEPOSIT ACCOUNTS              77,340         71,027
OTHER SERVICE CHARGES                            23,433         21,487
OTHER OPERATING INCOME                           12,287          5,781
INVESTMENT SECURITIES GAINS(LOSSES)             237,667         40,372
                                                -------        -------
                                                433,773        217,337
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              534,975        484,312
OCCUPANCY EXPENSE OF BANK PREMISES               69,740         69,043
FURNITURE AND FIXTURE EXPENSE                    81,555         79,973
OTHER OPERATING EXPENSES                        401,285        331,131
                                                -------        -------
                                              1,087,555        964,459
                                                -------        -------
INCOME BEFORE TAXES                           1,008,158        781,896
APPLICABLE INCOME TAXES                         293,000        217,300
                                                -------        -------
NET INCOME                                      715,158        564,596
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  0.85           1.34
NUMBER OF SHARES OUTSTANDING                    840,298        422,590
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(,000 OMITTED)                                 PERIOD          PERIOD
                                               ENDED           ENDED
                                               03-31-97        03-31-96
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------
  NET INCOME                                        715            565
ADJ TO RECONCILE NET CASH
  DEPRECIATION AND AMORTIZATION                      66             65
  PROVISION FOR LOAN LOSSES                           0              0
  GAIN ON SALE OF INVESTMENT SECURITIES             238             40
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                    (222)          (177)
  (INCREASE) IN OTHER ASSETS                        458           (90)
  (INCREASE) IN INTEREST RECEIVABLE                 (5)              2
  INCREASE IN INTEREST PAYABLE                      (8)              2
  (DECREASE) IN ACCRUED INCOME TAXES                156            217
  (DECREASE) IN OTHER LIABILITIES                   104          (229)
  OTHER, NET                                      (455)          (378)
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         1,047             17
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                   (1,597)        (1,472)
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                    (380)           (25)
  SALES OF OTHER REAL ESTATE                        117              0
  INT BEARING W/BANKS (NET)                        (82)           (12)
  SECURITIES (NET)                                 (65)          (282)
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES         (2,007)        (1,791)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN DEMAND AND SAVINGS DEPOSITS     7,461          2,088
  CERTIFICATES OF DEPOSIT (NET)                 (2,016)        (1,300)
  NET CHANGE IN FED FUNDS                       (2,025)              0
  DEBT (NET)                                    (1,004)            483
  PROCEEDS FROM SALE OF CAPITAL STOCK                 0              0
  CASH DIVIDENDS PAID                                 0              0
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         2,416          1,271
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS       1,456          (503)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    3,034          3,747
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     4,490          3,244
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS

                             TOWER BANCORP INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF MARCH 31, 1997 AND DECEMBER 31, 1996, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

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

                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. THE BANK'S INTEREST RATE SPREAD HAS DECREASED APPROXIMATELY 15 BASIS POINTS COMPARED TO THE SAME PERIOD IN 1996. OTHER INCOME INCREASED BY NEARLY 100% AS THE RESULT OF SECURITY GAINS TAKEN IN TOWER'S CORPORATE STOCK PORTFOLIO. NET INCOME INCREASED BY $150,000 OR 26.67% AS A RESULT. CONTINUAL PRESSURE TO RAISE DEPOSIT RATES EXISTS IN THE BANK'S MARKET. THE BANK HAS ALSO BOOSTED OTHER INCOME BY GENERATING COMMISSIONS FROM THE SALE OF MUTUAL FUNDS.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN 1997 AS IT MAINTAINS A RATIO OF TOTAL LOANS OF 1.90%. ANTICIPATED LOSSES ARE WELL BELOW THE CURRENT RESERVE BALANCE. CLASSIFIED AND NON ACCRUAL LOANS CONTINUE TO DECREASE AS A PERCENTAGE OF TOTAL LOANS. THE BANK HAD NET RECOVERIES IN 1996.

THE BANK MAINTAINS A CAPITAL RATIO OF 9.85% AND A RISK BASED CAPITAL RATIO OF (TIER1) 15.75.

MANAGEMENT HAS DETERMINED THE BANK'S INTEREST RATE RISK TO BE MODERATE AND IN LINE WITH ITS PEERS. INTEREST RATE RISK IS CONTINUALLY MONITORED AND REASSESSED.

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