Form 10-Q
period 1997-06-30
TOWER BANCORP INC
filed 1997-08-12
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  JUNE 30, 1997

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

845,129 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF JUNE 30, 1997.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         JUNE 30, 1997 AND DECEMBER 31, 1996              3


    CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS ENDED JUNE 30, 1997 AND 1996       4

    CONSOLIDATED STATEMENT OF INCOME
         SIX MONTHS ENDED JUNE 30, 1997 AND 1996        5

    CONSOLIDATED STATEMENT OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 1997 AND 1996        6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS              8



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                         9

    SIGNATURES                                            10

    EXHIBITS                                             11-12














                                  2


TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                    (000'S OMITED)             06-30-97       12-31-96
ASSETS
 CASH AND DUE FROM BANKS                          4,740          3,034
INTEREST BEARING BALANCES WITH BANKS              3,218          4,071
FEDERAL FUNDS SOLD                                  713              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATE AND POLITICAL             9,489          9,170
   SUBDIVISIONS (FAIR VALUE $9713)
 2 US TREASURY SECURITIES                           699            698
 2 US GOVT AGENCIES AND CORPORATIONS             22,231         21,893
 2 OTHER SECURITIES AND EQUITY SEC                8,966          6,359
   UNREALIZED GAIN (LOSS)                           424           (25)
LOANS:                                          102,610        100,830
LESS:  UNEARNED INCOME OF LOANS                   (209)          (211)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,933)        (1,947)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        1,990          1,628
REAL ESTATE OWNED OTHER THAN BANK PREMISES          121            238
ACCRUED INTEREST RECEIVABLE                         967            948
DEFERRED INCOME TAXES                               809            629
OTHER ASSETS                                      1,069          1,358
                                                -------        -------
TOTAL ASSETS                                    155,904        148,673
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                         9,599          7,959
   SAVINGS                                       62,556         54,490
   TIME                                          62,182         64,155
LIABILITIES FOR BORROWED MONEY                      919          1,866
FEDERAL FUNDS PURCHASED                               0            865
ACCRUED INTEREST PAYABLE                            400            409
ACCRUED FEDERAL INCOME TAXES                        450              0
OTHER LIABILITIES                                   799          1,225
                                                -------        -------
TOTAL LIABILITIES                               136,905        130,969
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 5,000,000 SHARES:
   845,129 SHARES ISSUED - 1997
   848,180 SHARES ISSUED - 1996                   2,120          2,120
   SURPLUS                                        5,358          5,357
UNDIVIDED PROFITS                                11,347         10,236
NET UNREALIZED (LOSS) GAIN ON MARKETABLE SEC        280            236
LESS: COST OF TREASURY STOCK                       (106)         (245)
                                                -------        -------
TOTAL EQUITY CAPITAL                             18,999         17,704
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   155,904        148,673
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.
                                      3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                  THREE MONTHS ENDED
INTEREST INCOME                               06-30-97      06-30-96
----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,267,776      2,243,869
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY                              117,407        108,723
  AVAILABLE FOR SALE                            491,846        374,741
INTEREST ON FED FUNDS SOLD                       30,647            344
INTEREST ON DEPOSITS WITH BANKS                  35,456         80,956
                                                -------        -------
                                              2,943,132      2,808,633
INTEREST EXPENSE
----------
INTEREST ON DEPOSITS                          1,238,857      1,163,104
INTEREST ON FED FUNDS PURCHASED AND
  SECURITIES SOLD UNDER REPO AGREEMENTS           7,351         19,564
INTEREST ON BORROWED MONEY                        7,368         18,288
                                                -------        -------
                                              1,253,576      1,200,956
                                                -------        -------
NET INTEREST INCOME                           1,689,556      1,607,677
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,689,556      1,607,677

OTHER INCOME:
TRUST DEPARTMENT INCOME                          83,990         53,514
SERVICE CHARGES ON DEPOSIT ACCOUNTS              80,632         78,850
OTHER SERVICE CHARGES                            21,616         19,481
OTHER OPERATING INCOME                           1,500           11,209
INVESTMENT SECURITIES GAINS(LOSSES)              48,304         74,658
                                                -------        -------
                                                236,042        237,712
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              546,276        504,647
OCCUPANCY EXPENSE OF BANK PREMISES               69,541         68,830
FURNITURE AND FIXTURE EXPENSE                    88,176         79,404
OTHER OPERATING EXPENSES                        389,662        346,640
                                                -------        -------
                                              1,093,655        999,521
                                                -------        -------
INCOME BEFORE TAXES                             831,943        845,868
APPLICABLE INCOME TAXES                         242,000        231,700
                                                -------        -------
NET INCOME                                      589,943        614,168
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  0.70           0.73
NUMBER OF SHARES OUTSTANDING                    845,129        842,374
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4
TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                    SIX MONTHS ENDED
INTEREST INCOME                                06-30-97       06-30-96
INTEREST AND FEES ON LOANS                    4,549,971      4,407,360
INTEREST ON INVESTMENT SECURITIES:
   HELD TO MATURITY                             235,767        217,368
   AVAILABLE FOR SALE                           946,268        786,197
INTEREST ON FED FUNDS SOLD                       34,328          4,412
INTEREST ON DEPOSITS WITH BANKS                  94,576        124,111
                                               --------       --------
                                              5,860,910      5,539,448
INTEREST EXPENSE
INTEREST ON DEPOSITS                          2,462,320      2,351,619
INTEREST ON FED FUNDS PURCHASED                  21,067         24,951
   AND SECURITIES SOLD UNDER REPO AGREEMENTS
INTEREST ON BORROWED MONEY                       26,027         26,183
                                               --------       --------
                                              2,509,414      2,402,753
                                               --------       --------
NET INTEREST INCOME                           3,351,496      3,136,695
PROVISION FOR LOAN LOSSED                             0              0
                                               --------       --------
NET INTEREST INCOME AFTER PROV FOR LL         3,351,496      3,136,695

OTHER INCOME:
TRUST DEPARTMENT INCOME                         167,036        132,184
SERVICE CHARGES ON DEPOSIT ACCOUNTS             157,972        149,877
OTHER SERVICE CHARGES                            45,049         40,968
OTHER OPERATING INCOME                           13,787         16,990
INVESTMENT SECURITIES GAINS (LOSSES)            285,971        115,030
                                               --------       --------
                                                669,815        455,049
                                               --------       --------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS            1,081,251        988,959
OCCUPANCY EXPENSE OF BANK PREMISES              139,281        137,873
FURNITURE AND FIXTURE EXPENSE                   169,731        159,377
OTHER OPERATING EXPENSES                        790,947        677,771
                                               --------       --------
                                              2,181,210      1,963,980
                                               --------       --------
INCOME BEFORE TAXES                           1,840,101      1,627,764
APPLICABLE INCOME TAXES                         535,000        449,000
                                               --------       --------
NET INCOME                                    1,305,101      1,178,764
                                               ========       ========
COMMON SHARE DATE:
NET INCOME PER SHARE                                  1.54           1.40
CASH DIVIDENDS DECLARED PER SHARE                      .23            .20
NUMBER OF SHARES OUTSTANDING                    845,129        842,374
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS



                                      5
TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(,000 OMITTED)                                SIX MONTH      SIX MONTH
                                               ENDED           ENDED
                                              06-30-97        06-30-96
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------
  NET INCOME                                      1,305          1,179
ADJ TO RECONCILE NET CASH
  DEPRECIATION AND AMORTIZATION                     130            134
  PROVISION FOR LOAN LOSSES                           0            (1)
  GAIN ON SALE OF INVESTMENT SECURITIES             286            115
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                      180          (301)
  (INCREASE) IN OTHER ASSETS                      (289)           (72)
  (INCREASE) IN INTEREST RECEIVABLE               (19))           (55)
  (DECREASE) IN INTEREST PAYABLE                    (9)           (12)
  INCREASE IN ACCRUED INCOME TAXES                  450            449
  (DECREASE) IN OTHER LIABILITIES                 (426)          (669)
  OTHER, NET                                       (23)          (186)
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         1,585            581
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                   (1,796)        (4,667)
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                    (492)          (314)
  SALES OF OTHER REAL ESTATE                        117              0
  INT BEARING BALANCES WITH BANKS                   853        (1,171)
  INVESTMENT SECURITIES (NET)                   (3,714)          1,001
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES         (5,032)        (5,151)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET INCREASE IN DEMAND AND SAVINGS DEPOSITS     9,706          5,708
  CERTIFICATES OF DEPOSIT (NET)                 (1,973)        (2,254)
  NET CHANGE IN FED FUNDS                       (1,578)          (486)
  DEBT (NET)                                      (947)          2,362
  PROCEEDS FROM SALE OF TREASURY STOCK              139              0
  CASH DIVIDENDS PAID                             (194)          (788)
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         5,153          4,542
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS       1,706           (28)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    3,034          3,622
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     4,740          3,594
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS




                                      6

                             TOWER BANCORP INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF JUNE 30, 1997 AND DECEMBER 31, 1996, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30,1997 AND 1996, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

   THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


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























                                      7
                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. NET INTEREST INCOME FOR THE BANK INCREASED 6.84% FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THE SAME PERIODS IN 1996. THE BANK HAS CONTINUED TO EXPERIENCE LOAN GROWTH WHILE MINIMIZING IT'S DEPENDENCE ON BORROWED FUNDS.

OTHER INCOME INCREASED BY 47.2% AS THE RESULT OF SECURITY GAINS TAKEN IN TOWER'S CORPORATE STOCK PORTFOLIO. NET INCOME INCREASED BY $127,000 OR 10.72% AS A RESULT. ADDITIONALLY TRUST INCOME IS UP 26.36%. OTHER EXPENSES INCREASED BY 11.06% AS COMPARED TO THE SIX MONTH PERIOD IN 1996.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN 1997 AS IT MAINTAINS A RATIO OF TOTAL LOANS OF 1.88%. ANTICIPATED LOSSES ARE WELL BELOW THE CURRENT RESERVE BALANCE. CLASSIFIED AND NON ACCRUAL LOANS CONTINUE TO DECREASE AS A PERCENTAGE OF TOTAL LOANS. THE BANK HAD NET RECOVERIES IN 1996. FOR THE SIX MONTHS ENDED JUNE 30, 1997, THERE WERE NET CHARGE OFFS OF $14,000.

MANAGEMENT HAS DETERMINED THE BANK'S INTEREST RATE RISK TO BE MODERATE AND IN LINE WITH ITS PEERS. INTEREST RATE RISK IS CONTINUALLY MONITORED AND REASSESSED.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMODATE DECREASES IN DEPOSITS AND FUND INCREASES TO THE LOAN PORTFOLIO. THE BANK'S LIQUIDITY HAS BEEN FUNDED BY CASH FLOWS AND MATURITIES FROM LOANS AND INVESTMENTS. ADDITIONAL LIQUIDITY WAS PROVIDED BY BORROWINGS FROM THE FHLB AND FED FUND LINES OF CREDIT.

















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