Form 10-Q
period 1997-09-30
TOWER BANCORP INC
filed 1997-11-17
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  SEPTEMBER 30, 1997

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

890,050 SHARES OF COMMON STOCK, PAR VALUE OF TWO DOLLARS AND FIFTY CENTS ($2.50), OUTSTANDING AS OF SEPTEMBER 30, 1997.

                         INDEX TO EXHIBITS IS ON PAGE 8
                                 1



                               TOWER BANCORP INC.

                                      INDEX

                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET
         SEPTEMBER 30, 1997 AND DECEMBER 31, 1996              3


    CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996       4

    CONSOLIDATED STATEMENT OF INCOME
         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996        5

    CONSOLIDATED STATEMENT OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996        6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                  8



PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON
         FORM 8-K                                             9

    SIGNATURES                                                10

    EXHIBITS                                               11-12














                                  2


TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
                    (000'S OMITED)             09-30-97       12-31-96
ASSETS
 CASH AND DUE FROM BANKS                          4,508          3,034
INTEREST BEARING BALANCES WITH BANKS              5,834          4,071
FEDERAL FUNDS SOLD                                  299              0
INVESTMENT ACCOUNT SECURITIES:
 1 OBLIGATIONS OF STATE AND POLITICAL             8,357          9,170
   SUBDIVISIONS (FAIR VALUE $9713)
 2 OBLIGATIONS OF STATE AND POLITICAL             1,599              0
 2 US TREASURY SECURITIES                           710            698
 2 US GOVT AGENCIES AND CORPORATIONS             22,506         21,893
 2 OTHER SECURITIES AND EQUITY SEC                7,551          6,359
   UNREALIZED GAIN (LOSS)                           459           (25)
LOANS:                                          103,402        100,830
LESS:  UNEARNED INCOME OF LOANS                   (202)          (211)
   RESERVE FOR POSSIBLE LOAN LOSSES             (1,918)        (1,947)
BANK PREMISES, EQUIP, FURNITURE & FIXTURES        2,087          1,628
REAL ESTATE OWNED OTHER THAN BANK PREMISES          121            238
ACCRUED INTEREST RECEIVABLE                       1,058            948
DEFERRED INCOME TAXES                               807            629
OTHER ASSETS                                        795          1,358
                                                -------        -------
TOTAL ASSETS                                    157,973        148,673
                                                =======        =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND                                        11,198          7,959
   SAVINGS                                       62,176         54,490
   TIME                                          61,576         64,155
LIABILITIES FOR BORROWED MONEY                    1,598          1,866
FEDERAL FUNDS PURCHASED                               0            865
ACCRUED INTEREST PAYABLE                            420            409
ACCRUED FEDERAL INCOME TAXES                        785              0
OTHER LIABILITIES                                   396          1,225
                                                -------        -------
TOTAL LIABILITIES                               138,149        130,969
                                                -------        -------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 5,000,000 SHARES:
   890,050 SHARES ISSUED - 1997                   2,225          2,120

   842,374 SHARES ISSUED - 1996
   SURPLUS                                        6,697          5,357
UNDIVIDED PROFITS                                10,654         10,236
NET UNREALIZED (LOSS) GAIN ON MARKETABLE SEC        459            236
LESS: COST OF TREASURY STOCK                       (211)         (245)
                                                -------        -------
TOTAL EQUITY CAPITAL                             19,824         17,704
                                                -------        -------
TOTAL LIABILITIES AND CAPITAL                   157,973        148,673
                                                =======        =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE 1=
HELD TO MATURITY, 2=AVAILABLE FOR SALE.


TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                  THREE MONTHS ENDED
INTEREST INCOME                               09-30-97      09-30-96
----------                                     -------       -------

INTEREST AND FEES ON LOANS                    2,320,209      2,199,333
INTEREST ON INVESTMENT SECURITIES               539,871        510,043
INTEREST ON FED FUNDS SOLD                       32,037          8,575
INTEREST ON DEPOSITS WITH BANKS                 144,424         61,890
                                                -------        -------
                                              3,036,541      2,779,841
INTEREST EXPENSE
----------
INTEREST ON DEPOSITS                          1,294,616      1,183,012
INTEREST ON FED FUNDS PURCHASED                       0          9,279
INTEREST ON BORROWED MONEY                       24,968         23,316
                                                -------        -------
                                              1,319,584      1,215,607
                                                -------        -------
NET INTEREST INCOME                           1,716,957      1,564,234
PROVISION FOR LOAN LOSSES                             0              0
                                                -------        -------
NET INTEREST INCOME AFTER PROV FOR LL         1,716,957      1,564,234

OTHER INCOME:
TRUST DEPARTMENT INCOME                          90,768         86,446
SERVICE CHARGES ON DEPOSIT ACCOUNTS              88,431         76,505
OTHER SERVICE CHARGES                             9,547         25,323
OTHER OPERATING INCOME                           17,924         (3,390)
INVESTMENT SECURITIES GAINS(LOSSES)             231,176        108,146
                                                -------        -------
                                                437,846        293,030
                                                -------        -------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS              544,521        503,444
OCCUPANCY EXPENSE OF BANK PREMISES               68,923         67,912
FURNITURE AND FIXTURE EXPENSE                    89,071         80,146
OTHER OPERATING EXPENSES                        371,401        342,153
                                                -------        -------
                                              1,073,916        993,655
                                                -------        -------
INCOME BEFORE TAXES                           1,080,887        863,609
APPLICABLE INCOME TAXES                         316,000        251,563
                                                -------        -------
NET INCOME                                      764,887        612,046
                                               ========        =======
COMMON SHARE DATA:
NET INCOME PER SHARE                                  0.86           0.73
CASH DIVIDENDS DECLARED PER SHARE                     0.20           0.20
NUMBER OF SHARES OUTSTANDING                    890,050        842,374
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS
                                      4
TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 NINE MONTHS ENDED
INTEREST INCOME                                09-30-97       09-30-96
INTEREST AND FEES ON LOANS                   6,870,180       6,606,693
INTEREST ON INVESTMENT SECURITIES             1,721,906      1,513,608
INTEREST ON FED FUNDS SOLD                       66,665         12,987
INTEREST ON DEPOSITS WITH BANKS                 239,000        186,001
                                               --------       --------
                                              8,897,751      8,319,289
INTEREST EXPENSE
INTEREST ON DEPOSITS                          3,756,936      3,534,631
INTEREST ON FED FUNDS PURCHASED                  15,270         34,230
INTEREST ON BORROWED MONEY                       56,792         49,499
                                               --------       --------
                                              3,828,998      3,618,360
                                               --------       --------
NET INTEREST INCOME                           5,068,753      4,700,929
PROVISION FOR LOAN LOSSED                             0              0
                                               --------       --------
NET INTEREST INCOME AFTER PROV FOR LL         5,068,753      4,700,929

OTHER INCOME:
TRUST DEPARTMENT INCOME                         257,804        218,630
SERVICE CHARGES ON DEPOSIT ACCOUNTS             246,403        226,382
OTHER SERVICE CHARGES                            54,296         66,291
OTHER OPERATING INCOME                           31,711         13,600
INVESTMENT SECURITIES GAINS (LOSSES)            517,147        223,176
                                               --------       --------
                                              1,107,361        748,079
                                               --------       --------
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS            1,625,772      1,492,403
OCCUPANCY EXPENSE OF BANK PREMISES              208,204        205,785
FURNITURE AND FIXTURE EXPENSE                   258,802        239,523
OTHER OPERATING EXPENSES                      1,162,348      1,019,924
                                               --------       --------
                                              3,255,126      2,957,635
                                               --------       --------
INCOME BEFORE TAXES                           2,920,988      2,491,373
APPLICABLE INCOME TAXES                         851,000        700,563
                                               --------       --------
NET INCOME                                    2,069,988      1,790,810
                                               ========       ========
COMMON SHARE DATE:
NET INCOME PER SHARE                                  2.34           2.13
CASH DIVIDENDS DECLARED PER SHARE                      .22            .20
NUMBER OF SHARES OUTSTANDING                    890,050        842,374
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS



TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(,000 OMITTED)                                NINE MONTH      NINE MONTH
                                               ENDED           ENDED
                                              09-30-97        09-30-96
CASH FLOWS FROM OPERATING ACTIVITIES:         -------          -------
  NET INCOME                                      2,070          1,568
ADJ TO RECONCILE NET CASH
  DEPRECIATION AND AMORTIZATION                     193            134
  PROVISION FOR LOAN LOSSES                        (29)              2
  GAIN ON SALE OF INVESTMENT SECURITIES             517            223
  LOSS ON DISPOSAL OF EQUIPMENT                       0              0
  PROVISION FOR DEFERRED TAXES                    (178)          (241)
  (INCREASE) IN OTHER ASSETS                        563           (63)
  (INCREASE) IN INTEREST RECEIVABLE               (110)           (36)
  INCREASE IN INTEREST PAYABLE                       11             23
  (DECREASE) IN ACCRUED INCOME TAXES                785            698
  (DECREASE) IN OTHER LIABILITIES                 (829)          (817)
  OTHER, NET                                       (99)          (280)
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         2,894          1,211
                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET)                                   (2,581)        (3,307)
  PURCHASES OF BANK PREMISES, EQUIPMENT,
    FURN & FIX                                    (459)          (270)
  SALES OF OTHER REAL ESTATE                        117              0
  INT BEARING WITH BANKS (NET)                  (1,763)          (991)
  SECURITIES (NET)                              (3,087)        (2,777)
                                                -------        -------
NET CASH (USED) BY INVESTING ACTIVITIES         (7,773)        (7,345)
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN DEMAND AND SAVINGS DEPOSITS    10,558          6,483
  CD'S (NET)                                    (2,579)          1,293
  NET CHANGE IN FED FUNDS                         (299)          (374)
  DEBT (NET)                                    (1,133)            479
  PROCEEDS FROM SALE OF CAPITAL STOCK                 0              0
  CASH DIVIDENDS PAID                             (194)          (168)
                                                -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         6,353          7,713
                                                -------        -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS       1,474          1,579
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YR    3,034          3,622
                                                -------        -------
  CASH AND CASH EQUIVALENTS AT END OF QUARTER     4,508          5,201
                                                =======        =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS




                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S CONSOLIDATED FINANCIAL POSITION AS OF SEPT. 30, 1997 AND SEPTEMBER 30, 1996, AND THE RESULTS OF ITS OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT. 30,1997 AND 1996, AND THE CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

   THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT.30, 1997 AND 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


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























                                      7
                             TOWER BANCORP INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER BANCORP INC. NET INTEREST INCOME INCREASED BY 15.59% AND 24.97% FOR THE NINE AND THREE MONTH PERIODS ENDED 9-30-97 COMPARED TO THE SAME PERIODS IN 1996. OTHER INCOME HAS INCREASED 48.03% DUE LARGELY TO HAVING TAKEN GAINS IN THE EQUITY PORTFOLIO. IN ADDITION, INCOME FROM THE SALE OF MUTUAL FUNDS WAS ALLOCATED TO TRUST INCOME. THESE AREAS HAVE ALSO SHOWN A SIGNIFICANT INCREASE.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN 1997 AS IT MAINTAINS A RATIO TO TOTLA LOANS OF 1.97%. ANTICIPATED LOSSES FALL WELL BELOW THE CURRENT REESERVE BALANCE. THE BANK HAS HAD NET CHARGEOFFS OF ONLY $28,000.

THE BANK MAINTAINS A CAPITAL RATIO OF 10.12% AND A RISK BASED CAPITAL RATIO OF 16.97% AS OF 9-30-97.

THE DEMAND FOR TOWER STOCK REMAINS STRONG. IT APPEARS THAT THE HOLDING COMPANY WILL MEET PROJECTED EARNINGS AND GROWTH FOR 1997.


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










