Form 10-K
period 1997-12-31
TOWER BANCORP INC
filed 1998-03-05
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
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

As of December 31, 1997, 883,098 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 40,180,959.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1998
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.
















































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


-2-


    During 1996 Tower acquired 6,475 shares of its own common stock and sold 1,394 shares of its own common stock that was held as treasury stock to First's ESOP plan, and 324 shares to First's president as part of a stock option plan. Tower also issued a 100% stock dividend on April 15, 1996 of 424,090 shares, increasing the total number of shares outstanding at December 31, 1996 to 840,213.
    In 1997 Tower acquired 459 shares of its own common stock and sold 5,259 shares of treasury stock to First's ESOP plan, and 348 shares to First's president as part of a stock option plan. On July 1, 1997 Tower also issued a 5% stock dividend of 41,870 shares, increasing the total number of shares outstanding at December 31, 1997 to 883,098.
    Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its four branches are located in Quincy, Shady Grove, Mercersburg and Laurich, as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
    Tower has no employees other than its four officers who are also employees of First, its subsidiary.
On December 31, 1997, First had 65 full-time and 15 part-time employees.
-3-


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

-4-




    As of December 31, 1997, First had total assets of approximately $ 160 million, total shareholders' equity of approximately $ 20 million and total deposits of approximately $ 133 million.
Regulation and Supervision
    Tower Bancorp, Inc. (Tower) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). As a registered bank holding company, the parent company is required to file with the FRB certain reports and information. Tower is also subject to examination by the FRB and is restricted in its acquisitions, certain of which are subject to approval by the FRB. In addition, the parent company would be required to obtain the approval of the Pennsylvania State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.
    Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First National Bank of Greencastle (First). As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.
-5-


    The operations of First are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
    The primary supervisory authority of First is the Office of the Comptroller of the Currency (OCC), who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.
    Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 20 of the Notes to Financial Statements for a discussion of the limitations on the availability of Tower's subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.




-6-


    The Financial Institutions Reform, Recovery and Enforcement Act of 1989(FIRREA) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation(FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Tower currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
    The OCC issued guidelines which, effective
December 31, 1990, imposed upon national banks risk-based capital and leverage standards. These new capital requirements of bank regulators, are discussed in Note 20 of the notes to financial statements. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.
    In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment systems. The FDICIA also contains provisions limiting activities and business methods -7-


of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also contains provisions limiting the acceptance of brokered deposits by certain depository institutions, placing restrictions on the terms of "bank investment contracts" that may be offered by depository institutions and provisions requiring the FDIC to study the current rules applicable to the aggregation of accounts of depositors at an institution that are entitled to FDIC insurance. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

    FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized".
A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
    Based on their respective regulatory capital ratios at December 31, 1997, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.

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

Item 2.  Properties.
         The First National Bank of Greencastle owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; and in Quincy, Pennsylvania. In addition, First leases approximately 1,500 square feet in a building located at 305 North Main Street, Mercersburg, Pennsylvania. Offices of the bank are located in each of these buildings. First also owns a building at 18233 Maugans Avenue in Washington County, Maryland which may be used as a branch office at some point in the future.
Item 3.  Legal Proceedings.
    Tower is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Tower's management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower's operations or financial position.
Item 4.  Submission of Matters to Vote of Security Holders.
         None
         The following table sets forth selected
information about the principal officers of the holding company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.

                           Held   Bank Employee     Age as
     Name/Office Held      Since      Since      of 12/31/97
Kermit G. Hicks, Chairman
  of the Board     1983 (1)  62
Harold C. Gayman, Vice
  Chairman of the Board 1983 (1)  71
Jeff B. Shank, President
  and Director     1992      42
Betty J. Lehman, Director    1985 (1)  72
Robert L. Pensinger,
 Director          1987 (1)  64
James H. Craig, Director     1990 (1)  64
Lois Easton, Director   1990 (1)  62
(1)  These directors are not employees of the Bank.
                            Held  Bank Employee    Age as
     Name/Office Held       Since     Since      of 12/31/97
Jeff B. Shank, President     1992 1976 42
John H. McDowell,
  Executive Vice President   1994 1977 48
Don Kunkle, Vice President   1987 1987 48
Donald Chlebowski, Vice
  President   1991 1980 39
Darlene Niswander, Vice
  President/Senior Trust
   Officer    1991 1971 51

Part II

Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters.

    Tower's common stock is not traded on a national securities exchange, but is traded inactively through the local and over-the-counter local markets. At December 31, 1997, the approximate number of shareholders of record was
961. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                         Cash Dividends
            Period            Paid            Market Price
1997   (1)1st Quarter   $   0     $ 35.00 - $ 35.00
    2nd Quarter    .23  34.25 -   36.00
    3rd Quarter    0    35.00 -   41.00
    4th Quarter    .53  36.00 -   45.50
1996   (1)1st Quarter   $   0     $ 25.50 - $ 26.50
    2nd Quarter    .19  26.00 -   28.00
    3rd Quarter    0    33.50 -   36.00
    4th Quarter    .43  34.25 -   34.75

    (1) Note: Cash dividends per share were based on weighted average shares of common stock outstanding after giving retroactive recognition to a 5% stock dividend issued in July 1997 and a 100% stock dividend issued in April 1996.

Item 6.  Selected Financial Data

    The selected five-year financial data on page 22 of the annual shareholders' report for the year ended
December 31, 1997 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations
    Management's discussion and analysis of financial condition and results of operations, including quantitative and qualification disclosures about market risk on pages 26 through 30 of the annual shareholders report are incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
    The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 25 of the annual shareholders report for the year ended December 31, 1997 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.

    Closely related to the management of liquidity is the management of rate sensitivity, which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 4.1% to 4.6% of average earning assets for the past 3 years. An asset/ liability committee monitors and coordinates overall the asset/ liability strategy.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS           1997                      1996
                  Average                     Average
(000 omitted)     Balance   Interest  Rate    Balance  Interest   Rate
Investment securities:
    Taxable interest
     income   $ 22,596  $  1,724  6.7% $ 26,174  $  1,701  6.5%
    Nontaxable interest
     income      9,608       495  5.2     8,413       447  5.3
    Total investment
   securities 32,204    2,219     6.4  34,587    2,148     6.2
Loans (net of unearned
 discounts)   102,439   9,221     9.0  99,046    8,809     8.9
Other short-term
 investments    14,319       537  7.1     4,391       199  4.5
    Total interest
   earning
     assets   148,962   $ 11,977  8.2% 138,024   $ 11,156  8.1%
Allowance for loan
 losses  (    1,931)              (    1,946)
Cash and due
 from banks   3,450               3,510
Bank premises and
 equipment    2,262               2,295
Other assets      2,521               2,621
    Total assets   $ 155,264           $ 144,504

      LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand
 deposits     $ 31,820  $    638  2.1% $  21,091 $    597  2.8%
Savings deposits   27,647    905  3.3  33,265    770  2.3
Time deposits 62,592    3,503     5.5  61,609    3,379     5.5
Short-term
 borrowings      2,288       121  5.9      1,984       65  3.3
    Total interest
     bearing
   liabilities     124,347   $  5,167  4.1% 117,949   $  4,811  4.1%
Demand deposits    8,835               8,222
Other
 liabilities     3,013                1,779
Total
 liabilities  136,195             127,950
Stockholders'
 equity      19,069                  16,554
    Total liabilities &
     stockholders'
     equity   $ 155,264           $ 144,504
Net interest income/net
 yield on average
 earning assets         $  6,810  4.1%      $  6,345  4.6%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS                             1995
                                     Average
(000 omitted)                        Balance       Interest        Rate
Investment securities:
    Taxable interest
     income   $ 23,898  $  1,587  6.3%
    Nontaxable interest
     income      8,157       449  5.5
    Total investment
   securities 32,055    2,036     6.2
Loans (net of unearned
 discounts)   95,088    8,809     9.2
Other short-term
 investments      3,809           157  5.6
    Total interest
      earning assets    130,952   $ 11,002  8.5%
Allowance for loan
 losses  (    1,905)
Cash and due from banks 3,511
Bank premises and
 equipment    1,993
Other assets      2,653
    Total assets   $ 137,204
      LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits     $  19,729 $    390  1.9%
Savings deposits   31,705    957  3.0
Time deposits 58,271    3,142     5.4
Short-term borrowings       3,369       214 6.2
    Total interest
     bearing liabilities     113,074   $  4,703  4.3%
Demand deposits    7,613
Other liabilities      1,598
Total liabilities  122,285
Stockholders' equity       14,919
    Total liabilities &
     stockholders'
     equity   $ 137,204
Net interest income/net
 yield on average
 earning assets         $  6,299  4.2%

         For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1997, 1996 and 1995.


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME
 TAX EQUIVALENT YIELDS

                                     1997 Versus 1996
                                    Increase (Decrease)
                                     Due to Change in
                                                    Total
                                 Average  Average  Increase
                                 Volume    Rate   (Decrease)
  (000 omitted)
Interest Income
    Loans (net of unearned
   discounts) $ 302      $ 110    $ 412
    Taxable investment securities (  233)     256     23
    Nontaxable investment securities   63   (   15)     48
    Other short-term investments    447     (  109)     338
         Total interest income      579       242       821

Interest Expense
    Interest bearing demand      300   (  259)   41
    Savings deposits        (  129)      264      135
    Time deposits  54   70   124
    Other short-term borrowings      10        46         56
         Total interest expense     235       121       356

    Net interest income $ 465

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


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1997, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                 After 1 year  After 5 years
                         Within   but within    but within
                         1 year    5 years      10 years

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $   100   $    399  $      0
         Yield (1)

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $   867   $  3,684  $ 13,427
         Yield (1)

    State and municipal
         Book value          $   425   $  2,639  $  3,133
         Yield (1)

    Other
         Book value          $     0   $    618  $    100
         Yield (1)

    Total book value         $ 1,392   $  7,340  $ 16,660
    Yield




         (1) Average yields by maturity on investments were not available.


                             After
                           10 years                  Total

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $     0        $    499
         Yield                              6.79%

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $ 3,920        $ 21,898
         Yield                    6.79%

    State and municipal
         Book value          $ 4,063        $ 10,260
         Yield                    7.73%

    Other
         Book value          $     0        $    718
         Yield                    7.95%

    Total book value         $ 7,983        $ 33,375
    Yield


Equity Securities:
    Total Equity Securities                 $  5,869

              Yield                         2.48%

    Total Investment Securities                  $ 39,244

              Yield                         6.41%



TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

    The following table presents the loan portfolio at the end of each of the last five years:

                   1997     1996     1995     1994    1993

   (000 omitted)
Commercial, financial
 & agricultural    $  10,699 $  10,009 $  8,736  $  8,506  $  5,897
Real estate -
 Construction 1,486     2,326     1,494     1,004     809
Real estate -
 Mortgage     80,597    78,990    76,624    76,655    72,862
Installment & other
 personal loans
 (net of unearned
 income)    11,556     9,716    8,996     8,973     6,742
    Total loans    $ 104,338 $ 101,041 $ 95,850  $ 95,138  $ 86,310

    Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgage and installments) at December 31, 1997:

                      Under One   One to   Over Five
                         Year   Five Years   Years   Total
      (000 omitted)

Commercial, financial &
 agricultural $ 8,320   $ 1,618   $ 1,618   $ 11,556
Real estate -
 Construction   1,486         0         0      1,486
    Total     $ 9,806   $ 1,618   $ 1,618   $ 13,042

    The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1997:

                           Fixed Rate              Variable
                             Loans                Rate Loans
     (000 omitted)
Due within one year     $  6,980  $ 18,110
Due after one but within
 five years   20,821    8,211
Due after five years      18,928    31,288
     Total    $ 46,729  $ 57,609

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
SUMMARY OF LOAN LOSS EXPERIENCE
                  Years Ended December 31

              1997       1996      1995      1994    1993
  (000 omitted)
Average total loans
 outstanding (net of
 unearned
 income) $ 102,439 $ 99,046  $ 95,088  $ 90,989  $ 81,673
Allowance for loan
 losses, beginning
 of period    1,947     1,945     1,856     1,560     1,397
Additions to provision
 for loan losses
 charged to
 operations   0    0    0    13   235
Loans charged off
 during the year
    Commercial     58   5    0    0    272
    Real estate
     mortgage 0    0    7    0    0
    Instal-
     lment          57         9        13        18        26
     Total charge-
      off's        115        14        20        31       298
Recoveries of loans
 previously charged off:
    Commercial     11   6    75   261  160
    Installment    7    9    27   39   19
    Mortgage         0         1         7         1        47
     Total
     recov-
     eries          18        16       109       301       226

Net loans charged off
 (recovered)        97  (       2)     (      89)     (     270)           72

Allowance for loan
 losses, end of
 period  1,850     1,947     1,945     1,856     1,560

Ratio of net loans
 charged off (recovered)
 to average loans
 outstanding      .09%  (    .003)%    (    .09)%     (    .29%)       .09%

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

                       1997    1996    1995    1994    1993

 (000 omitted)

Nonaccrual loans   $ 477     $  77     $ 135     $ 79 $ 619

Accrual loans:
    Restructured   $   0     $   0     $   0     $  0 $   0
    60 - 89 days past due    315  216  252  14   470
    90 days or more past
     due          1        87       115        1    46
    Total accrual
     loans    $ 316     $ 303     $ 367     $ 15 $ 516

    See Note 8 of the Notes to Consolidated Financial
Statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and disclosures of impaired loans.

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

              Years Ended December 31

                      1997                  1996

                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   772   10.3%     $   819     9.9%
Real estate -
 Construction 0    1.4  0    2.3
Real estate -
 Mortgage     630  77.2 630  78.2
Installment   0    11.1 48   9.6
Unallocated       448     N/A         450     N/A
    Total     $ 1,850   100.0%    $ 1,947   100.0

Years Ended December 31

                      1995                  1994
                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   818    9.1%     $   743   8.9%
Real estate -
 Construction 0    1.6  0    1.1
Real estate -
 Mortgage     629  79.9 629  80.5
Installment   48   9.4       33   9.5
Unallocated       450     N/A         451     N/A
    Total     $ 1,945   100.0%    $ 1,856   100.0%

-21-









Years Ended December 31

                                         1993
                                              Percentage of
                                              Loans in Each
                               Allowance       Category to
                                 Amount        Total Loans

    (000 omitted)

Commercial, financial
 and agricultural  $   482    6.8%
Real estate -
 Construction 0    1.0
Real estate -
 Mortgage     628  84.4
Installment   29   7.8
Unallocated       421     N/A
    Total     $ 1,560   100.0%


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

    The average amounts of deposits are summarized below:

                                 Years Ended December 31

                                1997       1996      1995

        (000 omitted)

    Demand deposits     $   8,835 $   8,222 $   7,613
    Interest bearing demand
     deposits 31,820    21,091    19,729
    Savings deposits    27,647    33,265    31,705
    Time deposits     62,592    61,609    58,271
         Total deposits $ 130,894 $ 124,187 $ 117,318

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1997:

                 Maturity                      (000 omitted)

         Certificates of Deposit
           Three months or less   $  3,860
           Over three months through twelve
            months 9,245
           Over twelve months        1,361
              $ 14,466


RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE
BALANCES)

    The following table presents a summary of significant earnings and capital ratios:

                               1997       1996       1995
    Assets    $ 159,935 $ 148,673 $ 139,182
    Net income     $   2,694 $   2,336 $   2,285
    Equity    $  20,433 $  17,704 $  16,148
    Cash dividends paid $     675 $     547 $     492
    Return on assets    1.74%     1.62%          1.67%
    Return on equity    14.17%    13.80%         15.49%
    Dividend payout ratio    25.06%    23.42%         21.53%
    Equity to asset ratio    12.25%    11.76%         11.60%

-22-


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                         Years Ended December 31
                1997      1996     1995     1994      1993
  (000 omitted)
Interest
 income  $ 11,977  $  11,156 $  11,002 $   9,666 $  9,034
Interest
 expense    5,167      4,811     4,703     3,661    3,585
    Net interest
     income   6,810     6,345     6,299     6,005     5,449
Provision for loan
 losses         0          0         0        13      235
    Net interest income
     after provision
     for loan
     losses   6,810     6,345     6,299     5,992     5,214
Other income:
    Trust     293  252  200  190  166
    Service charges -
     deposits 288  277  288  269  272
    Other service charges,
     collection and exchange,
     charges, commission
     fees     181  159  102  103  84
Other operating
 income       628        302       129       135      213
         Total other
    income       1,390        990       719       697      735
Income before
 operating
 expense 8,200     7,335     7,018     6,689     5,949
Operating expenses:
    Salaries and employees
     benefits 2,179     1,995     1,917     1,836     1,705
    Occupancy and equipment
     expense  964  952  898  871  751
    Other operating
     expenses    1,253      1,108     1,106     1,117    1,120
         Total operating
     expenses    4,396      4,055     3,921     3,824    3,576
Income before income
 taxes   3,804     3,280     3,097     2,865     2,373
Income tax       1,110        944       812       748      684
         Net income applicable
     to common
     stock    $  2,694  $   2,336 $   2,285 $   2,117 $  1,689
Per share data:
    Earnings per common
     share    $  3.05   $   2.64       $   2.58       $   2.40       $  1.90
    Cash dividend -
     Common   $   .76   $    .62       $    .55       $    .47       $   .41
    Average number of
     common
    shares    883,833   885,750   887,288   885,978   888,539

-23-


Item 9.  Disagreements on Accounting and Financial
         Disclosures.

    Not applicable.

PART III
    The information required by Items 10, 11, 12 and
13 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 1998 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.
    (a) (1) - List of Financial Statements
    The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:
         Consolidated balance sheets - December 31,
         1997 and 1996
         Consolidated statements of income - Years ended December 31, 1997, 1996 and 1995
         Consolidated statements of stockholders' equity - Years ended December 31, 1997, 1996, and 1995
         Consolidated statements of cash flows - Years ended December 31, 1997, 1996, and 1995
         Notes to consolidated financial statements -
         December 31, 1997
    (2)  List of Financial Statement Schedules
         Schedule I - Distribution of assets,
         liabilities and stockholders' equity, interest rate and interest differential and changes in net interest income
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio

         Schedule IV - Summary of loan loss experience and allocation of allowance for loan losses
         Schedule V - Deposits
         Schedule VI - Return on equity and assets
    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
    (3)  Listing of Exhibits
         Exhibit (3) (i) Articles of incorporation
         Exhibit (3) (ii) Bylaws
         Exhibit (4) Instruments defining the rights of security holders including indentures
         Exhibit (13)  Annual report to security
         holders
         Exhibit (21)  Subsidiaries of the registrant
         Exhibit (27)  Financial data schedule
    All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
    (b)  Reports on Form 8-K filed
         None.

    (c)  Exhibits
         (3)(i)    Articles of incorporation. Incorporated
                   by reference to Exhibit C to the
                   Registrant's Registration Statement on
                   Form S-14, Registration No. 2-89573.
               (ii) By-laws.  Incorporated by reference
                   to Exhibit D to the Registrant's
                   Registration Statement on Form S-14,
                   Registration No. 2-89573.
         (4)  Instruments defining the rights of
                   security holders including indentures.
                   The rights of the holders of Registrant's common stock are contained in:
                   (i)  Articles of Incorporation of Tower
                        Bancorp, Inc., filed as Exhibit C
                        to Registrant's Registration
                        Statement on Form S-14 (Registration
                        No. 2-89573).
                   (ii) By-laws of Tower Bancorp, Inc., filed
                             as Exhibit D to the Registrant's
                             Registration Statement on Form S-14
                             (Registration No. 2-89573).
         (13) Annual report to security holders - filed herewith
         (21) Subsidiaries of the registrant - filed herewith
         (27) Financial data schedule - filed herewith

    (d)  Financial statement schedules
         The following financial statement schedules required under Article 9 Industry Guide 3 have been included on pages 15 to 23 under Item 8 of this report:
         Schedule I - Distribution of assets,
         liabilities and stockholders' equity, interest rates and interest differential and changes in net interest income
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio
         Schedule IV - Summary of loan loss experience and allocation of allowance for loan losses
         Schedule V - Deposits
         Schedule VI - Return on equity and assets

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

                                   TOWER BANCORP, INC.
                                      (Registrant)

                                  By
         Jeff B. Shank, President
                                  (Principal Executive
         Officer and
                                 Principal Financial
         Officer)

                              By
                   Donald F. Chlebowski, Jr.,
         Treasurer (Principal
         Accounting Officer)
Dated:  March         , 1998

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                Title
Date

                        President &    March     , 1998
Jeff B. Shank            Director

                         Director           March     , 1998
Betty J. Lehman

                        Chairman of the     March     , 1998
Kermit G. Hicks          Board & Director

                             Director            March     , 1998
Robert L. Pensinger

                         Vice Chairman of   March     , 1998
Harold C. Gayman         the Board & Director

                         Director           March     , 1998
James H. Craig, Jr.

_______________________ Director  March ____, 1998
Lois Easton

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT


1.  The First National Bank of Greencastle, Center Square,
    Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.

Exhibit Index



Exhibit No.                                Sequentially numbered
                                                    pages

    13   Annual report to security holders                 32-62
    21   Subsidiaries of the Registrant                    31
    27   Financial data schedule