Form 10-Q
period 1998-03-31
TOWER BANCORP INC
filed 1998-06-09
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:      MARCH 31, 1998

COMMISSION FILE NUMBER: 2-89573

EXACT NAME OF REGISTRANT:    TOWER BANCORP INC.

STATE OF INCORPORATION: PENNSYLVANIA

I.R.S. EMPLOYER IDENTIFICATION NO.  25-1445946

ADDRESS OF PRINCIPAL OFFICE: CENTER SQUARE, GREENCASTLE
                             PENNSYLVANIA 17225

TELEPHONE NU;MBER:      (717)597-2137

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
 REPORT:
NOT APPLICABLE

INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED
 TO BE FILED
BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE
 PRECEDING 12 MONTHS (OR
FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
 AND (2) HAS
BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES   X   NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
 COMMON STOCK, AS
OF THE LATEST PRACTICABLE DATE:

883,116 SHARES OF COMMON STOCK








TOWER BANCORP INC.

INDEX

                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET                                  3
    MARCH 31, 1998 AND DECEMBER 31, 1997

    CONSOLIDATED STATEMENT OF INCOME                            4
    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                   5

    CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS                  6
    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL            8
    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON FORM 8-K                    9

    SIGNATURES                                                  10

    EXHIBITS                                               11-12





TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
ASSETS                            03-31-98  03-31-97
CASH AND DUE FROM BANKS $3,442    $4,490
INTEREST BEARING BALANCES WITH BANKS   6,319     4,153
FEDERAL FUNDS SOLD 5,636     1,160
INVESTMENT ACCOUNT SECURITIES:
1 OBLIGATIONS OF STATES AND POLITICAL  7,839     9,157
   SUBDIVISONS (FAIR VALUE $8036, $8272)
2 OBLIGATIONS OF STATES AND POLSUBDIVISIONS 2,952
2 US TREASURY SECURITIES     499  698
2 US GOVT AGENCIES AND CORPORATIONS    19,422    21,374
2 OTHER SECURITIES AND EQUITY SEC 9,150     6,786
   UNREALIZED GAIN (LOSS)    1,631     145
LOANS:   105,160   102,434
LESS: UNEARNED INCOME OF LOANS    (197)     (207)
   RESERVE FOR POSSIBLE LOAN LOSSES    (1,864)   (1,944)
BANK PREMISES, EQUIP,FURNITURE & FIXTURES   2,703     2,008
REAL ESTATE OWNED OTHER THAN BANK PREMISES  121  121
ACCRUED INTEREST RECEIVABLE  996  953
DEFERRED INCOME TAXES   652  851
OTHER ASSETS  1,272     900
TOTAL ASSETS  $165,733  $153,079
    =======   =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND     $11,874   $9,007
   SAVINGS    68,659    60,903
   TIME  59,859    62,139
LIABILITIES FOR BORROWED MONEY    1,636     862
FEDERAL FUNDS PURCHASED 0    0
ACCRUED INTEREST PAYABLE     416  401
ACCRUED FEDERAL INCOME TAXES 225  156
OTHER LIABILITIES  1,761     1,329
TOTAL LIABILITIES  $144,430  $134,797
    -----------    -----------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK: PAR VALUE $2.50
   AUTHORIZED 1,000,000 SHARES:
   890,050 SHARES ISSUED - 1998
   848,180 SHARES ISSUED - 1997   $2,225    $2,120

   SURPLUS    6,696     5,357
UNDIVIDED PROFITS  11,588    10,951
NET UNREALIZED (LOSS) ON MARKETABLE SEC     1,077     96
LESS: COST OF TREASURY STOCK (283)     (242)

TOTAL EQUITY CAPITAL    $21,303   $18,282
TOTAL LIABILITIES AND CAPITAL     $165,733  $153,,079
    =======   =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.  ABOVE:
1=HELD TO MATURITY, 2=AVAILABLE FOR SALE.

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                           THREE MONTHS ENDED
INTEREST INCOME    3-31-98   3-31-97
INTEREST AND FEES ON LOANS   $2,314,230     $2,282,195
INTEREST ON INVESTMENT SECURITIES:
   HELD TO MATURITY     101,188   118,360
   AVAILABLE FOR SALE   490,722   454,422
INTEREST ON FED FUNDS SOLD   16,066    3,681
INTEREST ON DEPOSITS WITH BANKS   97,222    59,120
    $3,019,428     $2,917,778
INTEREST EXPENSE
INTEREST ON DEPOSITS    1,258,730 1,223,463
INTEREST ON FED FUNDS PURCHASED AND
   SECURITIES SOLD UNDER REPO AGREEMENTS    14,554    13,716
INTEREST ON BORROWED MONEY   28,107    18,659
    $1,301,391     $1,255,838
NET INTEREST INCOME     $1,718,037     $1,661,940
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $1,718,037     $1,661,940

OTHER INCOME:
TRUST DEPARTMENT INCOME $134,948  $83,046
SERVICE CHARGES ON DEPOSIT ACCOUNTS    83,147    77,340
OTHER SERVICE CHARGES   22,000    23,433
OTHER OPERATING INCOME  4,147     12,287
INVESTMENT SECURITIES GAINS(LOSSES)    360,329   237,667
    $604,571  $433,773

OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $584,577  $534,975
OCCUPANCY EXPENSE OF BANK PREMISES     70,113    69,740
FURNITURE AND FIXTURE EXPENSE     105,115   81,555
OTHER OPERATING EXPENSES     460,575   401,285
    $1,220,380     $1,087,555
INCOME BEFORE TAXES     $1,102,228     $1,008,158
APPLICABLE INCOME TAXES 325,400   293,000
NET INCOME    $776,828  $715,158
    =======   =======
COMMON SHARE DATE:
NET INCOME PER SHARE    $0.88     $0.81
NUMBER OF SHARES OUTSTANDING 883,116   883,116

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
    THREE     THREE
    MONTHS    MONTHS
    3/31/98   3/31/97
STATEMENT OF INCOME

INCOME FROM OPERATIONS BEFORE TAX 1,102,226 1,008,158
INCOME TAX EXPENSE (325,400) (293,000)

NET INCOME    776,826   715,158


STATEMENT OF COMPREHENSIVE INCOME

NET INCOME    776,826   715,158
UNREALIZED GAINS (LOSSES) FOR PERIOD   108,000   (140,000)
OTHER COMPREHENSIVE INCOME   0    0

COMPREHENSIVE INCOME    884,826   575,158

CONSOLIDATED STATEMENT OF CASH FLOWS
    PERIOD    PERIOD
(,000 OMITTED)     ENDED     ENDED
    3-31-98   3-31-97
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME    $777 $715
ADJ TO RECONCILE NET INC TO NET CASH
   DEPRECIATION AND AMORTIZATION  91   66
   PROVISION FOR LOAN LOSSES 0    0
   GAIN ON SALE OF INVESTMENT SECURITIES    360  238
   LOSS ON DISPOSAL OF EQUIPMENT  0    0
   PROVISION FOR DEFERRED TAXES   199  (222)
  (INCREASE) IN OTHER ASSETS (372)     458
   (INCREASE) IN INTEREST RECEIVABLE   (43) (5)
   INCREASE IN INTEREST PAYABLE   15   (8)
   (DECREASE) IN ACCRUED INCOME TAXES  69   156
   (DECREASE) IN OTHER LIABILITIES     432  104
   OTHER, NET 396  (455)
NET CASH PROFIDED BY OPERATING ACTIVITIES   1,924     1,047

CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET) (2,726)   (1,597)
   PURCHASES OF BANK PREMISES, EQUIPMENT, FURN
      & FIX   (695)     (380)
   SALES OF OTHER REAL ESTATE     0    117
   INT BEARING BALANCES WITH BANKS     (2,166)   (82)
   SECURITIES(NET) (1,847)   (65)
NET CASH (USED) BY INVESTING ACTIIVITIES    (7,434)   (2,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE IN DEMAND AND SAVINGS DEPOSITS   10,623    7,461
   CERTIFICATES OF DEPOSIT (NET)  (2,280)   (2,016)
   NET CHANGE IN FED FUNDS   (4,476)   (2,025)
   DEBT (NET) 774  (1,004)
   PROCEEDS FROM SALE OF CAPITAL STOCK 0    0
CASH DIVIDENDS PAID     0    0
NET CASH PROVIDED BY FINANCING ACTIVITIES:  4,641     2,416
NET INCREASE IN CASH AND CASH EQUIVALENTS   (869)     1,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF YR     4,311     3,034
CASH AND CASH EQUIVALENTS AT END OF QUARTER 3,442     4,490
    ======    =====

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.

TOWER BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) TO BASIS OF PRESENTATION

   IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED
 FINANCIAL
STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP
 INC.'S
CONSOLIDATEDD FINANCIAL POSITION AS OF MARCH 31, 1998 AND DECEMBER 31, 1997,
 AND THE RESULTS OF
ITS OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997, AND
 THE CHANGES IN
CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

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

TOWER BANCORP INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF TOWER
 BANCORP INC.
THE BANK'S INTEREST RATE SPREAD HAS DECREASED APPROXIMATELY 9 BASIS POINTS
 COMPARED TO THE
SAME PERIOD IN 1997.  OTHER INCOME INCREASED BY NEARLY 40% AS THE RESULT OF
 SECURITY GAINS
TAKEN IN TOWER'S CORPORATE STOCK PORTFOLIO AND INCREASES IN TRUST INCOME.
  NET INCOME
INCREASED BY $62,000 OR 8.62%.

THE BANK HAS MADE SIGNIFICANT INVESTMENTS IN TECHNOLOGY AND FIXED ASSETS .
 OCCUPANCY AND
FURNITURE AND FIXTURE EXPENSES INCREASED BY $23,000.  THE ADDITION OF LAN AND
 WAN TECHNOLOGY
POSITIONS THE BANK TO TAKE ADVANTAGE OF A NUMBER OF OPERATING EFFICIENCIES AND
 MORE
IMPORTANTLY HAS ENHANCED THE DELIVERY OF PRODUCT TO ITS CUSTOMERS.  THE
 INSTALLATION ALSO
HELPED TO DEAL WITH YEAR 2000 ISSUES.  TOWER IS ON SCHEDULE WITH ITS YEAR
 2000 PLAN WHICH HAS
BEEN REVIEWED BY THE OCC.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN AS IT MAINTAINS A RATIO TO TOTAL
 LOANS OF 1.78%.
ANTICIPATED LOSSES ARE WELL BELOW THE CURRENT RESERVE BALANCE.  CLASSIFIED AND
 NON ACCRUAL
LOANS CONTINUE TO DECREASE AS A PERCENTAGE OF TOTAL LOANS.  THE BANK HAD NET
 RECOVERIES OF
$15,000 IN THE FIRST QUARTER.

TOWER MAINTAINS A CAPITAL RATIO OF 12.85% AND A RISK BASED RATIO OF (TIER 1)
 16.39%.

MANAGEMENT HAS DETERMINED THE BANK'S INTEREST RATE RISK TO BE MODERATE AND IN
 LINE WITH ITS
PEERS.  INTEREST RATE RISK IS CONTINUALLY MONITORED AND REASSESSED.


LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMMODATE DECREASES IN
 DEPOSITS AND FUND
INCREASES TO THE LOAN PORTFOLIO.  THE BANK'S SOURCES OF LIQUIDITY CAME FROM
 SHORT-TERM
MATURITIES OF US GOVERNMENTS AGENCIES, MUNICIPALS AND OTHER SECURITIES.
  ADDITIONALLY THE
BANK RECEIVED CASH FLOWS FROM IT'S CMO PORTFOLIO.  THE BANK HAS UTILIZED ITS
 FLEXLINE AT THE
FHLB HELP FUND SOME SHORT TERM GROWTH.

PART II - OTHER INFORMATION

ITEM (1) LEGAL PROCEEDINGS.

     NOT APPLICABLE.

ITEM (2) CHANGES IN SECURITIES.

    NOT APPLICABLE.

ITEM (3) DEFAULTS UPON SENIOR SECURITIES.

    NOT APPLICABLE.

ITEM (4) SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NOT APPLICABLE.

ITEM (5) OTHER INFORMATION.

    NOT APPLICABLE.

ITEM (6) INDEX TO EXHIBITS AND REPORTS ON FORM 8-K.


(a)   EXHIBITS:

EXHIBIT NUMBER REFERRED TO   DESCRIPTION
ITEM 601 OF REGULATIONS 8-K  OF EXHIBIT
----------------------------------------------   -------------------
2   NONE
4   INSTRUMENT DEFINING RIGHTS
    SECURITY HOLDERS
11  NONE
15  NONE
18  NONE
19  NONE
20  NONE
22  SUBSIDIARIES OF REGISTRANT
23  NONE
24  NONE
25  NONE
28  NONE

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE
 REGISTRANT HAS DULY
CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO
 DULY AUTHORIZED.

    TOWER BANCORP INC.
    (REGISTRANT)



    ----------------------------------------
    JEFF B. SHANK, PRESIDENT, CEO
    (PRINCIPAL EXECUTIVE OFFICER AND
    PRINCIPAL FINANCIAL OFFICER)
DATE:
----------------------
    --------------------------------------
    DONALD F CHLEBOWSKI JR., TREASURER
    (PRINCIPAL ACCOUNTING OFFICER)
DATE:
----------------------


PART II ITEM (6)

 ITEM 601 - 22 SUBSIDIARIES OF REGISTRANT
THE FIRST NATIONAL BANK OF GREENCASTLE
NATIONAL BANK ORGANIZED IN PENNSYLVANIA
BUSINESS NAME:  THE FIRST NATIONAL BANK OF GREENCASTLE
ANTRIM TOWER, PARTNERSHIP





Page 10 of 13