Form 10-Q
period 1998-06-30
TOWER BANCORP INC
filed 1998-08-19
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:      JUNE 30, 1998

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

883,116 SHARES OF COMMON STOCK








TOWER BANCORP INC.

INDEX

                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET                                  3
    JUNE 30, 1998 AND DECEMBER 31, 1997

    CONSOLIDATED STATEMENT OF INCOME                            4
    THREE MONTHS  ENDED JUNE 30, 1998 AND 1997

    CONSOLIDATED STATEMENT OF INCOME                            5
    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    CONSOLIDATED STATEMENT OF CASH FLOWS                        6
    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL            8
    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON FORM 8-K                    9

    SIGNATURES                                                  10

    EXHIBITS                                               11-12





TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
ASSETS                            06-30-98  12-31-97
CASH AND DUE FROM BANKS $3,039    $4,311
INTEREST BEARING BALANCES WITH BANKS   6,519     6,029
FEDERAL FUNDS SOLD 0    0
INVESTMENT ACCOUNT SECURITIES:
1 OBLIGATIONS OF STATES AND POLITICAL  7,705     10,260
   SUBDIVISONS (FAIR VALUE $7883, $8424)
2 OBLIGATIONS OF STATES AND POLSUBDIVISIONS 3,672     0
2 US TREASURY SECURITIES     499  599
2 US GOVT AGENCIES AND CORPORATIONS    18,373    21,798
2 OTHER SECURITIES AND EQUITY SEC 10,162    8,093
   UNREALIZED GAIN (LOSS)    1,673     1,468
LOANS:   111,217   104,451
LESS: UNEARNED INCOME OF LOANS    (197)     (201)
   RESERVE FOR POSSIBLE LOAN LOSSES    (1,882)   (1,850)
BANK PREMISES, EQUIP,FURNITURE & FIXTURES   2,670     2,669
REAL ESTATE OWNED OTHER THAN BANK PREMISES  121  121
ACCRUED INTEREST RECEIVABLE  984  993
DEFERRED INCOME TAXES   658  246
OTHER ASSETS  1,191     1,318
TOTAL ASSETS  $166,404  $160,305
    =======   =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND     $11,731   $9,624
   SAVINGS    64,349    62,038
   TIME  57,830    61,095
LIABILITIES FOR BORROWED MONEY    8,501     2,212
FEDERAL FUNDS PURCHASED 0    2,769
ACCRUED INTEREST PAYABLE     383  424
ACCRUED FEDERAL INCOME TAXES 482  450
OTHER LIABILITIES  1,262     1,260
TOTAL LIABILITIES  $144,538  $139,872
    -----------    -----------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK:
   AUTHORIZED 5,000,000 SHARES:
   848,180 SHARES ISSUED - 1997
   890,050 SHARES ISSUED - 1998   $2,225    $2,225

   SURPLUS    6,696     6,699
UNDIVIDED PROFITS  12,052    10,811
NET UNREALIZED (LOSS) ON MARKETABLE SEC     1,104     969
LESS: COST OF TREASURY STOCK (211)     (271)

TOTAL EQUITY CAPITAL    $21,866   $20,433
TOTAL LIABILITIES AND CAPITAL     $166,404  $160,305
    =======   =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                               THREE MONTHS ENDED
INTEREST INCOME    6-30-98   6-30-97
INTEREST AND FEES ON LOANS   $2,397,115     $2,267,776
INTEREST ON INVESTMENT SECURITIES:
   HELD TO MATURITY     82,398    117,407
   AVAILABLE FOR SALE   498,543   491,846
INTEREST ON FED FUNDS SOLD   12,219    30,647
INTEREST ON DEPOSITS WITH BANKS   81,778    35,456
    $3,072,053     $2,943,132
INTEREST EXPENSE
INTEREST ON DEPOSITS    1,236,003 1,238,857
INTEREST ON FED FUNDS PURCHASED AND
   SECURITIES SOLD UNDER REPO AGREEMENTS    22,364    7,351
INTEREST ON BORROWED MONEY   33,723    7,368
    $1,292,090     $1,253,576
NET INTEREST INCOME     $1,779,963     $1,689,556
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $1,779,963     $1,689,556

OTHER INCOME:
TRUST DEPARTMENT INCOME $100,551  $83,990
SERVICE CHARGES ON DEPOSIT ACCOUNTS    90,137    80,632
OTHER SERVICE CHARGES   27,942    21,616
OTHER OPERATING INCOME  152,662   1,500
INVESTMENT SECURITIES GAINS(LOSSES)    181,524   48,304
    $552,816  $236,042

OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $600,341  $546,276
OCCUPANCY EXPENSE OF BANK PREMISES     68,532    69,541
FURNITURE AND FIXTURE EXPENSE     127,235   88,176
OTHER OPERATING EXPENSES     562,464   389,662
    $1,358,572     $1,093,655
INCOME BEFORE TAXES     $974,207  $831,943
APPLICABLE INCOME TAXES 288,800   242,000
NET INCOME    $685,407  $589,943
    =======   =======
COMMON SHARE DATE:
NET INCOME PER SHARE    $0.77     $0.70
NUMBER OF SHARES OUTSTANDING 890,050   845,129

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
         SIX MONTHS ENDED
INTEREST INCOME    6-30-98   6-30-97
INTEREST AND FEES ON LOANS   $4,711,345     $4,549,971
INTEREST ON INVESTMENT SECURITIES:
  HELD TO MATURITY 183,586   235,767
  AVAILABLE FOR SALE    989,265   946,268
INTEREST ON FED FUNDS SOLD   28,285    34,328
INTEREST ON DEPOSITS WITH BANKS   179,000   94,576
    $6,091,481     $5,860,910
INTEREST EXPENSE
INTEREST ON DEPOSITS    2,494,733 2,462,320
INTEREST ON FED FUNDS PURCHASED AND    36,918    15,270
SECURITIES SOLD UNDER REPO AGREEMENTS
INTEREST ON BORROWED MONEY   61,830    31,824
    $2,593,481     $2,509,414
NET INTEREST INCOME     $3,498,000     $3,351,496
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $3,498,000     $3,351,496

OTHER INCOME:
TRUST DEPARTMENT INCOME $235,499  $167,036
SERVICE CHARGES ON DEPOSIT ACCOUNTS    173,284   157,972
OTHER SERVICE CHARGES   49,942    45,049
OTHER OPERATING INCOME  156,809   13,787
INVESTMENT SECURITIES GAINS (LOSSES)   541,853   285,971
    $1,157,387     $669,815
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $1,184,918     $1,081,251
OCCUPANCY EXPENSE OF BANK PREMISES     138,645   139,281
FURNITURE AND FIXTURE EXPENSE     232,350   169,731
OTHER OPERATING EXPENSES     1,023,039 790,947
    $2,578,952     $2,181,210
INCOME BEFORE TAXES     $2,076,435     $1,840,101
APPLICABLE INCOME TAXES 614,200   535,000

NET INCOME    $1,462,235     $1,305,101

COMMON SHARE DATA:
NET INCOME PER SHARE    $1.74     $1.54
CASH DIVIDENDS DECLARED PER SHARE $0.20     $0.36
NUMBER OF SHARES OUTSTANDING 890,050   845,129

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.



TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
    SIX MONTH SIX MONTH
(,000 OMITTED)     ENDED     ENDED
    6-30-98   6-30-97
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME    $1,462    $1,305
ADJ TO RECONCILE NET INC TO NET CASH PROV/OPERATING ACCT.
   DEPRECIATION AND AMORTIZATION  188  130
   PROVISION FOR LOAN LOSSES 0    0
   GAIN ON SALE OF INVESTMENT SECURITIES    0    286
   LOSS ON DISPOSAL OF EQUIPMENT  0    0
   PROVISION FOR DEFERRED TAXES   (412)     180
  (INCREASE) IN OTHER ASSETS 127  (289)
   (INCREASE) IN INTEREST RECEIVABLE   9    (19)
   INCREASE IN INTEREST PAYABLE   (41) (9)
   (DECREASE) IN ACCRUED INCOME TAXES  32   450
   (DECREASE) IN OTHER LIABILITIES     2    (426)
   OTHER, NET (58) (23)
NET CASH PROFIDED BY OPERATING ACTIVITIES   1,309     1,585

CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET) (6,738)   (1,796)
   PURCHASES OF BANK PREMISES, EQUIPMENT, FURN
      & FIX   1    (492)
   SALES OF OTHER REAL ESTATE     0    117
   INT BEARING BALANCES WITH BANKS     (490)     853
   INVESTMENT SECURITIES(NET)     134  (3,714)
NET CASH (USED) BY INVESTING ACTIVITIES     (7,093)   (5,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE IN DEMAND AND SAVINGS DEPOSITS   4,418     9,706
   CERTIFICATES OF DEPOSIT (NET)  (3,265)   (1,973)
   NET CHANGE IN FED FUNDS   (2,769)   (1,578)
   DEBT (NET) 6,289     (947)
   PROCEEDS FROM SALE OF CAPITAL STOCK 60   139
CASH DIVIDENDS PAID     (221)     (194)
NET CASH PROVIDED BY FINANCING ACTIVITIES:  4,512     5,153
NET INCREASE IN CASH AND CASH EQUIVALENTS   (1,272)   1,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF YR     4,311     3,034
CASH AND CASH EQUIVALENTS AT END OF QUARTER 3,039     4,740
    ======    =====

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.

TOWER BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) BASIS OF PRESENTATION

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP
 INC.'S
CONSOLIDATED FINANCIAL POSITION AS OF JUNE 30, 1998 AND DECEMBER 31, 1997,
 AND THE RESULTS OF ITS
OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND
 JUNE 30, 1997, AND THE
CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30,
 1998 AND 1997 ARE
NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


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

TOWER BANCORP INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF
 TOWER BANCORP INC.
NET INTEREST INCOME FOR THE BANK INCREASED 5.35% AND 4.37% FOR THE THREE
 AND SIX MONTH PERIODS
ENDED JUNE 30, 1998, COMPARED TO THE SAME PERIODS IN 1997.  THE BANK HAS
 EXPERIENCED A 7% GROWTH
IN LOANS AND ONLY A 1% GROWTH IN DEPOSITS.  SHORT TERM BORROWINGS FROM THE
 FHLB HAVE BEEN
USED TO FUND LOAN GROWTH.  THE BANK IS FORMULATING A STRATEGY FOR FUNDING
 THE PORTFOLIO FOR
THE LONG RUN.

OTHER OPERATING INCOME INCREASED SIGNIFICANTLY DUE THE SETTLEMENT OF A
 PROBLEM LOAN.  THIS
LOAN HAS BEEN IN THE PROCESS OF COLLECTION FOR THE LAST TEN YEARS.  THE
 COLLECTION OF FEES AND
BACK INTEREST WERE PLACED IN OTHER INCOME SO THAT ACTUAL INTEREST INCOME
 WOULD NOT BE
DISTORTED.  OTHER EXPENSES INCREASED BY 18.23% AS COMPARED TO THE SIX MONTH
 PERIOD IN 1997.
ADDITIONS TO FURNITURE AND FIXTURES EXPENSE ARE THE PRIMARY REASON.

THE BANK CONTINUES TO MAINTAIN NEARLY A 1.70% RESERVE RATIO.  NET RECOVERIES
 FOR THE YEAR
STAND AT $34,000.  NO SIGNIFICANT LOAN LOSSES ARE ANTICIPATED.  THE BANK'S
 LEVERAGE AND TOTAL
RISK BASED CAPITAL RATIOS STAND AT 9.42% AND 15.46% RESPECTIVELY.

TOWER ANNOUNCED A TWO FOR ONE STOCK SPLIT IN JUNE, PAYABLE JULY OF 1998.
  DEMAND FOR TOWER
STOCK REMAINS STRONG.

THE BANK HAS BROKEN GROUND FOR A NEW BRANCH TO BE LOCATED ON EAST MAIN ST.
 IN WAYNESBORO,
PA.  IT IS PROJECTED TO BE OPENED IN THE FIRST QUARTER OF 1999.

WITH THE YEAR 2000 JUST AROUND THE CORNER THE BANK HAS CONTINUED TO MAKE
 PROGRESS WITH
REGARD TO ITS Y2K PLAN.  BOTH THE OCC AND THE BANK'S EXTERNAL AUDITORS HAVE
 REVIEWED THE
PLAN.  THE BANK CURRENTLY HAS A WEB SITE UNDER CONSTRUCTION.  IN THE NEAR
 FUTURE
WWW.FNBGC.COM MAY BE ACCESSED.

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