Form 10-Q
period 1998-09-30
TOWER BANCORP INC
filed 1998-12-09
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:      SEPTEMBER 30, 1998

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

1,780,100 SHARES OF COMMON STOCK








TOWER BANCORP INC.

INDEX

                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET                                  3
    SEPTEMBER30, 1998 AND DECEMBER 31, 1997

    CONSOLIDATED STATEMENT OF INCOME                            4
    THREE MONTHS  ENDED SEPTEMBER 30, 1998 AND 1997

    CONSOLIDATED STATEMENT OF INCOME                            5
    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    CONSOLIDATED STATEMENT OF CASH FLOWS                        6
    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL            8
    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON FORM 8-K                    9

    SIGNATURES                                                  10

    EXHIBITS                                               11-12





TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
ASSETS                            09-30-98  12-31-97
CASH AND DUE FROM BANKS $3,651    $4,311
INTEREST BEARING BALANCES WITH BANKS   6,298     6,029
FEDERAL FUNDS SOLD 1,938     0
INVESTMENT ACCOUNT SECURITIES:
1 OBLIGATIONS OF STATES AND POLITICAL  0    10,260
   SUBDIVISONS (FAIR VALUE $8424)
2 OBLIGATIONS OF STATES AND POLSUBDIVISIONS 10,514    0
2 US TREASURY SECURITIES     499  599
2 US GOVT AGENCIES AND CORPORATIONS    15,483    21,798
2 OTHER SECURITIES AND EQUITY SEC 12,390    8,093
   UNREALIZED GAIN (LOSS)    1,768     1,468
LOANS:   111,202   104,451
LESS: UNEARNED INCOME OF LOANS    (181)     (201)
   RESERVE FOR POSSIBLE LOAN LOSSES    (1,898)   (1,850)
BANK PREMISES, EQUIP,FURNITURE & FIXTURES   2,985     2,669
REAL ESTATE OWNED OTHER THAN BANK PREMISES  121  121
ACCRUED INTEREST RECEIVABLE  949  993
DEFERRED INCOME TAXES   543  246
OTHER ASSETS  1,335     1,318
TOTAL ASSETS  $173,597  $160,305
    =======   =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND     $15,521   $9,624
   SAVINGS    65,987    62,038
   TIME  59,363    61,095
LIABILITIES FOR BORROWED MONEY    7,883     2,212
FEDERAL FUNDS PURCHASED 0    2,769
ACCRUED INTEREST PAYABLE     406  424
ACCRUED FEDERAL INCOME TAXES 946  450
OTHER LIABILITIES  821  1,260
TOTAL LIABILITIES  $150,927  $139,872
    -----------    -----------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK:
   AUTHORIZED 5,000,000 SHARES:
   1,780,100 SHARES ISSUED - 1998 $2,225    $2,225

   SURPLUS    6,699     6,699
UNDIVIDED PROFITS  12,848    10,811
NET UNREALIZED (LOSS) ON MARKETABLE SEC     1,167     969
LESS: COST OF TREASURY STOCK (269)     (271)

TOTAL EQUITY CAPITAL    $20,670   $20,433
TOTAL LIABILITIES AND CAPITAL     $173,597  $160,305
    =======   =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                 THREE MONTHS ENDED
INTEREST INCOME    9-30-98   9-30-97
INTEREST AND FEES ON LOANS   $2,529,067     $2,320,209
INTEREST ON INVESTMENT SECURITIES 522,899   639,295
INTEREST ON FED FUNDS SOLD   749  32,337
INTEREST ON DEPOSITS WITH BANKS   90,481    45,000
    $3,143,196     $3,036,841
INTEREST EXPENSE
INTEREST ON DEPOSITS    1,237,958 1,294,616
INTEREST ON FED FUNDS PURCHASED   691  0
INTEREST ON BORROWED MONEY   132,228   24,968
    $1,370,877     $1,319,584
NET INTEREST INCOME     $1,772,319     $1,717,257
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $1,772,319     $1,717,257

OTHER INCOME:
TRUST DEPARTMENT INCOME $135,199  $90,766
SERVICE CHARGES ON DEPOSIT ACCOUNTS    85,344    88,431
OTHER SERVICE CHARGES   34,016    9,547
OTHER OPERATING INCOME  46,528    17,924
INVESTMENT SECURITIES GAINS(LOSSES)    337,687   231,176
    $638,774  $437,846

OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $626,437  $544,521
OCCUPANCY EXPENSE OF BANK PREMISES     66,008    68,923
FURNITURE AND FIXTURE EXPENSE     113,628   89,071
OTHER OPERATING EXPENSES     476,135   371,401
    $1,282,208     $1,073,916
INCOME BEFORE TAXES     $1,128,885     $1,081,187
APPLICABLE INCOME TAXES 331,400   316,000
NET INCOME    $797,485  $765,187
    =======   =======
COMMON SHARE DATE:
NET INCOME PER SHARE    $1.28     $0.86
CASH DIVIDENDS DECLARED PER SHARE $0.12     $0.20
NUMBER OF SHARES OUTSTANDING 1,780,000 890,050

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
         NINE MONTHS ENDED
INTEREST INCOME    9-30-98   9-30-97
INTEREST AND FEES ON LOANS   $7,240,412     $6,870,180
INTEREST ON INVESTMENT SECURITIES 1,695,750 1,821,330
INTEREST ON FED FUNDS SOLD   29,034    66,665
INTEREST ON DEPOSITS WITH BANKS   269,481   139,576
    $9,234,677     $8,897,751
INTEREST EXPENSE
INTEREST ON DEPOSITS    3,732,691 3,756,936
INTEREST ON FED FUNDS PURCHASED   37,609    15,270
INTEREST ON BORROWED MONEY   194,058   56,792
    $3,964,358     $3,828,998
NET INTEREST INCOME     $3,270,319     $5,068,753
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $5,270,319     $5,068,753

OTHER INCOME:
TRUST DEPARTMENT INCOME $370,698  $257,804
SERVICE CHARGES ON DEPOSIT ACCOUNTS    258,628   246,403
OTHER SERVICE CHARGES   83,961    54,296
OTHER OPERATING INCOME  203,334   31,711
INVESTMENT SECURITIES GAINS (LOSSES)   879,540   517,147
    $1,796,161     $1,107,361
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $1,811,355     $1,625,772
OCCUPANCY EXPENSE OF BANK PREMISES     204,653   208,204
FURNITURE AND FIXTURE EXPENSE     345,978   258,802
OTHER OPERATING EXPENSES     1,499,174 1,162,348
    $3,861,160     $3,255,126
INCOME BEFORE TAXES     $3,205,320     $2,920,988
APPLICABLE INCOME TAXES 945,600   851,000

NET INCOME    $2,259,720     $2,069,988

COMMON SHARE DATA:
NET INCOME PER SHARE    $1.28     $1.17
CASH DIVIDENDS DECLARED PER SHARE $0.13     $0.11
NUMBER OF SHARES OUTSTANDING 1,769,535 1,769,535

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.



TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
    NINE MONTH     NINE MONTH
(,000 OMITTED)     ENDED     ENDED
    9-30-98   9-30-97
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME    $2,260    $2,070
ADJ TO RECONCILE NET CASH:
   DEPRECIATION AND AMORTIZATION  282  193
   PROVISION FOR LOAN LOSSES 48   (29)
  LOSS ON DISPOSAL OF EQUIPMENT   0    0
   PROVISION FOR DEFERRED TAXES   (297)     (178)
  (INCREASE) IN OTHER ASSETS (17) 563
   (INCREASE) IN INTEREST RECEIVABLE   44   (110)
   INCREASE IN INTEREST PAYABLE   (18) 11
   (DECREASE) IN ACCRUED INCOME TAXES  496  785
   (DECREASE) IN OTHER LIABILITIES     (439)     (829)
   OTHER, NET (404)     418
NET CASH PROFIDED BY OPERATING ACTIVITIES   1,955     2,894

CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET) (12,751)  (2,581)
   PURCHASES OF BANK PREMISES, EQUIPMENT, FURN
      & FIX   (316)     (459)
   SALES OF OTHER REAL ESTATE     0    117
   INT BEARING BALANCES WITH BANKS (NET)    (269)     (1,763)
   SECURITIES(NET) 1,864     (3,087)
NET CASH (USED) BY INVESTING ACTIVITIES     (11,472)  (7,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE IN DEMAND AND SAVINGS DEPOSITS   9,846     10,558
   CERTIFICATES OF DEPOSIT (NET)  (1,732)   (2,579)
   NET CHANGE IN FED FUNDS   (1,938)   (299)
   DEBT (NET) 2,902     (1,133)
   PROCEEDS FROM SALE OF CAPITAL STOCK 0    0
CASH DIVIDENDS PAID     (221)     (194)
NET CASH PROVIDED BY FINANCING ACTIVITIES:  8,857     6,353
NET INCREASE IN CASH AND CASH EQUIVALENTS   (660)     1,474
CASH AND CASH EQUIVALENTS AT BEGINNING OF YR     4,311     3,034
CASH AND CASH EQUIVALENTS AT END OF QUARTER 3,651     4,508
    ======    =====

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.

TOWER BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) BASIS OF PRESENTATION

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED
 FINANCIAL STATEMENTS
CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S
 CONSOLIDATED
FINANCIAL POSITION AS OF SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997, AND THE
 RESULTS OF ITS
OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
 1997, AND THE
CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED
 SEPTEMBER 30, 1998 AND 1997
ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL
 YEAR.


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

TOWER BANCORP INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF
 TOWER BANCORP INC.
NET INTEREST INCOME INCREASED BY 4.00% AND 3.21% FOR THE NINE AND THREE MONTH
 PERIODS ENDED 9-30-
98 COMPARED TO THE SAME PERIODS IN 1997.  NET INCOME INCREASED BY 9.17% AND
 4.22% FOR THE SAME
PERIODS.  TRUST AND MUTUAL FUND INCOME WAS UP 44% FOR THE FIRST NINE MONTHS
 OF 1998.  OTHER
INCOME INCREASED SIGNIFICANTLY DUE TO THE RECOVERY OF A PREVIOUSLY CHARGED OF
 COMMERCIAL
LOAN.  INVESTMENT GAINS WERE UP BY 70% OVER LAST YEAR.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN 1998 AS IT MAINTAINS A RATIO
 TO TOTAL LOANS OF
1.62%.  ANTICIPATED LOSSES FALL WELL BELOW THE CURRENT RESERVE BALANCE.  THE
 BANK HAS
EXPERIENCED AN INSIGNIFICANT LEVEL OF CHARGED OFF LOANS THUS FAR IN 1998.

THE BANK MAINTAINS A CAPITAL RATIO OF 9.67% AND A RISK BASED CAPITAL RATIO
 OF 15.27% AS OF 9-30-98.

THE DEMAND FOR TOWER STOCK REMAINS STRONG.  IT APPEARS THAT THE HOLDING CO.
 WILL MEET OR
EXCEED PROJECTED EARNINGS AND GROWTH FOR 1998.

THE BANK CONTINUES TO MAKE PROGRESS RELATIVE TO Y2K.  TESTING OF CRITICAL
 APPLICATIONS HAVE
BEGUN AND ARE SCHEDULED TO BE COMPLETED BY THE SECOND QUARTER OF 1999.  THE
 BANK HAS BEEN
EXAMINED ON THREE OCCASIONS BY THE OCC.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMMODATE DECREASES IN
 DEPOSITS AND FUND
INCREASES TO THE LOAN PORTFOLIO.  THE BANK'S SOURCES OF LIQUIDITY CAME FROM
 MATURITIES IN THE
INVESTMENT PORTFOLIO AS WELL AS NORMAL PRINCIPAL AND INTEREST PAYMENTS FROM
 THE LOAN AND
MORTGAGE BACKED PORTFOLIOS.  INCREASES IN THE DEPOSIT BASE ALSO PROVIDED
 LIQUIDITY.  IN ADDITION,
THE BANK BORROWED FIVE MILLION DOLLARS FROM THE FHLB TO AID IN FUNDING THE
 LOAN PORTFOLIO.


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