Form 10-K
period 1998-12-31
TOWER BANCORP INC
filed 1999-03-31
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
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

Title of each class

Common Stock, no Par Value       The Common Stock is not
                                 registered on any exchange.

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
No

As of December 31, 1998, 1,765,400 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 58,258,200.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1999
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.
















































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




-2-

    In 1997 Tower acquired 459 shares of its own common stock and sold 5,259 shares of treasury stock to First's ESOP plan, and 348 shares to First's president as part of a stock option plan. On July 1, 1997 Tower also issued a 5% stock dividend of 41,870 shares, increasing the total number of shares outstanding at December 31, 1997 to 883,098.
    During 1998 Tower acquired 9,807 shares of its own common stock and sold 5,005 shares of treasury stock to First's ESOP plan, and 1,504 shares to First executive officers and directors as part of a stock option plan. On July 1, 1998 Tower issued a 2 for 1 stock split of 885,600 shares, increasing the total number of shares outstanding at December 31, 1998 to 1,765,400.
    Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its four branches are located in Quincy, Shady Grove, Mercersburg and Laurich, as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
    Tower has no employees other than its four officers who are also employees of First, its subsidiary.
On December 31, 1998, First had 77 full-time and 18 part-time employees.
-3-

    Tower contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks. Tower also may seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities. Any acquisition by Tower will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, and, in some instances, other regulatory agencies and its shareholders. During 1996 Tower secured approval and purchased property for use as a possible future branch office, in Washington County, Maryland. During 1998 Tower secured approval and purchased property for a branch office in Waynesboro, Pennsylvania. Construction on this branch was started during 1998 and the new branch is scheduled to open in the first quarter of 1999.
Business of First
    First was organized as a national bank in 1983 as part of an agreement and plan of merger between Tower and The First National Bank of Greencastle, the predecessor of First, under which First became a wholly-owned subsidiary of Tower. As indicated, First is the successor to The First National Bank of Greencastle which was originally organized in 1864.
    First is engaged in commercial banking and trust business as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate, business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
    Through its trust department, First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.

    As of December 31, 1998, First had total assets of approximately $ 187 million, total shareholders' equity of approximately $ 22.5 million and total deposits of approximately $ 143 million.
Regulation and Supervision
    Tower Bancorp, Inc. (Tower) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). As a registered bank holding company, the parent company is required to file with the FRB certain reports and information. Tower is also subject to examination by the FRB and is restricted in its acquisitions, certain of which are subject to approval by the FRB. In addition, the parent company would be required to obtain the approval of the Pennsylvania State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.
    Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First National Bank of Greencastle (First). As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.

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

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989(FIRREA) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation(FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Tower currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
    The OCC issued guidelines which, effective
December 31, 1990, imposed upon national banks risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed in Note 20 of the notes to financial statements. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.
    In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems;
-7-

credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
    FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized".
A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
    Based on their respective regulatory capital ratios at December 31, 1998, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.
    The earnings of First, and therefore the earnings of Tower, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the OCC and the FDIC. In addition, there are numerous governmental requirements and regulations that affect the activities of Tower.

Competition
    First's principal market area consists of the southern portion of Franklin County, Pennsylvania, the northeastern portion of Washington County, Maryland, and a portion of Fulton County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.
    First, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than First.
First is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.  Properties.
    The First National Bank of Greencastle owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; Quincy, Pennsylvania and Waynesboro, Pennsylvania. In addition, First leases approximately 1,500 square feet in a building located at 305 North Main Street, Mercersburg, Pennsylvania. Offices of the bank are located in each of these buildings. First also owns a building at 18233 Maugans Avenue in Washington County, Maryland which may be used as a branch office at some point in the future.

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

                           Held      Employee     Age as
     Name/Office Held      Since      Since      of 12/31/98
Kermit G. Hicks, Chairman
  of the Board     1983 (1)  63
Harold C. Gayman, Vice
  Chairman of the Board 1983 (1)  72
Jeff B. Shank, President
  and Director     1992 1983 43
Betty J. Lehman, Director    1985 (1)  73
Robert L. Pensinger,
 Director          1987 (1)  65
James H. Craig, Director     1990 (1)  65
Lois Easton, Director   1990 (1)  63
(1)  These directors are not employees of the Bank.
                            Held  Bank Employee    Age as
     Name/Office Held       Since     Since      of 12/31/98
Jeff B. Shank, President     1992 1976 43
John H. McDowell,
  Executive Vice President   1994 1977 49
Don Kunkle, Vice President   1987 1987 49
Donald Chlebowski, Vice
  President   1991 1980 40
Darlene Niswander, Vice
  President/Senior Trust
   Officer    1991 1971 52

Part II

Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters.

    Tower's common stock is not traded on a national securities exchange, but is traded through the local and over-the-counter local markets. At December 31, 1998, the approximate number of shareholders of record was 1,039. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                         Cash Dividends
            Period            Paid            Market Price
1998   (1)1st Quarter   $   0     $ 24.00 - $ 28.75
    2nd Quarter    .13  28.50 -   32.00
    3rd Quarter    0    30.00 -   36.00
    4th Quarter    .30  30.00 -   33.00
1997   (1)1st Quarter   $   0     $ 17.50 - $ 17.50
    2nd Quarter    .12  17.12 -   18.00
    3rd Quarter    0    17.50 -   20.50
    4th Quarter    .26  18.00 -   22.75

    (1) Note: Cash dividends per share were based on weighted average shares of common stock outstanding after giving retroactive recognition to a 5% stock dividend issued in July 1997 and a 100% stock dividend issued in July 1998.

Item 6.  Selected Financial Data

    The selected five-year financial data on page 21 of the annual shareholders' report for the year ended
December 31, 1998 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations
    Management's discussion and analysis of financial condition and results of operations, including quantitative and qualification disclosures about market risk on pages 24 through 27 of the annual shareholders report are incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
    The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 9 through 23 of the annual shareholders report for the year ended December 31, 1998 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS           1998                      1997
                  Average                     Average
(000 omitted)     Balance   Interest  Rate    Balance  Interest   Rate
Investment securities:
    Taxable interest
     income   $ 19,420  $  1,272  6.7% $ 22,596  $  1,724  6.7%
    Nontaxable interest
     income     10,988        562 5.1     9,608       495  5.2
    Total investment
   securities 30,408    1,834     6.4  32,204    2,219     6.4
Loans (net of unearned
 discounts)   111,952   9,869     8.8  102,439   9,221     9.0
Other short-term
 investments    18,598      845   6.1    14,319       537  7.1
    Total interest
   earning
     assets   160,958   $ 12,548  8.1% 148,962   $ 11,977  8.2%
Allowance for loan
 Losses  (    1,870)              (    1,931)
Cash and due
 from banks   4,713               3,450
Bank premises and
 equipment    2,560               2,262
Other assets      2,662               2,521
    Total assets   $ 169,023           $ 155,264

      LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand
 deposits     $  33,990 $    629  1.9% $ 31,820  $    638  2.1%
Savings deposits   31,565    1,086     3.4  27,647    905  3.3
Time deposits 61,269    3,258     5.3  62,592    3,503     5.5
Short-term
 borrowings       7,694      369  4.4     2,288       121  5.9
    Total interest
     bearing
   liabilities     134,518   $  5,342  4.0% 124,347   $  5,167  4.1%
Demand deposits    10,647              8,835
Other
 liabilities      2,365               3,013
Total
 liabilities  147,530             136,195
Stockholders'
 equity      21,493                  19,069
    Total liabilities &
     stockholders'
     equity   $ 169,023           $ 155,264
Net interest income/net
 yield on average
 earning assets         $  7,206  4.1%      $  6,810  4.1%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS                             1996
                                     Average
(000 omitted)                        Balance       Interest        Rate
Investment securities:
    Taxable interest
     income   $ 26,174  $  1,701  6.5%
    Nontaxable interest
     income      8,413       447  5.3
    Total investment
   securities 34,587    2,148     6.2
Loans (net of unearned
 discounts)   99,046    8,809     8.9
Other short-term
 investments      4,391           199  4.5
    Total interest
      earning assets    138,024   $ 11,156  8.1%
Allowance for loan
 losses  (    1,946)
Cash and due from banks 3,510
Bank premises and
 equipment    2,295
Other assets      2,621
    Total assets   $ 144,504
      LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits     $  21,091 $    597  2.8%
Savings deposits   33,265    770  2.3
Time deposits 61,609    3,379     5.5
Short-term borrowings       1,984        65 3.3
    Total interest
     bearing liabilities     117,949   $  4,811  4.1%
Demand deposits    8,222
Other liabilities      1,779
Total liabilities  127,950
Stockholders' equity       16,554
    Total liabilities &
     stockholders'
     equity   $ 144,504
Net interest income/net
 yield on average
 earning assets         $  6,345  4.6%

         For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1998, 1997 and 1996.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME
 TAX EQUIVALENT YIELDS

                                     1998 Versus 1997
                                    Increase (Decrease)
                                     Due to Change in
                                                    Total
                                 Average  Average  Increase
                                 Volume    Rate   (Decrease)
  (000 omitted)
Interest Income
    Loans (net of unearned
   discounts) $  856     ($ 208)  $ 648
    Taxable investment securities (  213)   (  239)   (  452)
    Nontaxable investment securities   72   (    5)     67
    Other short-term investments     304        4       308
         Total interest income     1,019    (  448)     571

Interest Expense
    Interest bearing demand      46    (   55)   (    9)
    Savings deposits           129       52  181
    Time deposits  (    73)  (  172)   (  245)
    Other short-term borrowings      319    (   71)      248
         Total interest expense      421    (  246)     175

    Net interest income $ 396

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

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1998, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                 After 1 year  After 5 years
                         Within   but within    but within
                         1 year    5 years      10 years

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $   200   $    199  $      0
         Yield (1)

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $   321   $  2,887  $ 11,654
         Yield (1)

    State and municipal
         Book value          $   300   $  2,549  $  3,566
         Yield (1)

    Other
         Book value          $   516   $    454  $    219
         Yield (1)

    Total book value         $ 1,337   $  6,089  $ 15,439
    Yield




         (1) Average yields by maturity on investments were not available.


                             After
                           10 years                  Total

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $      0       $    399
         Yield                              6.71%

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $  6,721       $ 21,583
         Yield                    6.44%

    State and municipal
         Book value          $  5,056       $ 11,471
         Yield                    7.65%

    Other
         Book value          $  1,465       $  2,654
         Yield                    7.01%

    Total book value         $ 13,242       $ 36,107
    Yield


Equity Securities:
    Total Equity Securities                 $  8,906

              Yield                         2.47%

    Total Investment Securities                  $ 45,013

              Yield                         6.01%


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

    The following table presents the loan portfolio at the end of each of the last five years:

                   1998     1997     1996     1995    1994

   (000 omitted)
Commercial, financial
 & agricultural    $  15,164 $  10,699 $  10,009 $  8,736  $  8,506
Real estate -
 Construction 2,378     1,486     2,326     1,494     1,004
Real estate -
 Mortgage     87,350    80,597    78,990    76,624    76,655
Installment & other
 personal loans
 (net of unearned
 income)    18,798    11,556     9,716    8,996     8,973
    Total loans    $ 123,690 $ 104,338 $ 101,041 $ 95,850  $ 95,138

    Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgage and installments) at December 31, 1998:

                      Under One   One to   Over Five
                         Year   Five Years   Years   Total
      (000 omitted)

Commercial, financial &
 agricultural $ 10,615  $ 2,275   $ 2,274   $ 15,164
Real estate -
 Construction    2,378        0         0      2,378
    Total     $ 12,993  $ 2,275   $ 2,274   $ 17,542

    The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1998:

                           Fixed Rate              Variable
                             Loans                Rate Loans
     (000 omitted)
Due within one year     $  8,926  $ 13,493
Due after one but within
 five years   27,446    14,870
Due after five years      36,253    22,702
     Total    $ 72,625  $ 51,065

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
SUMMARY OF LOAN LOSS EXPERIENCE
                  Years Ended December 31

              1998       1997      1996      1995    1994
  (000 omitted)
Average total loans
 outstanding (net of
 unearned
 income) $ 111,952 $ 102,439 $ 99,046  $ 95,088  $ 90,989
Allowance for loan
 losses, beginning
 of period    1,850     1,947     1,945     1,856     1,560
Additions to provision
 for loan losses
 charged to
 operations   0    0    0    0    13
Loans charged off
 during the year
    Commercial     0    58   5    0    0
    Real estate
     mortgage 1    0    0    7    0
    Instal-
     lment          46        57         9        13        18
     Total charge-
      off's         47       115        14        20        31
Recoveries of loans
 previously charged off:
    Commercial     43   11   6    75   261
    Installment    20   7    9    27   39
    Mortgage        24         0         1         7         1
     Total
     recov-
     eries          87        18        16       109       301

Net loans charged off
 (recovered)(      40)        97  (       2)(      89)     (   270)

Allowance for loan
 losses, end of
 period  1,890     1,850     1,947     1,945     1,856

Ratio of net loans
 charged off (recovered)
 to average loans
 outstanding  (    .04%)         .09%  (    .003)%    (  .09)%  (  .29%)

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

                       1998    1997    1996    1995    1994

 (000 omitted)

Nonaccrual loans   $ 488     $ 477     $  77     $ 135     $ 79

Accrual loans:
    Restructured   $   0     $   0     $   0     $   0     $  0
    60 - 89 days past due    417  315  216  252  14
    90 days or more past
     due          0         1        87       115        1
    Total accrual
     loans    $ 417     $ 316     $ 303     $ 367     $ 15

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

              Years Ended December 31

                      1998                  1997

                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   815   12.5%     $   772   10.3%
Real estate -
 Construction 0    2.0  0    1.4
Real estate -
 Mortgage     653  70.2 630  77.2
Installment   0    15.3 0    11.1
Unallocated       422     N/A         448     N/A
    Total     $ 1,890   100.0     $ 1,850   100.0%

Years Ended December 31

                      1996                  1995
                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   819   9.9% $   818    9.1%
Real estate -
 Construction 0    2.3  0    1.6
Real estate -
 Mortgage     630  78.2 629  79.9
Installment   48   9.6  48   9.4
Unallocated       450     N/A         450     N/A
    Total     $ 1,947   100.0     $ 1,945   100.0%

-21-








Years Ended December 31

                                         1994
                                              Percentage of
                                              Loans in Each
                               Allowance       Category to
                                 Amount        Total Loans

    (000 omitted)

Commercial, financial
 and agricultural  $   743    8.9%
Real estate -
 Construction 0    1.1
Real estate -
 Mortgage     629  80.5
Installment   33   9.5
Unallocated       451     N/A
    Total     $ 1,856   100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

    The average amounts of deposits are summarized below:

                                 Years Ended December 31

                                1998       1997      1996

        (000 omitted)

    Demand deposits     $  10,647 $   8,835 $   8,222
    Interest bearing demand
     deposits 33,990    31,820    21,091
    Savings deposits    31,565    27,647    33,265
    Time deposits     61,269    62,592    61,609
         Total deposits $ 137,471 $ 130,894 $ 124,187

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1998:

                 Maturity                      (000 omitted)

         Certificates of Deposit
           Three months or less   $  2,711
           Over three months through twelve
            months 8,703
           Over twelve months        3,467
              $ 14,881


RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE
BALANCES)

    The following table presents a summary of significant earnings and capital ratios:

                               1998       1997       1996
    Assets    $ 187,335 $ 159,935 $ 148,673
    Net income     $   2,909 $   2,694 $   2,336
    Equity    $  22,552 $  20,433 $  17,704
    Cash dividends paid $     751 $     675 $     547
    Return on assets    1.72%     1.74%          1.62%
    Return on equity    13.54%    14.17%         13.80%
    Dividend payout ratio    25.82%    25.06%         23.42%
    Equity to asset ratio    12.72%    12.25%         11.76%

-22-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                         Years Ended December 31
                1998      1997     1996     1995      1994
  (000 omitted)
Interest income$ 12,548 $ 11,977  $  11,156      $  11,002 $   9,666
Interest
 expense    5,342     5,167      4,811     4,703    3,661
    Net interest
     income   7,206     6,810     6,345          6,299     6,005
Provision for loan
 losses         0         0          0         0        13
    Net interest income
    after provision
     for loan
     losses   7,206     6,810     6,345     6,299     5,992
Other income:
    Trust     391  293  252  200  190
    Service charges -
     deposits 281  288  277  288  269
    Other service charges,
     collection and exchange,
     charges, commission
     fees     212  181  159  102  103
Other operating
 income     1,198       628        302       129       135
    Total other
    income       2,082     1,390        990       719       697
Income before
 operating
 expense 9,288     8,200     7,335     7,018     6,689
Operating expenses:
    Salaries and employees
     benefits 2,483     2,179     1,995     1,917     1,836
    Occupancy and equipment
     expense  1,220     964  952  898  871
    Other operating
     expenses    1,430     1,253      1,108     1,106     1,117
    Total operating
     expenses    5,133     4,396      4,055     3,921     3,824
Income before income
 Taxes   4,155     3,804     3,280     3,097     2,865
Income tax       1,246     1,110        944       812       748
         Net income applicable
     to common
     stock    $  2,909  $  2,694  $   2,336 $   2,285 $   2,117
Per share data:
    Earnings per common
     share    $  1.68   $   1.53       $   1.32       $   1.29       $  1.20
    Cash dividend -
     Common   $   .43   $    .38       $    .31       $    .28       $   .24
    Average number of
     common
    shares    1,732,479 1,765,056 1,775,069 1,771,728 1,770,338

-23-

Item 9.  Disagreements on Accounting and Financial
         Disclosures.

    Not applicable.

PART III
    The information required by Items 10, 11, 12 and
13 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 1999 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.
    (a) (1) - List of Financial Statements
    The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:
         Consolidated balance sheets - December 31,
         1998 and 1997
         Consolidated statements of income - Years ended December 31, 1998, 1997 and 1996
         Consolidated statements of stockholders' equity - Years ended December 31, 1998, 1997, and 1996
         Consolidated statements of cash flows - Years ended December 31, 1998, 1997, and 1996
         Notes to consolidated financial statements -
         December 31, 1998
    (2)  List of Financial Statement Schedules
         Schedule I - Distribution of assets,
         liabilities and stockholders' equity, interest rate and interest differential and changes in net interest income
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio

         Schedule IV - Summary of loan loss experience and allocation of allowance for loan losses
         Schedule V - Deposits
         Schedule VI - Return on equity and assets
Schedule VII - Consolidated summary of
  operations
    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
    (3)  Listing of Exhibits
         Exhibit (3) (i) Articles of incorporation
         Exhibit (3) (ii) Bylaws
         Exhibit (4) Instruments defining the rights of security holders including indentures
         Exhibit (10) Material contracts
         Exhibit (13)  Annual report to security
         holders
         Exhibit (21)  Subsidiaries of the registrant
         Exhibit (23.1) Consent of independent auditors
         Exhibit (27)  Financial data schedule
    All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (b)  Reports on Form 8-K filed
The following Form 8-K filed by Tower Bancorp,
Inc. is incorporated herein by reference:
Form 8-K dated May 26, 1998, reporting item number 5 other events which reported the Articles of Incorporation as amended and restated reflecting a reduction of the par value of Tower's common stock to no par value.
    (c)  Exhibits
         (3)(i) Articles of incorporation. Incorporated by reference to Form 8-K dated May 26, 1998.
               (ii) By-laws.  Incorporated by reference
                   to Exhibit D to the Registrant's
                   Registration Statement on Form S-14,
                   Registration No. 2-89573.
         (4)  Instruments defining the rights of
                   security holders including indentures.
                   The rights of the holders of Registrant's common stock are contained in:

                   (i)  Articles of Incorporation of Tower
Bancorp, Inc., incorporated by
reference to Form 8-K dated May 26,
1998.
                   (ii) By-laws of Tower Bancorp, Inc., filed
                             as Exhibit D to the Registrant's
                             Registration Statement on Form S-14
                             (Registration No. 2-89573).
         (10)(i)   Change of control agreements - filed
herewith
                   (ii) Non-Qualified stock option plan;
stock option plan for outside
directors and amended and restated
employee stock ownership plan filed
as Exhibit 99.1 to the Registrant's
Statement on Form S-8 (Registration
No. 333-40661).
         (13) Annual report to security holders - filed
                   herewith
         (21) Subsidiaries of the registrant - filed
                   herewith
         (23.1)    Consent of independent auditors
         (27) Financial data schedule - filed herewith

    (d)  Financial statement schedules
         The following financial statement schedules required under Article 9 Industry Guide 3 have been included on pages 15 to 23 under Item 8 of this report:
         Schedule I - Distribution of assets,
         liabilities and stockholders' equity, interest rates and interest differential and changes in net interest income
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio
         Schedule IV - Summary of loan loss experience and allocation of allowance for loan losses
         Schedule V - Deposits
         Schedule VI - Return on equity and assets
Schedule VII - Consolidated summary of
operations

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOWER BANCORP, INC.
                                      (Registrant)

                                  By /s/   Jeff B. Shank
         Jeff B. Shank, President
                                  (Principal Executive
         Officer and
                                 Principal Financial
         Officer)

                              By /s/   Donald F. Chlebowski
                   Donald F. Chlebowski, Jr.,
         Treasurer (Principal
         Accounting Officer)
Dated:  March   22    , 1999

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                Title
Date

/s/  Jeff B. Shank      President &    March  22 , 1999
Jeff B. Shank            Director

/s/  Betty J. Lehman     Director           March  22 , 1999
Betty J. Lehman

/s/  Kermit G. Hicks    Chairman of the     March  22 , 1999
Kermit G. Hicks          Board & Director

/s/Robert L. Pensinger       Director            March  22 , 1999
Robert L. Pensinger

/s/  Harold C. Gayman    Vice Chairman of   March  22 , 1999
Harold C. Gayman         the Board & Director

/s/James H. Craig, Jr.       Director            March  22 , 1999
James H. Craig, Jr.

/s/  Lois Easton  ____  Director  March  22 , 1999
Lois Easton

Exhibit Index



Exhibit No.                           Sequentially numbered
                                                pages

10-1 Change in control agreement -
           Jeff Shank
10-2 Change in control agreement -
           John McDowell, Sr.
    13   Annual report to security holders
    21   Subsidiaries of the Registrant
    23.1 Consent of independent auditors
    27   Financial data schedule





Exhibit 10-1

CHANGE OF CONTROL AGREEMENT
    THIS AGREEMENT is made as of this 31st day of May 1995, among THE FIRST NATIONAL BANK OF GREENCASTLE, a national banking association (the "Bank"), TOWER BANCORP, INC., a Pennsylvania business corporation (the "Corporation"), and JEFF B. SHANK, an adult individual (the "Executive").
WITNESSETH:
    WHEREAS, the Bank is a subsidiary of the Corporation; WHEREAS, the Bank and the Corporation employ the
Executive as President and Chief Executive Officer, and Executive is an integral part of the management team of the Bank and Corporation;
    WHEREAS, as a result of changes in federal and state banking laws, there has been a dramatic increase in the number of mergers and other acquisitions of Pennsylvania banks; while Bank and Corporation remain committed to the policy of Bank remaining an independent bank, it recognizes that it might nevertheless be acquired as a result of an unsolicited takeover attempt or in a negotiated transaction; and Executive will play a critical role in any such acquisition, as it falls principally upon his and the other members of Management to vigorously and aggressively represent and protect the interests of the shareholders of the Corporation;

    WHEREAS, Bank and Corporation believe that Executive should not be forced to sacrifice his future financial security in order to fulfill his responsibilities to the shareholders, and the Board of Directors of the Bank has carefully considered this issue and has determined that it should be addressed; specifically, the Board of Directors has concluded that basic financial protection should be provided to Executive in the event that he is discharged or resigns following, and for reasons relating to, a Change in Control of the Bank or Corporation;
    AND WHEREAS, the purpose of this Agreement is to define the terms for Executive's financial protection, and to specify the conditions under which they are to be paid.
    NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein and intending to be legally bound hereby, the parties agree as follows:
    1.   UNDERTAKING OF THE BANK AND CORPORAITON.
         (a) This Agreement is not intended to affect the terms of Executive's employment at will in the absence of a Change in Control of the Bank or Corporation. Accordingly, although this Agreement will take effect upon execution as a binding legal obligation of the Bank and Corporation, it will become operative only upon a Change in Control of the Bank or Corporation as that concept is defined below.

Nothing in this Agreement shall constitute or give rise to any guarantee or contract of employment of the Executive by the Corporation and/or the Bank, and shall not give the Executive any right to be employed by or retained in the employ of the Corporation and/or the Bank as the President and Chief Executive Officer of the Corporation and the Bank, or in any other position or capacity, except in the event of Change of Control.
    (b) The Bank and Corporation shall provide to Executive the compensation and benefits specified in paragraph 6 immediately following a Change in Control of the Bank or Corporation.
    (c) The Bank and Corporation shall provide to Executive the compensation and benefits specified in Paragraph 7 below in the event that at any time following a Change in Control of the Bank or Corporation:
    (i) Executive is discharged by the Bank or Corporation, other than for Cause pursuant to Paragraph 4 below; or
    (ii) Executive resigns from the Bank for Good Reason pursuant to Paragraph 5 below.
Executive's employment needs to have been terminated under this Agreement prior to Executive having obtained the age of sixty-five (65), or this Agreement shall have no effect. In the event that Executive's employment is terminated pursuant to paragraph 1(c) between his 62nd and 65th birthday, the terms of his employment under paragraph 6 and the Severance Benefit Period in paragraph 7 shall be modified to the actual term remaining between Executive's 62nd and 65th birthdays, rather than three (3) years.
2. DEFINITION OF CHANGE OF CONTROL. For purposes of this Agreement, the term "Change of Control" shall mean a change of control (other than one occurring by reason of an acquisition of the Corporation by Executive) of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A or any successor rule or regulation promulgated under the Securities Exchange Act of 1934, as amended (the "Act"); provided that, without limiting the foregoing, a Change of Control shall be deemed to have occurred if (a) any "person" or group of "persons" (as such term is defined or used in Sections 3, 13(d) and 14(d) of the Act), other than the Corporation, the Bank, the Executive or any "person" who on the date hereof is a director or officer of the Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-3 and Rule 13d-5, or any successor rule or regulation, promulgated under the
Act), directly or indirectly, of securities of the Corporation which represent twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities, or (b) during any period of two consecutive years during the initial term of this Agreement and any extension thereof, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least three-fourths of the directors then in office who were directors at the beginning of the period, or (c) the Corporation or Bank shall be merged or consolidated or substantially all of the assets of either of them shall be purchased by another person (as defined above) and, as a result of such merger, consolidation or sale of assets, less than a majority of the outstanding voting stock of the surviving, resulting or purchasing person is owned, immediately after the transaction, by the holders of the voting stock of the Corporation before the transaction.
    3. DEFINITION OF DATE OF CHANGE OF CONTROL. For purposes of this Agreement, the date of Change of Control shall mean:
    (a) the first date on which a single person and/or entity, or group of affiliated persons and/or entities, acquire the beneficial ownership of twenty percent (20%) or more of the Corporation's voting securities;

    (b) the date of the transfer of all or substantially all of the Bank or Corporation's assets;
    (c) the date on which a merger, consolidation or combination is consummated, as applicable; or
    (d) the date on which individuals who formerly constituted a majority of the Board of Directors of the Bank or Corporation under paragraph 2 above, ceased to be a majority.
    4.   DISCHARGE FOR CAUSE.
         (a)  The Bank or Corporation may at any time
following a Change in Control discharge Executive for "Cause", in which event Executive shall not be entitled to receive the compensation and benefits specified in Paragraphs 6 or 7 below.
         (b) For purposes of this Agreement, the Bank shall have "Cause" to discharge Executive only under the following circumstances:
         (i) Executive shall have committed an act of dishonesty constituting a felony and resulting or intending to result directly or indirectly in gain or personal enrichment of Executive at the expense of the Bank; or
         (ii) The dishonesty or gross negligence of the Executive in the performance of his duties; or

         (iii)The willful violation by Executive of law, rule or regulation governing banks or bank officers, or of any final Cease and Desist order issued by a bank regulatory authority, any of which materially jeopardizes the business of the Corporation or Bank;
    5.   RESIGNATION FOR GOOD REASON
         (a) Executive may at any time following a Change in Control resign from the Bank and/or Corporation for Good Reason, in which event Executive shall be entitled to receive the benefits specified in Paragraph 7 below.
         (b) For purposes of this Agreement, Executive shall have Good Reason to resign under the following circumstances:
              (i)   The Bank and/or Corporation, without
Executive's prior written consent, shall have changed or attempted to change in any significant respect the authority, duties, compensation, benefits or other terms or conditions of Executive's employment; or
              (ii) Executive shall have determined in good faith and in his sole and absolute discretion that he is unable to work harmoniously and effectively with the new management of the Bank and/or Corporation or that he is otherwise unable effectively to carry out his duties and discharge his responsibilities to the Bank and Corporation.

              (iii)Executive's health should become
impaired to an extent that it makes continued performance of his duties hereunder hazardous to his physical or mental health or his life.
    6. EMPLOYMENT AGREEMENT UPON CHANGE OF CONTROL. Immediately upon the occurrence of a Change in Control, Executive shall be employed by the Bank and Corporation pursuant to this Agreement and subject to the following terms and conditions:
         (a) Term of Employment. The Corporation and Bank shall hereby employ the Executive, and the Executive hereby accepts employment with the Corporation and Bank, for a term of three (3) years beginning on the Effective Date of Change of Control. Furthermore, upon the expiration of the first twelve (12) full calendar months after the Effective Date of the Change of Control, the term hereof shall be extended for another twelve (12) full calendar months, and upon expiration of each subsequent twelve (12) full calendar months thereafter, the term of this Agreement shall likewise be extended for an additional twelve (12) full calendar months. Each such extension of this Agreement's term shall be automatic unless the Corporation provides the Executive written notice of its intention not to extend this Agreement for such additional twelve (12) month period; such written notice must be given by the Corporation not less than fifteen (15) days before the expiration of the current twelve (12) months.

    (b) Position and Duties. The Executive shall serve as the President and Chief Executive Officer of the Corporation and of the Bank and shall serve as a member of the Board of Directors of the Corporation and of the Bank, reporting only to the Boards of Directors of the Corporation and Bank. The Executive shall have supervision and control over, and responsibility for, the general management and operation of the Corporation and Bank, and shall have such other powers and duties as may from time to time be prescribed by the Board of Directors of the Corporation and Bank, provided that such powers and duties are consistent with the Executive's position as the Chief Executive Officer in charge of the general management of the Corporation and Bank.
    (c) Engagement in Other Employment. The Executive shall devote all of his working time, ability and attention to the business of the Corporation and Bank during the term of this Agreement. The Executive shall notify the Board of Directors of the Corporation and Bank in writing and receive written approval from the Corporation and Bank before the Executive engages in any other business or commercial duties or pursuits, including, but not limited to, directorships of other companies. Under no circumstances may the Executive engage in any business or commercial activities, duties or pursuits which compete with the business or commercial activities of the Corporation or Bank, nor may the Executive serve as a director or officer or in any other capacity in a company which competes with the Corporation or Bank. Executive shall not be precluded, however, upon written notification to the Boards of Directors, from engaging in voluntary or philanthropic endeavors, or from engaging in activities incident or necessary to personal investments, so long as they are, in the Boards' reasonable opinion, not in conflict with or detrimental to the Executive's rendition of services on behalf of the Corporation and Bank.
    (d)  Compensation.
    (1) ANNUAL DIRECT SALARY: As compensation for services rendered to the Corporation and Bank under this Agreement, the Executive shall be entitled to receive from the Corporation an Annual Direct Salary equivalent to at least the median salary for financial institutions within the peer group of Bank, as set forth in the L. R. Webber Associates, Inc. Annual Salary Survey (or an equivalent salary survey in the event of discontinuance of such survey) for the calendar year immediately preceding the Effective Date of Change in Control, but in no event less than the actual annual salary set for Executive during the calendar year in which the Effective Date of Change of Control occurs, (the

"Initial Annual Direct Salary"), payable in substantially equal periodic installments consistent with the Bank's payroll policy, prorated for any partial employment period.
    The Annual Direct Salary shall be reviewed annually, no later than December 15 of the then calendar year and shall be subject to such annual change (but not reduced below the Initial Annual Direct Salary as set forth in this subsection without the Executive's consent, except in cases of national financial depression or emergency when compensation reduction has been implemented by the Board of Directors for the Bank's senior management) as may be set by the Board of Directors of the Corporation and Bank taking into account the position and duties of the Executive and the performance of the Corporation and Bank under the Executive's leadership.
    (2) BONUS. A periodic bonus to the Executive in such an amount or nature as it may deem appropriate to provide incentive to the Executive and to reward the Executive for his performance, in a manner reasonably consistent with the bonus programs of the Bank and Corporation immediately prior to the Change of Control.
    (3) DIRECTOR FEES. The Executive shall be entitled to any director's fee or other compensation as paid to other members of the Board of Directors of the Bank and/or

Corporation or subsidiaries of either. The Executive also agrees to serve on any committee of the Board of Directors of the Bank and/or Corporation or subsidiary of either without any additional compensation or fees. If, for any reason, the Executive is not elected a director of any successor to the Bank and/or Corporation after Change in Control, then in such event Executive shall continue to receive, as additional Annual Direct Salary under subparagraph 6(d)(1) hereof, a sum equivalent to the mean average of the total director's fees and other compensation paid to Executive as a member of the Board of Directors of the Bank and/or Corporation during the immediately preceding three calendar years.
(e) FRINGE BENEFITS, VACATION, EXPENSES, AND
           PERQUISITES.

         (1)    Employee Benefit Plans.  The Executive
shall be entitled to participate in or receive benefits under all Bank and Corporation employment benefit plans including, but not limited to, any pension plan, profit-sharing plan, deferred compensation plan, savings plan, life insurance plan or disability insurance plan as made available by the Bank and Corporation to its employees, subject to and on a basis consistent with terms, conditions and overall administration of such plans and arrangements. These benefits shall include, but not be limited to:

    (A) Vacation, Holidays, Sick Days and Personal Days. Executive shall be entitled to the number of paid vacation days in each calendar year determined by the Bank and Corporation from time to time for its senior executive officers (prorated in any calendar year during which the Executive is employed hereunder for less than the entire such year in accordance with the number of days in such calendar year during which he is so employed). The
Executive also shall be entitled to all paid holidays, sick days and personal days given by the Bank and Corporation to its employees.
    (B) Business Expenses. During the term of his employment hereunder, Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him (in accordance with the policies and procedures established by the Board of Directors of the Bank for its senior executive officers) in performing services hereunder, provided that the Executive properly accounts therefor in accordance with policy.
(C) Liability Insurance.  The Corporation shall use its
best efforts to obtain insurance coverage for the Executive under an insurance policy covering officers and directors of the Bank against lawsuits, arbitrations or other legal or regulatory proceedings; however, nothing herein shall be construed to require the Corporation to obtain such insurance, if the Board of Directors of the Corporation determines that such coverage cannot be obtained at commercially reasonable rates.
(D) Term Life Insurance Benefits equivalent to not
less than the greater of: $600,000.00 or four (4) times
Executive's annual salary.
(E) A Deferred Compensation Plan, involving both
Executive's salary and Board of Director's fees, in a form similar to that currently provided to Executive through the Tiger's Eye Benefits Consulting - Theodore G. Reeder,
III)     C.P.A.) P.C.
         (F)  An automobile to be provided at Bank or
Corporation's expense of a value at least comparable to that of a Honda Accord.
         (G) Memberships in such service clubs, country clubs, and professional associations, as provided to Executive as of the date of the Change in Control.
7. PAYMENTS UPON TERMINATION AFTER A CHANGE OF
           CONTROL.
         (a)  If the Corporation or Bank shall for any
reason terminate Executive's employment     as a result of or
following a Change of Control (as defined herein), other than for "Cause" pursuant to paragraph 4 hereof, or if Executive should terminate his employment for "Good Reason" pursuant to paragraph 7 hereof, then, in such event, the Executive shall receive a lump sum payment equal to 2.99 times his "Base Amount" which is defined as the mean average of the total Annual Direct Salary [paid under paragraph 6(d)(1)] plus the mean average of the annual total bonuses paid to the Executive [paid under paragraph 6(d)(2)] during the five (5) calendar years immediately preceding the Effective Date of the Change in Control.
    (b) The Executive also shall receive during the Severance Benefit Period the employee benefits as set forth in paragraph 6(e)(1)(A) through (G) above. If participation in these benefits is prevented by law or the terms of a plan, the Corporation and/or Bank shall provide a substantially equivalent substitute. Any of Executive's benefits under any of the employee benefit plans, including, but not limited to a pension, profit sharing, 401 (k), ESOP, and/or deferred compensation plan shall be fully vested in the event of the implementation of this paragraph
7. Further, Bank and Corporation shall provide for the transfer to Executive, at the minimum legally permissible cost, the policies for insurance benefits including, but not necessarily limited to, life, disability and health insurance programs.
    8. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the

Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:
    If to the Executive:     Jeff B. Shank
                             856 McDowell Road
                             Greencastle, Pa. 17225
    If to the Bank:          The First National
                             Bank of Greencastle
                             Center Square, P.O. Box 8
                             Greencastle, Pa. 17225-0008
    If to the Corporation:   Tower Bancorp, Inc.
                             Center Square, P.O. Box 8
                             Greencastle, Pa. 17225-0008
or to such other address as any party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.
    9.   SUCCESSORS AND PARTIES IN INTEREST
         (a) This Agreement shall be binding upon and shall inure to the benefit of the Bank and Corporation and their successors and assigns, including, without limitation, any corporation which acquires, directly or indirectly, by purchase, merger, consolidation or otherwise, all or substantially all of the business or assets of the Bank or

Corporation. Without limitation of the foregoing, the Bank and Corporation shall require any such successor, by agreement in form and substance satisfactory to Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that it is required to be performed by the Bank and Corporation. Failure to obtain such assumption and agreement shall serve as Good Reason for termination under Paragraph 5.
    (b) This Agreement is binding upon and shall inure to the benefit of Executive, his heirs and personal representatives.
    10. SEVERANCE BENEFIT PERIOD. The Severance Benefit Period under paragraph 7 shall commence upon the Effective Date of Executive's discharge (for reasons other than "Cause") or of Executive's resignation (for "Good Reason") and shall terminate upon the expiration period of 2.99 years.
    11. MITIGATION AND SETOFF.
    (a) Executive shall not be required to mitigate the amount of any payment or benefit provided for in Paragraph 7 above by seeking employment or otherwise, and the Bank and Corporation shall not be entitled to setoff against the amount of any payment or benefit provided for in Paragraph 7 above by any amounts earned by Executive in other employment during the Severance Benefit Period.

    (b) The Bank and Corporation hereby waive any and all rights to setoff in respect to any claim, debt, obligation or other liability of any kind whatsoever, against any payment or benefit provided for in Paragraph 7 above.
    12. SEVERABILITY. If any provision of this Agreement is declared unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.
    13. AMENDMENT. This Agreement may be amended or cancelled only by mutual agreement of the parties in writing.
    14. ATTORNEYS FEES AND COSTS. If any action at law or in equity is necessary to enforce the Executive's rights hereunder following a Change of Control, the Executive shall be entitled to recover all such attorney's fees, costs and disbursements reasonably incurred by him in connection with any such suit brought by him.
    15. PAYMENT OF MONEY DUE DECEASED EXECUTIVE. In the event of Executive's death, any monies or benefits that may be due him from the Corporation or Bank under this Agreement as of the date of death or thereafter shall be paid to the person designated by him in writing for this purpose, or, in the absence of any such designation, to his estate.
    16. LIMITATION OF DAMAGES FOR BREACH OF AGREEMENT. In the event of a breach of this Agreement by either the Corporation, the Bank or the Executive, each hereby waives -18-

to the fullest extent permitted by law the right to assert any claim against the others for punitive or exemplary damages.

    17. LAW GOVERNING. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania. In the event that any party shall institute any suit or other legal proceeding, whether or law or in equity, arising from or relating to this Agreement, the courts of the Commonwealth of Pennsylvania shall have exclusive jurisdiction and venue shall lie exclusively in the Court of Common Pleas of Franklin County, Pennsylvania.
    18. ENTIRE AGREEMENT. This Agreement supersedes any and all prior agreements, either oral or in writing, between the parties with respect to payments after a Change of Control, and this Agreement contains all the covenants and agreements between the parties with respect to same.
    19. RIGHTS UNDER OTHER PLANS. This Agreement is not intended to reduce, restrict or eliminate any benefit to which Executive may otherwise be entitled at the time of his discharge or resignation under any employee benefit plan of the Bank then in effect.
    20. TERMINATION. This Agreement may not be terminated except by mutual consent of the parties, as evidenced by a written instrument duly executed by the Bank and Executive.

    21. INDEPENDENT REPRESENTATION. The provisions of this Agreement and their legal effect have been fully explained to the parties by their respective, independent counsel. Each party acknowledges that he/it has received independent legal advice, and that each fully understands the facts and has been fully informed as to his/its legal rights and obligations. Each party accepts this Agreement as fair and equitable, and that it is being entered into freely and voluntarily, after having received such advice and with such knowledge.
    22. "EXCESS PARACHUTE PAYMENT". Notwithstanding any other provisions of this Agreement, Corporation shall not be required to pay any Severance Benefits pursuant to paragraph 7 hereof which would be deemed an "Excess Parachute Payment", and thus non-deductible to the Bank and/or Corporation, under the Internal Revenue Code. Provided, however, it is the express intent of this Agreement to provide to Executive the maximum amount to which he would be entitled under the Internal Revenue Code, which amount will result in no portion of such payment being deemed an "Excess Parachute Payment".
    IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this Agreement to be duly executed in their respective names and, in the case of the

Corporation and Bank, by its authorized representatives the day and year above mentioned.

ATTEST:                      THE FIRST NATIONAL BANK
                             OF GREENCASTLE



            By
John H. McDowell, Exec. V. Pres.   Kermit G. Hicks, Chairman


ATTEST:     TOWER BANCORP, INC.


            By
John H. McDowell, Exec. V. Pres.   Kermit G. Hicks, Chairman



WITNESS:




                   Jeff B. Shank

                                                          Execution Copy

EXHIBIT 10-2


CHANGE OF CONTROL AGREEMENT

THIS AGREEMENT is made as of this 23rd day Of December, 1998, among THE FIRST NATIONAL BANK OF GREENCASTLE, a national banking association (the "Bank"), TOWER BANCORP,
INC., a Pennsylvania business corporation (the
"Corporation"), and JOHN H. McDOWELL, SR., an adult individual (the "Executive").

WITNESSETH:

WHEREAS, the Corporation is a registered bank holding company;
WHEREAS, the Bank is a subsidiary of the Corporation;


    WHEREAS, the Bank employs the Executive as Executive
Vice President and Chief Operating Officer of the Bank, and
Executive is an integral part of the management team of the Bank;

WHEREAS, as a result of changes in federal and state banking laws, there has been a dramatic increase in the number of mergers and other acquisitions of Pennsylvania banks; while Bank and Corporation remain committed to the policy of Bank remaining an independent bank, it recognizes that it might nevertheless be acquired as a result of an unsolicited takeover attempt or in a negotiated transaction; and Executive will play a critical role in any such acquisition, as it falls principally upon his and the other members of Management to vigorously and aggressively represent and protect the interests of the shareholders of the Corporation;

WHEREAS, Bank and Corporation believe that Executive should not be forced to sacrifice his future financial security in order to fulfill his responsibilities to the shareholders, and the Board of Directors of the Bank has carefully considered this issue and has determined that it should be addressed; specifically, the Board of Directors has concluded that basic financial protection should be provided to Executive in the event that he is discharged or resigns following, and for reasons relating to, a Change of Control of the Bank or Corporation;

AND WHEREAS, the purpose of this Agreement is to define the terms for Executive's financial protection, and to specify the conditions under which they are to be paid.

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein and intending to be legally bound hereby, the parties agree as follows:

I.  UNDERTAKING OF THE BANK AND CORPORATION

This Agreement is not intended to affect the terms of Executive's employment at will in the absence of a Change of Control of the Bank or Corporation. Accordingly, although this Agreement will take effect upon execution as a binding legal obligation of the Bank and Corporation, it will become operative only upon a Change of Control of the Bank or Corporation as that concept is defined below. Nothing in this Agreement shall constitute or give rise to any guarantee or contract of employment of the Executive by the Bank and/or the Corporation, and shall not give the Executive any right to be employed by or retained in the employ of the Bank as Executive Vice President and Chief Operating Officer of the Bank, or in any other position or capacity, except in the event of Change of Control.

2.  TERMINATION OF EMPLOYMENT FOLLOWING CHANGE OF CONTROL

(a) If a Change of Control (as defined in Paragraph
2(b) of this Agreement) shall occur and if at any time thereafter any one of the following shall occur:

(i) any involuntary termination of Executive's employment (other than for the Cause pursuant to Paragraph 4 of this Agreement);

(ii)     any reduction in Executive's title,
responsibilities, including reporting
responsibilities, or authority, including such title, responsibilities or authority as such may be increased from time to time during the term of this Agreement;

(iii)the assignment to Executive of duties inconsistent with Executive's office on the date of the Change of Control or as the same may be increased from time to time after the Change of Control;

(iv) any reassignment of Executive to a location greater than one hundred (100) miles from the location of Executive's office on the date of the Change of Control;

(v) any reduction in Executive's annual base salary in effect on the date of the Change of Control or as the same may be increased from time to time after the Change of Control;

(vi)     any failure to provide Executive with
benefits at least as favorable as those
enjoyed by Executive under any of Bank's or Corporation's retirement or pension, life insurance, medical, health and accident, disability or other employee plans in which Executive participated at the time of the Change of Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change of Control;

(vii)any requirement that Executive travel in performance of his duties on behalf of Bank or Corporation for a significantly greater period of time during any year than was required of Executive during the year preceding the year in which the Change of Control occurred;

(viii)Executive determines in good faith and in his sole and absolute discretion that he is unable to work harmoniously and effectively with the new management of the Bank and/or
Corporation or that he is otherwise unable effectively to carry out his duties and discharge his responsibilities to the Bank and Corporation;

    (ix) Executive's health should become impaired to an extent that it makes continued performance of his duties hereunder hazardous to his physical or mental health or his life;

then, at the option of Executive, exercisable by Executive within one hundred twenty (120) days of the occurrence of any of the foregoing events, Executive may resign from employment with Bank (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering a notice in writing (the "Notice of Termination") to Bank and Corporation and the provisions of Paragraph 5 of this Agreement shall apply.

(b) For purposes of this Agreement, the term "Change of Control" shall mean a change of control (other than one occurring by reason of an acquisition of the Corporation by Executive) of a nature that would be required to be reported in response to
Item 6(e) of Schedule 14A of Regulation 14A or any successor rule or regulation promulgated under the Securities Exchange Act of 1934, as amended (the
"Act"); provided that, without limiting the foregoing, a Change of Control shall be deemed to have occurred if (1) any "person" or group of "persons" (as such term is defined or used in Sections 3, 13(d) and 14(d) of the Act), other than the Corporation, the Bank, the Executive or any "person" who on the date hereof is a director or officer of the Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-3 and Rule 13d-5, or any successor rule or regulation, promulgated under the Act), directly or indirectly, of securities of the Corporation which represent twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities, or (ii) during any period of two consecutive years during the initial term of this Agreement and any extension thereof, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least three-fourths of the directors then in office who were directors at the beginning of the period, or (iii) the Corporation or Bank shall be merged or consolidated or substantially all of the assets of either of them shall be purchased by another person (as defined above) and, as a result of such merger, consolidation or sale of assets, less than a majority of the outstanding voting stock of the surviving, resulting or purchasing person is owned, immediately after the transaction, by the holders of the voting stock of the Corporation before the transaction.

3.  DEFINITION OF EFFECTIVE DATE OF CHANGE OF CONTROL

For purposes of this Agreement, the Effective Date of Change of Control shall mean:

(a) the date on which a merger, consolidation or combination is consummated, as applicable;

(b) the date on which a sale, exchange, transfer or other disposition of substantially all of the assets of the Bank or Corporation has occurred, as applicable; or



(c) the date of the purchase by the Bank or Corporation of substantially all of the assets of another entity, as applicable.

4.  DISCHARGE FOR CAUSE

(a) The Bank or Corporation may at any time following a Change of Control discharge Executive for "Cause", in which event Executive shall not be entitled to receive the compensation and benefits specified in Paragraph 5 below.

(b) For purposes of this Agreement, the Bank shall have "Cause" to discharge Executive only under the following circumstances:

(i) Executive shall have committed an act of dishonesty constituting a felony and resulting or intending to result directly or indirectly in gain or personal enrichment of Executive at the expense of the Bank; or

(ii) The dishonesty or gross negligence of the Executive in the performance of his duties;
or

(iii)The willful violation by Executive of law, rule or regulation governing banks or bank officers, or of any final Cease and Desist order issued by a bank regulatory authority, any of which materially jeopardizes the business of the Bank or Corporation.

5. PAYMENTS UPON TERMINATION AFTER A CHANGE OF
  CONTROL



(a) In the event that Executive delivers a Notice of Termination (as defined in Section 2(a) of this Agreement) to Bank and Corporation, Executive shall be entitled to receive the compensation and benefits set forth below:

If, pursuant to Paragraph 2 of this
Agreement, a termination of Executive's
employment following a Change of Control has occurred, Bank and/or Corporation shall pay
Executive an amount equal to and no greater than 2.0 times the Executive's Base Amount as defined in Paragraph 5(b) herein, minus applicable taxes and withholdings, which shall be payable in twenty-four (24) equal monthly installments. In addition, for a period of two (2) years from the date of termination of employment, Executive shall receive a continuation of all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to Executive during the two (2) years prior to his termination of employment, or, if Bank and/or Corporation cannot provide such benefits because Executive is no longer an employee, a dollar amount equal to the cost to Executive of obtaining such benefits
(or substantially similar benefits). If permitted under the terms of the plan, Executive shall receive additional retirement benefits for a period of two (2) years from the date of termination of employment.
However, in the event the payment described herein, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code Section 4999, such payments shall be retroactively (if necessary) reduced to the extent necessary to avoid such excise tax imposition. Upon written notice to Executive, together with calculations of Bank's independent auditors,
Executive shall remit to Bank the amount of the reduction plus such interest as may be necessary to avoid the imposition of such excise tax. Notwithstanding the foregoing or any other provision of this Agreement to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Internal Revenue Code of 1986, as amended
(the "Code"), then Bank and/or Corporation shall be required only to pay to Executive the amount determined to be deductible under
Section 280G.

(b) "Base Amount" shall be defined as the mean average of the Executive's total annual base salary plus the mean average of the annual total bonuses paid to the Executive during the five (5) calendar years immediately preceding the Effective Date of Change of Control.

(c) Executive shall not be required to mitigate the amount of any payment provided for in this Paragraph 5 by seeking other employment or otherwise; and the Bank and Corporation shall not be entitled to setoff against the amount of any payment or benefit provided for in this Paragraph 5 by any amounts earned by Executive in other employment.

(d) The Bank and Corporation hereby waive any and all rights to setoff in respect to any claim, debt, obligation or other liability of any kind whatsoever, against any payment or benefit provided for in this Paragraph 5.

6.  NOTICE

For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:

    If to the Executive:     John H. McDowell, Sr.
                             P.O. Box 212
                             Greencastle, PA 17225

    If to the Bank:          Jeff B. Shank, President
The First National Bank of
Greencastle
         Center Square, P.O. Box 8
         Greencastle, PA 17225-0008

    If to the Corporation:   Jeff B. Shank, President
                             Tower Bancorp, Inc.
         Center Square, P.O. Box 8
         Greencastle, PA 17225-0008

or to such other address as any party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

7.  SUCCESSORS AND PARTIES IN INTEREST



(a) This Agreement shall be binding upon and shall inure to the benefit of the Bank and Corporation and their successors and assigns, including, without limitation, any corporation which acquires, directly or indirectly, by purchase, merger, consolidation or otherwise, all or substantially all of the business or assets of the Bank or Corporation. Without limitation of the foregoing, the Bank and Corporation shall require any such successor, by agreement in form and substance satisfactory to Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that it is required to be performed by the Bank and Corporation. Failure to obtain such assumption and agreement shall serve as a termination of Executive's employment following a Change of Control under Paragraph 2 of this Agreement and Executive shall be automatically entitled to the payments and benefits under Paragraph 5 of this Agreement.

(b) This Agreement is binding upon and shall inure to the benefit of Executive, his heirs and personal representatives.

8.  SEVERABILITY

If any provision of this Agreement is declared unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

9.  AMENDMENT

This Agreement may be amended or canceled only by mutual agreement of the parties in writing.

10. ATTORNEY'S FEES AND COSTS


If any action at law or in equity is necessary to enforce the Executive's rights hereunder following a Change of Control, the Executive shall be entitled to recover all such attorney's fees, costs and disbursements reasonably incurred by him in connection with any such suit brought by him.

11. PAYMENT OF MONEY DUE DECEASED EXECUTIVE

In the event of Executive's death, any monies or benefits that may be due him from the Bank or Corporation under this Agreement as of the date of death or thereafter shall be paid to the person designated by him in writing for this purpose, or, in the absence of any such designation, to his estate.

12. LIMITATION OF DAMAGES FOR BREACH OF AGREEMENT

In the event of a breach of this Agreement by either the Bank, Corporation, or the Executive, each hereby waives to the fullest extent permitted by law the right to assert any claim against the others for punitive or exemplary damages.

13. LAW GOVERNING

This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania. In the event that any party shall institute any suit or other legal proceeding, whether or law or in equity, arising from or relating to this Agreement, the courts of the Commonwealth of Pennsylvania shall have exclusive jurisdiction and venue shall lie exclusively in the Court of Common Pleas of Franklin County, Pennsylvania.

14. ENTIRE AGREEMENT

This Agreement supersedes any and all prior agreements, either oral or in writing, between the parties with respect to payments after a Change of Control, and this Agreement contains all the covenants and agreements between the parties with respect to same.

15.      RIGHTS UNDER OTHER PLANS

This Agreement is not intended to reduce, restrict or eliminate any benefit to which Executive may otherwise be entitled at the time of his termination of employment under any employee benefit plan of the Bank then in effect.

16. TERMINATION

This Agreement may not be terminated except by mutual consent of the parties, as evidenced by a written instrument duly executed by the Bank and Executive.

17. INDEPENDENT REPRESENTATION

The provisions of this Agreement and their legal effect have been fully explained to the parties by their respective, independent counsel. Each party acknowledges that he/it has received independent legal advice, and that each fully understands the facts and has been fully informed as to his/its legal rights and obligations. Each party accepts this Agreement as fair and equitable, and that it is being entered into freely and voluntarily, after having received such advice and with such knowledge.

IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this Agreement to be duly executed in their respective names and, in the case of the Bank and Corporation, by its authorized representatives the day and year above mentioned.

ATTEST:                         THE FIRST NATIONAL BANK
                                 OF GREENCASTLE

_______________________         By
Don F. Chlebowski, Jr.,         Jeff B. Shank, President
  Corporate Treasurer

ATTEST:                         TOWER BANCORP, INC.


________________________         By ________________________
Don F. Chlebowski, Jr.,          Jeff B. Shank, President
   Corporate Treasurer


WITNESS:

________________________          _________________________
                                 John H. McDowell, Sr.
                                  "Executive"

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT


1.  The First National Bank of Greencastle, Center Square,
    Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.

                                                     Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tower Bancorp, Inc.


    We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No. 333-40661) of our report dated January 29, 1999, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 1998, which report is incorporated by reference in the December 31, 1998 annual report to stockholders on Form 10-K of Tower Bancorp, Inc.


SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 22, 1999