Form 10-Q
period 1999-03-31
TOWER BANCORP INC
filed 1999-05-19
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:      MARCH 31, 1999

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

883,116 SHARES OF COMMON STOCK









TOWER BANCORP INC.

INDEX

                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET                                  3
    MARCH 31, 1999 AND DECEMBER 31, 1998

    CONSOLIDATED STATEMENT OF INCOME                            4
    THREE MONTHS  ENDED MARCH 31, 1999 AND 1998

    CONSOLIDATED STATEMENT OF CASH FLOWS                        5
    THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    CONSOLICATED STATEMENT OF COMPREHENSIVE INCOME                   6
    THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL            8
    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON FORM 8-K                    9

    SIGNATURES                                                  10

    EXHIBITS                                               11-12





TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
ASSETS                            03-31-99  12-31-98
CASH AND DUE FROM BANKS $4,741    $5,114
INTEREST BEARING BALANCES WITH BANKS   6,197     6,199
FEDERAL FUNDS SOLD 188  0
INVESTMENT ACCOUNT SECURITIES:
2 OBLIGATIONS OF STATES AND POLITICAL  11,719    11,471
   SUBDIVISONS
2 US TREASURY SECURITIES     299  399
2 US GOVT AGENCIES AND CORPORATIONS    24,752    21,584
2 OTHER SECURITIES AND EQUITY SEC 14,399    13,931
   UNREALIZED GAIN (LOSS)    787  1,132
LOANS:   123,446   123,921
LESS: UNEARNED INCOME OF LOANS    (196)     (190)
   RESERVE FOR POSSIBLE LOAN LOSSES    (1,863)   (1,890)
BANK PREMISES, EQUIP,FURNITURE & FIXTURES   3,698     3,360
REAL ESTATE OWNED OTHER THAN BANK PREMISES  121  121
ACCRUED INTEREST RECEIVABLE  1,031     984
DEFERRED INCOME TAXES   725  179
OTHER ASSETS  1,360     1,020
TOTAL ASSETS  $191,404  $187,335
    =======   =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND     $10,502   $11,346
   SAVINGS    76,306    69,281
   TIME  61,747    61,839
LIABILITIES FOR BORROWED MONEY    17,691    18,131
FEDERAL FUNDS PURCHASED 0    2,366
ACCRUED INTEREST PAYABLE     395  401
ACCRUED FEDERAL INCOME TAXES 226  0
OTHER LIABILITIES  1,646     1,419
TOTAL LIABILITIES  $168,513  $164,783
    -----------    -----------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK:
   AUTHORIZED 5,000,000 SHARES:
   1,780,100 SHARES ISSUED - 1999 $2,225    $2,225
   1,780,100 SHARES ISSUED - 1998
   SURPLUS    6,705     6,705
UNDIVIDED PROFITS  13,655    12,969
NET UNREALIZED (LOSS) ON MARKETABLE SEC     787  1,074
LESS: COST OF TREASURY STOCK (481)     (421)

TOTAL EQUITY CAPITAL    $22,891   $22,552
TOTAL LIABILITIES AND CAPITAL     $191,404  $187,335
    =======   =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                          THREE MONTHS ENDED
INTEREST INCOME    3-31-99   3-31-98
INTEREST AND FEES ON LOANS   $2,534,101     $2,314,230
INTEREST ON INVESTMENT SECURITIES
   AVAILABLE FOR SALE   662,323   591,910
INTEREST ON FED FUNDS SOLD   969  16,066
INTEREST ON DEPOSITS WITH BANKS   90,253    97,222
    $3,287,646     $3,019,428
INTEREST EXPENSE
INTEREST ON DEPOSITS    1,238,654 1,258,730
INTEREST ON FED FUNDS PURCHASED AND
  SECURITIES SOLD UNDER REPO AGREEMENTS     9,304     14,554
INTEREST ON BORROWED MONEY   192,537   28,107
    $1,440,495     $1,301,391
NET INTEREST INCOME     $1,847,151     $1,718,037
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $1,847,151     $1,718,037

OTHER INCOME:
TRUST DEPARTMENT INCOME $156,508  $134,948
SERVICE CHARGES ON DEPOSIT ACCOUNTS    76,723    83,147
OTHER SERVICE CHARGES   17,393    22,000
OTHER OPERATING INCOME  23,080    4,147
INVESTMENT SECURITIES GAINS(LOSSES)    286,876   360,329
    $560,580  $604,571

OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $704,062  $584,577
OCCUPANCY EXPENSE OF BANK PREMISES     82,994    70,113
FURNITURE AND FIXTURE EXPENSE     112,482   105,115
OTHER OPERATING EXPENSES     527,372   460,577
    $1,426,910     $1,220,382
INCOME BEFORE TAXES     $980,821  $1,102,226
APPLICABLE INCOME TAXES 294,500   335,400
NET INCOME    $686,321  $776,826
    =======   =======
COMMON SHARE DATE:
NET INCOME PER SHARE    $0.39     $0.44
NUMBER OF SHARES OUTSTANDING 1,763,480 1,763,480

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.







TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
    PERIOD    PERIOD
(,000 OMITTED)     ENDED     ENDED
    3-31-99   3-31-98
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME    $686 $777
ADJ TO RECONCILE NET INC TO NET CASH:
   DEPRECIATION AND AMORTIZATION  90   91
   PROVISION FOR LOAN LOSSES 0    0
   GAIN ON SALE OF INVESTMENT SECURITIES    287  360
  LOSS ON DISPOSAL OF EQUIPMENT   0    0
   PROVISION FOR DEFERRED TAXES   (546)     199
  (INCREASE) IN OTHER ASSETS (340)     (372)
   (INCREASE) IN INTEREST RECEIVABLE   (47) (43)
   INCREASE IN INTEREST PAYABLE   (6)  15
   (DECREASE) IN ACCRUED INCOME TAXES  226  69
   (DECREASE) IN OTHER LIABILITIES     227  432
   OTHER, NET 0    396
NET CASH PROVIDED BY OPERATING ACTIVITIES   577  1,924

CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET) 475  (2,726)
   PURCHASES OF BANK PREMISES, EQUIPMENT, FURN
      & FIX   (338)     (695)
   SALES OF OTHER REAL ESTATE     0    0
   INT BEARING BALANCES WITH BANKS     2    (2,166)
   SECURITIES(NET) (2,700)   (1,847)
NET CASH (USED) BY INVESTING ACTIVITIES     (2,561)   (7,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE IN DEMAND AND SAVINGS DEPOSITS   6,181     10,623
   CERTIFICATES OF DEPOSIT (NET)  (92) (2,280)
   NET CHANGE IN FED FUNDS   (2,366)   (4,476)
   DEBT (NET) (440)     774
   PROCEEDS FROM SALE OF CAPITAL STOCK 0    0
CASH DIVIDENDS PAID     0    0
NET CASH PROVIDED BY FINANCING ACTIVITIES:  3,283     4,641
NET INCREASE IN CASH AND CASH EQUIVALENTS   1,299     (869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YR     3,442     4,311
CASH AND CASH EQUIVALENTS AT END OF QUARTER 4,741     3,442
    ======    =====

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.


TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

    THREE     THREE
    MONTHS    MONTHS
    3-31-99   3-31-98
STATEMENT OF INCOME

INCOME FROM OPERATIONS BEFORE TAX 980,821   1,102,226
INCOME TAX EXPENSE (294,500) (325,400)

NET INCOME    686,321   776,826


STATEMENT OF COMPREHENSIVE INCOME

NET INCOME    686,321   776,826
 UNREALIZED GAINS (LOSSES) FOR PERIOD  (287,000) 108,000
OTHER COMPREHENSIVE INCOME   0    0

COMPREHENSIVE INCOME    399,321   884,826



TOWER BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) BASIS OF PRESENTATION

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED
 FINANCIAL STATEMENTS
CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S
 CONSOLIDATED
FINANCIAL POSITION AS OF MARCH 31, 1999 AND MARCH 31, 1998, AND THE RESULTS OF
 ITS OPERATIONS FOR
THE THREE MONTH PERIOD ENDED MARCH 31, 1999 AND 1998, AND THE CHANGES IN
 CONSOLIDATED FINANCIAL
POSITION FOR THESE PERIODS THEN ENDED.

THE RESULTS OF OPERATIONS FOR THE THREE  MONTH PERIOD ENDED MARCH 31, 1999
 AND 1998 ARE NOT
NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


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

TOWER BANCORP INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THE FIRST NATIONAL BANK OF GREENCASTLE IS THE WHOLLY OWNED SUBSIDIARY OF
 TOWER BANCORP INC.
FIRST NATIONAL BANK EXPERIENCED AN 11.65% DECREASE IN NET INCOME IN 1999
 COMPARED TO THE SAME
PERIOD IN 1998.  DECLINING INTEREST RATE SPREADS ARE THE PRIMARY REASON FOR
 THE DECREASE. LOAN
AND INVESTMENT SPREADS HAVE DECREASED BY OVER THIRTY ONE BASIS POINTS.

THE BANK HAS MADE SIGNIFICANT INVESTMENTS IN TECHNOLOGY AND FIXED ASSETS.
 OCCUPANCY AND
FURNITURE AND FIXTURE EXPENSES HAVE INCREASED BY 11%.  THE ADDITION OF LAN
 AND WAN TECHNOLOGY
POSITIONS  THE BANK TO TAKE ADVANTAGE OF A NUMBER OF OPERATING EFFICIENCIES
 AND MORE
IMPORTANTLY HAS ENHANCED THE DELIVERY OF PRODUCTS TO OUR CUSTOMERS.  THE
 INSTALLATION ALSO
HELPED TO DEAL WITH YEAR 2000 ISSUES. TOWER IS ON SCHEDULE WITH ITS YEAR 2000 PLAN WHICH HAS
BEEN REVIEWED BY THE OCC.

THE BANK HAS DEPLOYED A NEW BRANCH IN THE WAYNESBORO MARKET.  OTHER EXPENSES
 WENT UP
NEARLY 17% AS THE RESULT OF INCREASED PERSONNEL COSTS AND OTHER OPERATING
 EXPENSES.

THE BANK HAS NOT MADE A LOAN LOSS PROVISION IN AS IT MAINTAINS A RATIO TO
 TOTAL LOANS OF 1.51%.
ANTICIPATED LOSSES ARE WELL BELOW THE CURRENT RESERVE BALANCE.  CLASSIFIED
 AND NON ACCRUAL
LOANS CONTINUE TO DECREASE AS A PERCENTAGE OF TOTAL LOANS.  THE BANK
 EXPERIENCED NET CHARGE
OFFS OF $27,000 IN THE FIRST QUARTER.

TOWER MAINTAINS A CAPITAL RATIO OF 11.95% AND A RISK BASED RATIO OF (TIER 1)
 14.21%.

MANAGEMENT HAS DETERMINED THE BANK'S INTEREST RATE RISK TO BE MODERATE AND
 IN LINE WITH ITS
PEERS.  INTEREST RATE RISK IS CONTINUALLY MONITORED AND REASSESSED.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY REPRESENTS THE ABILITY OF THE BANK TO ACCOMMODATE DECREASES IN
 DEPOSITS AND FUND
INCREASES TO THE LOAN PORTFOLIO.  THE BANK'S SOURCES OF LIQUIDITY CAME FROM
 SHORT-TERM
MATURITIES OF US GOVERNMENTS, AGENCIES, MUNICIPALS AND OTHER SECURITIES.
 ADDITIONALLY THE
BANK RECEIVED CASH FLOWS FROM IT'' CMO PORTFOLIO.  THE BANK HAS UTILIZED ITS
 FLEXLINE AT THE FHLB
HELP FUND SOME SHORT TERM GROWTH.


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