Form 10-Q
period 1999-06-30
TOWER BANCORP INC
filed 1999-08-16
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:      JUNE 30, 1999

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

1,780,100 SHARES OF COMMON STOCK









TOWER BANCORP INC.

INDEX

                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET                                  3
    JUNE 30, 1999 AND DECEMBER 31, 1998

    CONSOLIDATED STATEMENT OF INCOME                            4
    THREE MONTHS  ENDED JUNE 30, 1999 AND 1998

    CONSOLIDATED STATEMENT OF INCOME
    SIX MONTHS ENDED JUNE 30, 1999 AND 1998                          5

    CONSOLIDATED STATEMENT OF CASH FLOWS                        6
    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                   7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  8

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL            9
    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON FORM 8-K                    10

    SIGNATURES                                                  11

    EXHIBITS





TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
ASSETS                            06-30-99  12-31-98
CASH AND DUE FROM BANKS $4,226    $5,114
INTEREST BEARING BALANCES WITH BANKS   5,538     6,199
FEDERAL FUNDS SOLD 5,368     0
INVESTMENT ACCOUNT SECURITIES:
2 OBLIGATIONS OF STATES AND POLITICAL  11,925    11,471
   SUBDIVISONS
2 US TREASURY SECURITIES     299  399
2 US GOVT AGENCIES AND CORPORATIONS    24,608    21,584
2 OTHER SECURITIES AND EQUITY SEC 13,992    13,931
   UNREALIZED GAIN (LOSS)    -79  1,132
LOANS:   124,662   123,921
LESS: UNEARNED INCOME OF LOANS    (212)     (190)
   RESERVE FOR POSSIBLE LOAN LOSSES    (1,785)   (1,890)
BANK PREMISES, EQUIP,FURNITURE & FIXTURES   3,653     3,360
REAL ESTATE OWNED OTHER THAN BANK PREMISES  0    121
ACCRUED INTEREST RECEIVABLE  1,054     984
DEFERRED INCOME TAXES   287  179
OTHER ASSETS  5,010     1,020
TOTAL ASSETS  $198,546  $187,335
    =======   =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND     $13,218   $11,346
   SAVINGS    83,045    69,281
   TIME  60,078    61,839
LIABILITIES FOR BORROWED MONEY    17,718    18,131
FEDERAL FUNDS PURCHASED 0    2,366
ACCRUED INTEREST PAYABLE     365  401
ACCRUED FEDERAL INCOME TAXES 420  0
OTHER LIABILITIES  1,220     1,419
TOTAL LIABILITIES  $176,064  $164,783
    -----------    -----------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK:
   AUTHORIZED 5,000,000 SHARES:
   1,780,100 SHARES ISSUED - 1999 $2,225    $2,225
   1,780,100 SHARES ISSUED - 1998
   SURPLUS    6,707     6,705
UNDIVIDED PROFITS  14,088    12,969
NET UNREALIZED (LOSS) ON MARKETABLE SEC     (52) 1,074
LESS: COST OF TREASURY STOCK (486)     (421)

TOTAL EQUITY CAPITAL    $22,482   $22,552
TOTAL LIABILITIES AND CAPITAL     $198,546  $187,335
    =======   =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.
3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                       THREE MONTHS ENDED
INTEREST INCOME    6-30-99   6-30-98
INTEREST AND FEES ON LOANS   $2,557,731     $2,397,115
INTEREST ON INVESTMENT SECURITIES
   AVAILABLE FOR SALE   686,524   580,941
INTEREST ON FED FUNDS SOLD   41,622    12,219
INTEREST ON DEPOSITS WITH BANKS   95,541    81,778
    $3,381,418     $3,072,053
INTEREST EXPENSE
INTEREST ON DEPOSITS    1,272,625 1,236,003
INTEREST ON FED FUNDS PURCHASED AND
  SECURITIES SOLD UNDER REPO AGREEMENTS     0         22,364
INTEREST ON BORROWED MONEY   303,914   33,723
    $1,576,539     $1,292,090
NET INTEREST INCOME     $1,804,879     $1,779,963
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $1,804,879     $1,779,963

OTHER INCOME:
TRUST DEPARTMENT INCOME $98,992   $100,551
SERVICE CHARGES ON DEPOSIT ACCOUNTS    94,905    90,137
OTHER SERVICE CHARGES   17,602    27,942
OTHER OPERATING INCOME  69,431    152,662
INVESTMENT SECURITIES GAINS(LOSSES)    550,412   181,524
    $831,342  $552,816

OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $740,565  $600,341
OCCUPANCY EXPENSE OF BANK PREMISES     73,640    68,532
FURNITURE AND FIXTURE EXPENSE     113,924   127,235
OTHER OPERATING EXPENSES     709,167   562,464
    $1,637,296     $1,358,572
INCOME BEFORE TAXES     $998,925  $974,207
APPLICABLE INCOME TAXES 300,700   288,800
NET INCOME    $698,225  $685,407
    =======   =======
COMMON SHARE DATE:
NET INCOME PER SHARE    $0.39     $0.39
NUMBER OF SHARES OUTSTANDING 1,780,100 1,780,100

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.






4

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
         SIX MONTHS ENDED
INTEREST INCOME    06-30-99  06-30-98
INTEREST AND FEES ON LOANS   $5,091,832     $4,711,346
INTEREST ON INVESTMENT SECURITIES:
   AVAILABLE FOR SALE   1,348,847 1,172,851
INTEREST ON FED FUNDS SOLD   42,591    28,285
INTEREST ON DEPOSITS WITH BANKS   185,794   179,000
    $6,669,064     $6,091,482
INTEREST EXPENSE
INTEREST ON DEPOSITS    2,511,279 2,494,733
INTEREST ON FED FUNDS  PURCHASED AND   9,304     36,918
SECURITIES SOLD UNDER REPO AGREEMENTS
INTEREST ON BORROWED MONEY   496,451   61,830
    $3,017,034     $2,593,481
NET INTEREST INCOME     $3,652,030     $3,498,001
PROVISION FOR LOAN LOSSES    0    1
NET INTEREST INCOME AFTER PROV FOR LL  $3,652,030     $3,498,000
OTHER INCOME:
TRUST DEPARTMENT INCOME $255,500  $235,500
SERVICE CHARGES ON DEPOSIT ACCOUNTS    171,628   173,284
OTHER SERVICE CHARGES   34,995    49,942
OTHER OPERATING INCOME  92,511    156,809
INVESTMENT SECURITIES GAINS(LOSSES)    837,288   541,853
    1,391,922 1,157,388
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $1,444,627     $1,184,919
OCCUPANCY EXPENSE OF BANK PREMISES     156,634   138,645
FURNITURE AND FIXTURE EXPENSE     226,406   232,350
OTHER OPERATING EXPENSES     1,236,539 1,023,039
    $3,064,206     $2,578,953
INCOME BEFORE TAXES     $1,979,746     $2,076,435
APPLICABLE INCOME TAXES 595,200   614,201
NET INCOME    1,384,546 1,462,234

COMMON SHARE DATA:
NET INCOME PER SHARE    $0.78     $0.82
CASH DIVIDENDS DECLARED PER SHARE $0.15     $0.12
NUMBER OF SHARES OUTSTANDING 1,780,100 1,780,100

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
STATEMENTS.










5



TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
    SIX MONTHS     SIX MONTHS
(,000 OMITTED)     ENDED     ENDED
    6-30-99   6-30-98
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME    $1,385    1,463
ADJ TO RECONCILE NET INC TO NET CASH:
   DEPRECIATION AND AMORTIZATION  180  188
   PROVISION FOR LOAN LOSSES 0    0
  LOSS ON DISPOSAL OF EQUIPMENT   0    0
   PROVISION FOR DEFERRED TAXES   (108)     (412)
  (INCREASE) IN OTHER ASSETS (3,990)   127
   (INCREASE) IN INTEREST RECEIVABLE   (70) 9
   INCREASE IN INTEREST PAYABLE   (36) (41)
   (DECREASE) IN ACCRUED INCOME TAXES  420  32
   (DECREASE) IN OTHER LIABILITIES     (199)     2
   OTHER, NET (159)     (58)
NET CASH PROVIDED BY OPERATING ACTIVITIES   (2,577)   1,310

CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET) (824)     (6,738)
   PURCHASES OF BANK PREMISES, EQUIPMENT, FURN
      & FIX   (293)     1
   SALES OF OTHER REAL ESTATE     121  0
   INT BEARING BALANCES WITH BANKS     661  (490)
   INVESTMENT SECURITIES(NET)     (8,807)   134
NET CASH (USED) BY INVESTING ACTIVITIES     (9,142)   (7,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET (DECREASE) IN DEMAND AND SAVINGS DEPOSITS    15,636    4,418
   CD'S (NET) (1,761)   (3,265)
   NET CHANGE IN FED FUNDS   (2,366)   (2,769)
   DEBT (NET) (413)     6,289
   PROCEEDS FROM SALE OF CAPITAL STOCK 0    60
CASH DIVIDENDS PAID     (265)     (221)
NET CASH PROVIDED BY FINANCING ACTIVITIES:  10,831    4,512
NET INCREASE IN CASH AND CASH EQUIVALENTS   (888)     (1,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YR     5,114     4,312
CASH AND CASH EQUIVALENTS AT END OF YEAR    4,226     3,040
    ======    =====

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.










6



























6


TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

    SIX  SIX
    MONTHS    MONTHS
    6-30-99   6-30-98
STATEMENT OF INCOME

INCOME FROM OPERATIONS BEFORE TAX 1,979,746 2,076,435
INCOME TAX EXPENSE (595,200) (614,200)

NET INCOME    1,384,546 1,462,235


STATEMENT OF COMPREHENSIVE INCOME

NET INCOME    1,384,546 1,462,235
 UNREALIZED GAINS (LOSSES) FOR PERIOD  (837,288) (285,971)
OTHER COMPREHENSIVE INCOME   0    0

COMPREHENSIVE INCOME    547,258   1,176,264






















TOWER BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) BASIS OF PRESENTATION

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED
 FINANCIAL STATEMENTS
CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S
 CONSOLIDATED
FINANCIAL POSITION AS OF JUNE 30, 1999 AND DECEMBER 31, 1998, AND THE RESULTS
 OF ITS OPERATIONS FOR
THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998, AND THE
 CHANGES IN CONSOLIDATED
FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

THE RESULTS OF OPERATIONS FOR THE THREE  AND SIX MONTH PERIODS ENDED JUNE 30,
 1999 AND 1998 ARE
NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


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





















TOWER BANCORP INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OPERATING RESULTS

Net income for the period ended June 30, 1999 was down 5.31% as compared to the same period in 1998. Net interest income was increased by $154,000. Other expenses grew $251,000 more than did other income during this period. Other expenses increased primarily due to the addition of staff and other expenses associates with the opening of the Waynesboro Branch office. This office was opened in February.

In addition a rising rate environment coupled with narrowing spreads has had a negative impact on earnings. Net interest spread has decreased from 4.16% in June of 1998 to 3.83% in June of 1999.

For the fourth consecutive year the bank has not made a provision to the loan loss reserve. Net charge-offs of $104,000 were recognized during the first six months of 1999. The bank's delinquencies and non accrual loans remain well below peer averages.
Through a detailed analysis of the loan portfolio management is not aware of any deteriorating trends in the portfolio.

The bank is well prepared to face the new millenium.  The Y2K committee has spent the last 20 months insuring the bank's compliance to regulations governing the date changed issue. The OCC has examined the bank on 4 different occasions. The Phase II exam was completed in May. All major renovations and testing have been performed. The current emphasis is on testing the bank's contingency plan and the continued analysis of the liquidity plan. Customer education also continues to be a priority.

LIQUIDITY

Liquidity represents the ability of the bank to accommodate decreases in deposits and increases in funding needs. The bank's liquidity has been provided by maturities in the investment portfolio increases in deposits, and short-term borrowings. The bank maintains fed fund lines and revolving borrowing arrangements with its correspondents. Long-term borrowing has been utilized to take advantage of various arbitrage opportunities.

CAPITAL FUNDS

Internal capital generation has been the primary method utilized by Tower
 Bancorp Inc. to increase its capital. Stockholder equity stands at nearly 22.5 million. Tower maintains a capital ratio of 11.32%
 and a risk based capital ratio of over 14%. Tower has increased its dividends declared per share to 15 cents.















9

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
















1