Form 10-Q
period 1999-09-30
TOWER BANCORP INC
filed 1999-11-15
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:      SEPTEMBER 30, 1999

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

1,780,100 SHARES OF COMMON STOCK









TOWER BANCORP INC.

INDEX

                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

    CONSOLIDATED BALANCE SHEET                                  3
    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

    CONSOLIDATED STATEMENT OF INCOME                            4
    THREE MONTHS  ENDED SEPTEMBER 30, 1999 AND 1998

    CONSOLIDATED STATEMENT OF INCOME
    NINE MONTHS ENDED SEPTEMBER  30, 1999 AND 1998                   5

    CONSOLIDATED STATEMENT OF CASH FLOWS                        6
    NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                   7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  8

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL            9
    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - INDEX TO EXHIBITS AND REPORTS ON FORM 8-K                    10

    SIGNATURES                                                  11

    EXHIBITS





TOWER BANCORP INC. CONSOLIDATED BALANCE SHEET
ASSETS                            09-30-99  12-31-98
CASH AND DUE FROM BANKS $4,323    $5,114
INTEREST BEARING BALANCES WITH BANKS   5,824     6,199
FEDERAL FUNDS SOLD 0    0
INVESTMENT ACCOUNT SECURITIES:
2 OBLIGATIONS OF STATES AND POLITICAL  14,868    11,471
   SUBDIVISONS
2 US TREASURY SECURITIES     299  399
2 US GOVT AGENCIES AND CORPORATIONS    26,267    21,584
2 OTHER SECURITIES AND EQUITY SEC 15,704    13,931
   UNREALIZED GAIN (LOSS)    (1,342)   1,132
LOANS:   131,655   123,921
LESS: UNEARNED INCOME OF LOANS    (237)     (190)
   RESERVE FOR POSSIBLE LOAN LOSSES    (1,741)   (1,890)
BANK PREMISES, EQUIP,FURNITURE & FIXTURES   3,611     3,360
REAL ESTATE OWNED OTHER THAN BANK PREMISES  0    121
ACCRUED INTEREST RECEIVABLE  1,123     984
DEFERRED INCOME TAXES   1,508
OTHER ASSETS  3,354     1,020
TOTAL ASSETS  $205,216  $187,335
    =======   =======
LIABILITIES AND CAPITAL
DEPOSITS IN DOMESTIC OFFICES:
   DEMAND     $12,032   $11,346
   SAVINGS    84,869    69,281
   TIME  61,692    61,839
LIABILITIES FOR BORROWED MONEY    21,977    18,131
FEDERAL FUNDS PURCHASED 0    2,366
ACCRUED INTEREST PAYABLE     376  401
ACCRUED FEDERAL INCOME TAXES 963  0
OTHER LIABILITIES  1,132     1,419
TOTAL LIABILITIES  $183,041  $164,783
    -----------    -----------
EQUITY CAPITAL
   CAPITAL STOCK:
   COMMON STOCK:
   AUTHORIZED 5,000,000 SHARES:
   1,780,100 SHARES ISSUED - 1999 $2,225    $2,225
   SURPLUS    6,707     6,705
UNDIVIDED PROFITS  14,066    12,969
NET UNREALIZED (LOSS) ON MARKETABLE SEC     (267)     1,074
LESS: COST OF TREASURY STOCK (556)     (421)

TOTAL EQUITY CAPITAL    $22,175   $22,552
TOTAL LIABILITIES AND CAPITAL     $205,216  $187,335
    =======   =======
THE NOTES TO FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE STATEMENTS.
3

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
                                                      THREE MONTHS ENDED
INTEREST INCOME    9-30-99   9-30-98
INTEREST AND FEES ON LOANS   $2,822,982     $2,529,067
INTEREST ON INVESTMENT SECURITIES 553,578   522,899
INTEREST ON FED FUNDS SOLD   39,544    749
INTEREST ON DEPOSITS WITH BANKS   53,918    90,481
    $3,470,022     $3,143,196
INTEREST EXPENSE
INTEREST ON DEPOSITS    1,297,395 1,237,958
INTEREST ON FED FUNDS PURCHASED   2,678     691
INTEREST ON BORROWED MONEY   249,024   132,228
    $1,549,097     $1,370,877
NET INTEREST INCOME     $1,920,925     $1,772,319
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $1,920,925     $1,772,319

OTHER INCOME:
TRUST DEPARTMENT INCOME $152,207  $135,199
SERVICE CHARGES ON DEPOSIT ACCOUNTS    106,137   85,344
OTHER SERVICE CHARGES   33,419    34,016
OTHER OPERATING INCOME  94,548    46,528
INVESTMENT SECURITIES GAINS(LOSSES)    431,050   337,687
    $817,361  $638,774

OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $739,895  $626,437
OCCUPANCY EXPENSE OF BANK PREMISES     64,981    66,008
FURNITURE AND FIXTURE EXPENSE     112,495   113,628
OTHER OPERATING EXPENSES     592,970   476,135
    $1,510,341     $1,282,208
INCOME BEFORE TAXES     $1,227,945     1,128,885
APPLICABLE INCOME TAXES 368,100   331,400
NET INCOME    $859,845  $797,485
    =======   =======
COMMON SHARE DATE:
NET INCOME PER SHARE    $1.28     $1.28
CASH DIVIDENDS DECLARED PER SHARE 0.15 0.12
NUMBER OF SHARES OUTSTANDING 1,780,100 1,780,100

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.






4

TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF INCOME
         NINE MONTHS ENDED
INTEREST INCOME    09-30-99  09-30-98
INTEREST AND FEES ON LOANS   $7,914,814     $7,240,412
INTEREST ON INVESTMENT SECURITIES:     1,902,425 1,695,750
INTEREST ON FED FUNDS SOLD   82,135    29,034
INTEREST ON DEPOSITS WITH BANKS   239,712   269,481
    $10,139,086    9,234,677
INTEREST EXPENSE
INTEREST ON DEPOSITS    3,808,674 3,732,691
INTEREST ON FED FUNDS  PURCHASED  11,982    37,609
INTEREST ON BORROWED MONEY   745,475   194,058
    $4,566,131     $3,964,358
NET INTEREST INCOME     $5,572,955      $5,270,319
PROVISION FOR LOAN LOSSES    0    0
NET INTEREST INCOME AFTER PROV FOR LL  $5,572,955     $5,270,319
OTHER INCOME:
TRUST DEPARTMENT INCOME $407,707  $370,698
SERVICE CHARGES ON DEPOSIT ACCOUNTS    277,765   258,628
OTHER SERVICE CHARGES   68,414    83,961
OTHER OPERATING INCOME  187,059   203,334
INVESTMENT SECURITIES GAINS(LOSSES)    1,268,338 879,540
    2,209,283 1,796,161
OTHER EXPENSES:
SALARIES, WAGES AND OTHER BENEFITS     $2,184,522     $1,811,355
OCCUPANCY EXPENSE OF BANK PREMISES     221,615   204,653
FURNITURE AND FIXTURE EXPENSE     338,901   345,978
OTHER OPERATING EXPENSES     1,829,509 1,499,174
    $4,574,547     $3,861,160
INCOME BEFORE TAXES     $3,207,691     $3,205,320
APPLICABLE INCOME TAXES 963,300   945,600
NET INCOME    2,244,391 2,259,720

COMMON SHARE DATA:
NET INCOME PER SHARE    $1.27     $1.28
CASH DIVIDENDS DECLARED PER SHARE $0.15     $0.13
NUMBER OF SHARES OUTSTANDING 1,780,100 1,780,100

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
STATEMENTS.










5



TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
    NINE MONTHS    NINE MONTHS
(,000 OMITTED)     ENDED     ENDED
    9-30-99   9-30-98
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME    $2,244    2,070
ADJ TO RECONCILE NET INC TO NET CASH:
   DEPRECIATION AND AMORTIZATION  339  193
   PROVISION FOR LOAN LOSSES 0    (29)
  LOSS ON DISPOSAL OF EQUIPMENT   0    0
   PROVISION FOR DEFERRED TAXES   (1,329)   (178)
  (INCREASE) IN OTHER ASSETS (2,334)   563
   (INCREASE) IN INTEREST RECEIVABLE   (139)     (110)
   INCREASE IN INTEREST PAYABLE   (25) 11
   (DECREASE) IN ACCRUED INCOME TAXES  963  785
   (DECREASE) IN OTHER LIABILITIES     (287)     (829)
   OTHER, NET (295)     418
NET CASH PROVIDED BY OPERATING ACTIVITIES   (863)     2,894

CASH FLOWS FROM INVESTING ACTIVITIES:
  LOANS (NET) (7,734)   (2,581)
   PURCHASES OF BANK PREMISES, EQUIPMENT, FURN
      & FIX   (251)     (459)
   SALES OF OTHER REAL ESTATE     121  117
   INT BEARING BALANCES WITH BANKS     375  (1,763)
   SECURITIES(NET) (9,753)   (3,087)
NET CASH (USED) BY INVESTING ACTIVITIES     (17,242)  (7,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET (DECREASE) IN DEMAND AND SAVINGS DEPOSITS    16,244    10,558
   CD'S (NET) (147)     (2,579)
   NET CHANGE IN FED FUNDS   (2,366)   (299)
   DEBT (NET) 3,846     (1,133)
   PROCEEDS FROM SALE OF CAPITAL STOCK 0    0
CASH DIVIDENDS PAID     (263)     (194)
NET CASH PROVIDED BY FINANCING ACTIVITIES:  17,314    6,353
NET INCREASE IN CASH AND CASH EQUIVALENTS   (791)     1,474
CASH AND CASH EQUIVALENTS AT BEGINNING OF YR     5,114     3,034
CASH AND CASH EQUIVALENTS AT END OF YEAR    4,323     4,500
    ======    =====

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE STATEMENTS.













TOWER BANCORP INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

    NINE NINE
    MONTHS    MONTHS
    9-30-99   9-30-98
STATEMENT OF INCOME

INCOME FROM OPERATIONS BEFORE TAX 3,207,691 3,205,320
INCOME TAX EXPENSE (963,300) (945,600)

NET INCOME    2,244,391 2,259,720


STATEMENT OF COMPREHENSIVE INCOME

NET INCOME    2,244,391 2,259,720
 UNREALIZED GAINS (LOSSES) FOR PERIOD  (267,000) 1,167,000
OTHER COMPREHENSIVE INCOME   0    0

COMPREHENSIVE INCOME    1,977,391 3,426,720






















TOWER BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) BASIS OF PRESENTATION

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONSOLIDATED
 FINANCIAL STATEMENTS
CONTAIN ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY TOWER BANCORP INC.'S
 CONSOLIDATED
FINANCIAL POSITION AS OF SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999, AND THE
 RESULTS OF ITS
OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND
 1998, AND THE
CHANGES IN CONSOLIDATED FINANCIAL POSITION FOR THESE PERIODS THEN ENDED.

THE RESULTS OF OPERATIONS FOR THE THREE  AND NINE MONTH PERIODS ENDED
 SEPTEMBER 30, 1999 AND
1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE
 FULL YEAR.


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





















TOWER BANCORP INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OPERATING RESULTS

Net income for the period ended September 30, 1999 was down 1% as compared to the same period in 1998. Net interest income was increased by $302,000 or 6%. Other expenses grew $301,000 more than did other income during this period. Other expenses increased primarily due to the addition of staff and other expenses associates with the opening of the Waynesboro Branch office. This office was opened in February.

In addition a rising rate environment coupled with narrowing spreads has had a negative impact on earnings. Net interest spread has decreased from 4.16% in September of 1998 to 3.81% in September of 1999.

For the fourth consecutive year the bank has not made a provision to the loan loss reserve. Net charge-offs of $158,000 were recognized during the first nine months of 1999. The bank's delinquencies and non accrual loans remain well below peer averages.
Through a detailed analysis of the loan portfolio management is not aware of any deteriorating trends in the portfolio.

The bank is well prepared to face the new millenium.  The Y2K committee has spent the last 23 months insuring the bank's compliance to regulations governing the date changed issue. The OCC has examined the bank on 4 different occasions. The Phase II exam was completed in May. All major renovations and testing have been performed. The current emphasis is on testing the bank's contingency plan and the continued analysis of the liquidity plan. Customer education also continues to be a priority.

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

CAPITAL FUNDS

Internal capital generation has been the primary method utilized by Tower
 Bancorp Inc. to increase its capital.  Stockholder equity
stands at nearly 22.2 million.  Tower maintains a capital ratio of 10.8% and a risk based capital ratio of over 14%.  Tower has
increased its dividends declared per share to 15 cents.
9

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