Form 10-K
period 1999-12-31
TOWER BANCORP INC
filed 2000-03-21
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
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

As of December 31, 1999, 1,762,601 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 58,165,833.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1999 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2000
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

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

    During 1998 Tower acquired 9,807 shares of its own common stock and sold 5,005 shares of treasury stock to First's ESOP plan, and 1,504 shares to First executive officers and directors as part of a stock option plan. On July 1, 1998 Tower issued a 2 for 1 stock split of 885,600 shares, increasing the total number of shares outstanding at December 31, 1998 to 1,765,400.
    During 1999 Tower acquired 9,691 shares of its own common stock and sold 5,872 shares of treasury stock to First's ESOP plan, and 1,020 shares to First executive officers as part of a stock option plan.
    Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its five branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg and Laurich, as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
    Tower has no employees other than its four officers who are also employees of First, its subsidiary.
On December 31, 1999, First had 82 full-time and 20 part-time employees.

    Tower contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks. Tower also may seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities. Any acquisition by Tower will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, and, in some instances, other regulatory agencies and its shareholders. During 1996 Tower secured approval and purchased property for use as a possible future branch office, in Washington County, Maryland. During 1998 Tower secured approval and purchased property for a branch office in Waynesboro, Pennsylvania. Construction on this branch was started during 1998 and the new branch opened in the first quarter of 1999.
Business of First
    First was organized as a national bank in 1983 as part of an agreement and plan of merger between Tower and The First National Bank of Greencastle, the predecessor of First, under which First became a wholly-owned subsidiary of Tower. As indicated, First is the successor to The First National Bank of Greencastle which was originally organized in 1864.
    First is engaged in commercial banking and trust business as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate, business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
    Through its trust department, First renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.

    As of December 31, 1999, First had total assets of approximately $ 207 million, total shareholders' equity of approximately $ 22.1 million and total deposits of approximately $ 159 million.
Regulation and Supervision
    Tower Bancorp, Inc. (Tower) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). As a registered bank holding company, the parent company is required to file with the FRB certain reports and information. Tower is also subject to examination by the FRB and is restricted in its acquisitions, certain of which are subject to approval by the FRB. In addition, the parent company would be required to obtain the approval of the Pennsylvania State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.
    Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First National Bank of Greencastle (First). As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.

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

credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
    FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized".
A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
    Based on their respective regulatory capital ratios at December 31, 1999, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.
    A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.
    Federal regulations recently issued proposed regulations to implement the privacy provisions of the

Gramm-Leach-Bliley Act (Financial Services Modernization
Act). This new law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. Proposed regulations are expected to take effect in November 2000. The corporation is in the process of developing privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.
    The earnings of First, and therefore the earnings of Tower, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the OCC and the FDIC.
    In addition to banking and securities laws, regulations and regulatory agencies, the Corporation also is subject to various other laws, regulations and regulatory agencies throughout the United States. Furthermore, various proposals, bills and regulations have been and are being considered in the United States Congress, and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Corporation.
    References under the caption "Supervision and Regulation" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.
Important Factors Relating to Forward Looking Statements
    The Private Securities Litigation Reform Act of
1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
    The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable and are beyond the

Corporation's control. In addition, these conditions and policies can impact the Corporation's customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact on the Corporation's ability to maintain its revenue streams.
    As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.
    As noted in "Supervision and Regulation", the Corporation is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.
    The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure.
    As with any financial institution, the Corporation is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation's services. Ultimately, the Corporation's businesses and their success are dependent on the Corporation's ability to attract and retain high quality employees.
Competition
    First's principal market area consists of the southern portion of Franklin County, Pennsylvania, the northeastern portion of Washington County, Maryland, and a portion of Fulton County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.

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

                           Held      Employee     Age as
     Name/Office Held      Since      Since      of 12/31/99
Kermit G. Hicks, Chairman
  of the Board     1983 (1)  64
Harold C. Gayman, Vice
  Chairman of the Board 1983 (1)  73
Jeff B. Shank, President
  and Director     1992 1983 44
Betty J. Lehman, Director    1985 (1)  74
Robert L. Pensinger,
 Director          1987 (1)  66
James H. Craig, Director     1990 (1)  66
Lois Easton, Director   1990 (1)  64
(1)  These directors are not employees of the Bank.
                            Held  Bank Employee    Age as
     Name/Office Held       Since     Since      of 12/31/99
Jeff B. Shank, President     1992 1976 44
John H. McDowell,
  Executive Vice President   1994 1977 50
Don Kunkle, Vice President   1987 1987 50
Donald Chlebowski, Vice
  President   1991 1980 41
Darlene Niswander, Vice
  President/Senior Trust
   Officer    1991 1971 53

Part II

Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters.

    Tower's common stock is not traded on a national securities exchange, but is traded through the local and over-the-counter local markets. At December 31, 1999, the approximate number of shareholders of record was 1,040. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                         Cash Dividends
            Period            Paid            Market Price
1999     1st Quarter    $   0     $ 29.50 - $ 33.00
    2nd Quarter    .15  28.00 -   30.25
    3rd Quarter    .50  23.75 -   28.38
    4th Quarter    .32  23.50 -   26.75
1998   (1)1st Quarter   $   0     $ 24.00 - $ 28.75
    2nd Quarter    .13  28.50 -   32.00
    3rd Quarter    0    30.00 -   36.00
    4th Quarter    .30  30.00 -   33.00

    (1) Note: Cash dividends per share were based on weighted average shares of common stock outstanding after giving retroactive recognition to a 100% stock dividend issued in July 1998.

Item 6.  Selected Financial Data

    The selected five-year financial data on page 23 of the annual shareholders' report for the year ended
December 31, 1999 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations
    Management's discussion and analysis of financial condition and results of operations, including quantitative and qualification disclosures about market risk on pages 27 through 31 of the annual shareholders report are incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data
    The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 31 of the annual shareholders report for the year ended December 31, 1999 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.

    Closely related to the management of liquidity is the management of rate sensitivity, which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 4.0% to 4.1% of average earning assets for the past 3 years. An asset/ liability committee monitors and coordinates overall the asset/ liability strategy.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS           1999                      1998
                  Average                     Average
(000 omitted)     Balance   Interest  Rate    Balance  Interest   Rate
Investment securities:
    Taxable interest
     income   $  24,679 $  1,924  6.5% $ 19,420  $  1,272  6.7%
    Nontaxable interest
     income      12,860      667  5.2    10,988        562 5.1
    Total investment
   securities 37,539    2,591     5.9  30,408    1,834     6.4
Loans (net of unearned
 discounts)   127,202   10,374    8.2  111,952   9,869     8.8
Other short-term
 investments     24,098      683  6.2    18,598      845   6.1
    Total interest
   earning
     assets   188,839   $ 13,648  7.6% 160,958   $ 12,548  8.1%
Allowance for loan
 Losses  (     1,804)             (    1,870)
Cash and due
 from banks   5,088               4,713
Bank premises and
 equipment    3,061               2,560
Other assets      3,885               2,662
    Total assets   $ 199,069           $ 169,023

      LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand
 deposits     $  47,140 $    975  2.1% $  33,990 $    629  1.9%
Savings deposits   32,965    1,040     3.2  31,565    1,086     3.4
Time deposits 63,410    3,111     4.9  61,269    3,258     5.3
Short-term
 borrowings          18,923      953   5.1      7,694      369  4.4
    Total interest
     bearing
   liabilities     162,438   $ 6,079   3.6% 134,518   $  5,342  4.0%
Demand deposits    11,206              10,647
Other
 liabilities     3,081                2,365
Total
 liabilities  176,725             147,530
Stockholders'
 equity     22,344               21,493
    Total liabilities &
     stockholders'
     equity   $ 199,069           $ 169,023
Net interest income/net
 yield on average
 earning assets         $  7,569  4.0%      $  7,206  4.1%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS                             1997
                                     Average
(000 omitted)                        Balance       Interest        Rate
Investment securities:
    Taxable interest
     income   $ 22,596  $  1,724  6.7%
    Nontaxable interest
     income      9,608       495  5.2
    Total investment
   securities 32,204    2,219     6.4
Loans (net of unearned
 discounts)   102,439   9,221     9.0
Other short-term
 investments     14,319           537  7.1
    Total interest
      earning assets    148,962   $ 11,977  8.2%
Allowance for loan
 losses  (    1,931)
Cash and due from banks 3,450
Bank premises and
 equipment    2,262
Other assets      2,521
    Total assets   $ 155,264
      LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits     $  31,820 $    638  2.1%
Savings deposits   27,647    905  3.3
Time deposits 62,592    3,503     5.5
Short-term borrowings       2,288       121 5.9
    Total interest
     bearing liabilities     124,347   $  5,167  4.1%
Demand deposits    8,835
Other liabilities      3,013
Total liabilities  136,195
Stockholders' equity       19,069
    Total liabilities &
     stockholders'
     equity   $ 155,264
Net interest income/net
 yield on average
 earning assets         $  6,810  4.1%

         For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1999, 1998 and 1997.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME
 TAX EQUIVALENT YIELDS

                                     1999 Versus 1998
                                    Increase (Decrease)
                                     Due to Change in
                                                    Total
                                 Average  Average  Increase
                                 Volume    Rate   (Decrease)
  (000 omitted)
Interest Income
    Loans (net of unearned
   discounts) $ 1,342   ($   837) $   505
    Taxable investment securities   352       300       652
    Nontaxable investment securities   95      10        105
    Other short-term investments     335    (    497) (    162)
         Total interest income     2,124    (  1,024)   1,100

Interest Expense
    Interest bearing demand      250      96        346
    Savings deposits           48 (     94)  (     46)
    Time deposits     113    (    260) (    147)
    Other short-term borrowings      494         90        584
         Total interest expense      905    (    168)     737

    Net interest income $   363

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

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1999, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                 After 1 year  After 5 years
                         Within   but within    but within
                         1 year    5 years      10 years

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $   200   $    0    $      0
         Yield          7.16%

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $ 7,437   $ 10,711  $ 2,585
         Yield          6.55      6.26      6.77

    State and municipal
         Book value          $   780   $  2,080  $ 12,618
         Yield          7.97      7.51      7.63

    Other
         Book value          $   533   $  3,318  $  2,719
         Yield          6.67      5.98      5.09

    Total book value         $ 8,950   $ 16,109  $ 17,922
    Yield




                             After
                           10 years                  Total

      (000 omitted)

Bonds:
    U. S. Treasury
         Book value          $   0          $    200
         Yield                              7.16%

    U. S. Government
     agencies/mortgage-
     backed securities
         Book value          $ 250          $ 20,983
         Yield          7.00%          6.44%

    State and municipal
         Book value          $   0          $ 15,478
         Yield                    7.63%

    Other
         Book value          $  94          $  6,664
         Yield          6.58%     6.17%

    Total book value         $ 344          $ 43,325
    Yield


Equity Securities:
    Total Equity Securities                 $ 10,835

              Yield                         2.40%

    Total Investment Securities                  $ 54,160

              Yield                         5.94%


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

    The following table presents the loan portfolio at the end of each of the last five years:

                   1999     1998     1997     1996    1995

   (000 omitted)
Commercial, financial
 & agricultural    $  15,047 $  15,164 $  10,699 $  10,009 $  8,736
Real estate -
 Construction 4,146     2,378     1,486     2,326     1,494
Real estate -
 Mortgage     93,340    87,350    80,597    78,990    76,624
Installment & other
 personal loans
 (net of unearned
 income)    19,227    18,798    11,556     9,716    8,996
    Total loans    $ 131,760 $ 123,690 $ 104,338 $ 101,041 $ 95,850

    Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgage and installments) at December 31, 1999:

                      Under One   One to   Over Five
                         Year   Five Years   Years   Total
      (000 omitted)

Commercial, financial &
 agricultural $ 10,533  $ 2,257   $ 2,257   $ 15,047
Real estate -
 Construction    4,146        0         0      4,146
    Total     $ 14,679  $ 2,257   $ 2,257   $ 19,193

    The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1999:

                           Fixed Rate              Variable
                             Loans                Rate Loans
     (000 omitted)
Due within one year     $ 16,171  $ 11,172
Due after one but within
 five years   32,570    11,050
Due after five years      33,094    27,703
     Total    $ 81,835  $ 49,925

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
SUMMARY OF LOAN LOSS EXPERIENCE
                  Years Ended December 31

              1999       1998      1997      1996    1995
  (000 omitted)
Average total loans
 outstanding (net of
 unearned
 income) $ 127,202 $ 111,952 $ 102,439 $ 99,046  $ 95,088
Allowance for loan
 losses, beginning
 of period    1,890     1,850     1,947     1,945     1,856
Additions to provision
 for loan losses
 charged to
 operations   0    0    0    0    0
Loans charged off
 during the year
    Commercial     8    0    58   5    0
    Real estate
     mortgage 29   1    0    0    7
    Instal-
     lment           179           46        57         9        13
     Total charge-
      off's         216            47       115        14        20
Recoveries of loans
 previously charged off:
    Commercial     4    43   11   6    75
    Installment    35   20   7    9    27
    Mortgage          6       24         0         1         7
     Total
     recov-
     eries           45       87        18        16       109

Net loans charged off
 (recovered)        171 (      40)           97  (       2)(      89)

Allowance for loan
 losses, end of
 period  1,719     1,890     1,850     1,947     1,945

Ratio of net loans
 charged off (recovered)
 to average loans
 outstanding     .13%        (    .04%)         .09%  (    .003)%    (  .09)%

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

                       1999    1998    1997    1996    1995

 (000 omitted)

Nonaccrual loans   $ 460     $ 488     $ 477     $  77     $ 135

Accrual loans:
    Restructured   $   0     $   0     $   0     $   0     $   0
    60 - 89 days past due    379  417  315  216  252
    90 days or more past
     due         27         0         1        87       115
    Total accrual
     loans    $ 406     $ 417     $ 316     $ 303     $ 367

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

              Years Ended December 31

                      1999                  1998

                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   812   11.2%     $   815   12.5%
Real estate -
 Construction 0    3.1  0    2.0
Real estate -
 Mortgage     630  70.8 653  70.2
Installment   0    14.9 0    15.3
Unallocated       277     N/A         422     N/A
    Total     $ 1,719   100.0     $ 1,890   100.0

Years Ended December 31

                      1997                  1996
                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural $   772   10.3%     $   819    9.9%
Real estate -
 Construction 0    1.4  0    2.3
Real estate -
 Mortgage     630  77.2 630  78.2
Installment   0    11.1 48   9.6
Unallocated       448     N/A         450     N/A
    Total     $ 1,850   100.0     $ 1,947   100.0%

-25-








Years Ended December 31

                                         1995
                                              Percentage of
                                              Loans in Each
                               Allowance       Category to
                                 Amount        Total Loans

    (000 omitted)

Commercial, financial
 and agricultural  $   818    9.1%
Real estate -
 Construction 0    1.6
Real estate -
 Mortgage     629  79.9
Installment   48   9.4
Unallocated       450     N/A
    Total     $ 1,945   100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

    The average amounts of deposits are summarized below:

                                 Years Ended December 31

                                1999       1998      1997

        (000 omitted)

    Demand deposits     $  11,206 $  10,647 $   8,835
    Interest bearing demand
     deposits 47,140    33,990    31,820
    Savings deposits    32,965    31,565    27,647
    Time deposits     63,410    61,269    62,592
         Total deposits $ 154,721 $ 137,471 $ 130,894

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1999:

                 Maturity                      (000 omitted)

         Certificates of Deposit
           Three months or less    $  2,579
           Over three months through twelve
            months 8,754
           Over twelve months        3,091
              $ 14,424


RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE
BALANCES)

    The following table presents a summary of significant earnings and capital ratios:

                               1999       1998       1997
    Assets    $ 206,874 $ 187,335 $ 159,935
    Net income     $   3,203 $   2,909 $   2,694
    Equity    $  22,136 $  22,552 $  20,433
    Cash dividends paid $   1,711 $     751 $     675
    Return on assets    1.63%     1.72%          1.74%
    Return on equity    14.09%    13.54%         14.17%
    Dividend payout ratio    53.42%    25.82%         25.06%
    Equity to asset ratio    11.42%    12.72%         12.25%

-26-

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                         Years Ended December 31
                1999      1998     1997     1996      1995
  (000 omitted)
Interest income    $ 13,648  $ 12,548  $ 11,977  $  11,156 $  11,002
Interest
 expense    6,079   5,342           5,167       4,811     4,703
    Net interest
     income   7,569     7,206     6,810          6,345     6,299
Provision for loan
 losses         0         0         0          0         0
    Net interest income
    after provision
     for loan
     losses   7,569     7,206     6,810     6,345     6,299
Other income:
    Trust     492  391  293  252  200
    Service charges -
     deposits 291  281  288  277  288
    Other service charges,
     collection and exchange,
     charges, commission
     fees     388  212  181  159  102
Other operating
 income     1,651     1,198       628        302       129
    Total other
    income       2,822     2,082     1,390        990       719
Income before
 operating
 expense 10,391    9,288     8,200     7,335     7,018
Operating expenses:
    Salaries and employees
     benefits 2,922     2,483     2,179     1,995     1,917
    Occupancy and equipment
     expense  1,252     1,220     964  952  898
    Other operating
     expenses    1,767     1,430     1,253      1,108     1,106
    Total operating
     expenses    5,941     5,133     4,396      4,055     3,921
Income before income
 Taxes   4,450     4,155     3,804     3,280     3,097
Income tax       1,247     1,246     1,110        944       812
         Net income applicable
     to common
     stock    $  3,203  $  2,909  $  2,694  $   2,336 $   2,285
Per share data:
    Earnings per common
     share    $ 1.82    $  1.68   $   1.53       $   1.32       $   1.29
    Cash dividend -
     Common   $  .97    $   .43   $    .38       $    .31       $    .28
    Average number of
     common
    shares    1,763,548 1,732,479 1,765,056 1,775,069 1,771,728

-27-

Item 9.  Disagreements on Accounting and Financial
         Disclosures.

    Not applicable.

PART III
    The information required by Items 10, 11, 12 and
13 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.
    (a) (1) - List of Financial Statements
    The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:
         Consolidated balance sheets - December 31,
         1999 and 1998
         Consolidated statements of income - Years ended December 31, 1999, 1998 and 1997
         Consolidated statements of stockholders' equity - Years ended December 31, 1999, 1998, and 1997
         Consolidated statements of cash flows - Years ended December 31, 1999, 1998, and 1997
         Notes to consolidated financial statements -
         December 31, 1999
    (2)  List of Financial Statement Schedules
         Schedule I - Distribution of assets,
         liabilities and stockholders' equity, interest rate and interest differential and changes in net interest income
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio

Schedule IV - Summary of loan loss experience, nonaccrual loans and allocation of allowance for loan losses
         Schedule V - Deposits
         Schedule VI - Return on equity and assets
Schedule VII - Consolidated summary of
  operations
    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
    (3)  Listing of Exhibits
         Exhibit (3) (i) Articles of incorporation
         Exhibit (3) (ii) Bylaws
         Exhibit (4) Instruments defining the rights of security holders including indentures
         Exhibit (10) Material contracts
         Exhibit (13)  Annual report to security
         holders
         Exhibit (21)  Subsidiaries of the registrant
         Exhibit (23.1) Consent of independent auditors
         Exhibit (27)  Financial data schedule
    All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
-31-

    (b)  Reports on Form 8-K filed
None
    (c)  Exhibits
         (3)(i)    Articles of incorporation. Incorporated
by reference to Form 8-K dated May 26,
1998.
               (ii) By-laws.  Incorporated by reference
                   to Exhibit D to the Registrant's
                   Registration Statement on Form S-14,
                   Registration No. 2-89573.
         (4)  Instruments defining the rights of
                   security holders including indentures.
                   The rights of the holders of Registrant's common stock are contained in:
                   (i)  Articles of Incorporation of Tower
Bancorp, Inc., incorporated by
reference to Form 8-K dated May 26,
1998.
                   (ii) By-laws of Tower Bancorp, Inc., filed
                             as Exhibit D to the Registrant's
                             Registration Statement on Form S-14
                             (Registration No. 2-89573).
         (10)(i)   Change of control agreements,
Incorporated by reference to the
registrant's Form 10K filing dated
March 22, 1999 Exhibit 10-1 and 10-2
for the year ended December 31, 1998.

                   (ii) Non-Qualified stock option plan;
stock option plan for outside
directors and amended and restated
employee stock ownership plan filed
as Exhibit 99.1 to the Registrant's
Statement on Form S-8 (Registration
No. 333-40661).
         (13) Annual report to security holders - filed
                   herewith
         (21) Subsidiaries of the registrant - filed
                   herewith
         (23.1)    Consent of independent auditors - filed
herewith
         (27) Financial data schedule - filed herewith
    (d)  Financial statement schedules
         The following financial statement schedules required under Article 9 Industry Guide 3 have been included on pages 18 to 27 under Item 8 of this report:
         Schedule I - Distribution of assets,
         liabilities and stockholders' equity, interest rates and interest differential and changes in net interest income
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio

Schedule IV - Summary of loan loss experience, nonaccrual loans, and allocation of allowance for loan losses
         Schedule V - Deposits
         Schedule VI - Return on equity and assets
Schedule VII - Consolidated summary of
operations

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

                                   TOWER BANCORP, INC.
                                      (Registrant)

                                  By /s/   Jeff B. Shank
         Jeff B. Shank, President
                                  (Principal Executive
         Officer and
                                 Principal Financial
         Officer)

                              By /s/   Donald F. Chlebowski
                   Donald F. Chlebowski, Jr.,
         Treasurer (Principal
         Accounting Officer)
Dated:  March 15, 2000

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title             Date

/s/  Jeff B. Shank      President &    March 15, 2000
Jeff B. Shank            Director

/s/  Betty J. Lehman     Director           March 15, 2000
Betty J. Lehman

/s/  Kermit G. Hicks    Chairman of the     March 15, 2000
Kermit G. Hicks          Board & Director

/s/Robert L. Pensinger       Director            March 15, 2000
Robert L. Pensinger

/s/  Harold C. Gayman    Vice Chairman of   March 15, 2000
Harold C. Gayman         the Board & Director

/s/James H. Craig, Jr.       Director            March 15, 2000
James H. Craig, Jr.

/s/  Lois Easton  ____  Director  March 15, 2000
Lois Easton

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


1.  The First National Bank of Greencastle, Center Square,
    Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.

                                                     Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tower Bancorp, Inc.


    We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No. 333-40661) of our report dated January 28, 2000, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 1999, which report is incorporated by reference in the December 31, 1999 annual report to stockholders on Form 10-K of Tower Bancorp, Inc.


SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 15, 2000