Form 10-Q
period 2000-03-31
TOWER BANCORP INC
filed 2000-05-19
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000
Commission file number:  2-89573


                    TOWER BANCORP INC.
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1445946
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

Center Square
Greencastle, Pennsylvania                             17225
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 597-2137


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,762,826 shares of common stock

















Page 1 of 11 pages









TOWER BANCORP, INC.

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - March 31, 2000
      and December 31, 1999  3
    Condensed consolidated statements of income - three months
      ended March 31, 2000 and 1999    4
    Condensed consolidated statements of comprehensive income -
      three months ended March 31, 2000 and 1999 5
    Condensed consolidated statements of cash flows - three
      months ended March 31, 2000 and 1999  6
    Notes to condensed consolidated financial statements   7

    Management's discussion and analysis of financial
      condition and results of operations   8 and 9

PART II - OTHER INFORMATION  10

    Item 6 - Index to Exhibits and Reports on Form 8-K     10

    Signatures     11

    Exhibits

















Page 2 of 11 page























PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                             March 31,     December 31,
                                              2000             1999  *
    ASSETS                                (Unaudited)      (Audited)
                                                 (000 Omitted)

Cash and due from banks $   5,229 $   5,062
Interest bearing balances with banks   6,698     6,215
Investment securities available for sale    54,463    53,067
Restricted bank stock   2,904     2,779
Loans              134,724   131,760
Less:  reserve for possible loan losses     (     1,678)   (    1,719)
Bank premises, equipment, furniture
  and fixtures     3,567     3,213
Accrued interest receivable  540  1,137
Deferred income taxes   1,344     1,094
Cash surrender value of life insurance 2,931     2,895
Other assets      2,093     1,371
         Total assets   $ 212,815 $ 206,874

LIABILITIES AND CAPITAL
Deposits in domestic offices:
    Demand         $  13,992 $  13,746
    Savings        84,981    81,678
    Time           64,133    64,300
Liabilities for borrowed money    24,858    23,025
Accrued interest payable     402  385
Other liabilities      1,756     1,604
              Total liabilities     190,122   184,738

EQUITY CAPITAL
    Capital stock, common, authorized 5,000,000
     shares; 1,780,100 shares issued - 2000
     1,780,100 shares issued - 1999    2,225     2,225
    Additional paid-in capital    6,707     6,707
    Retained earnings   15,317    14,461
    Accumulated other comprehensive income  (    1,030)    (      725)
    Less:  cost of treasury stock (      526)    (      532)
              Total equity capital        22,693    22,136

              Total liabilities and
               capital  $ 212,815 $ 206,874

*  Condensed from audited financial statements






The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 11 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest Income
    Interest & fees on loans $   2,823 $   2,534
    Interest on investment securities
     available for sale 771  663
    Interest on federal funds sold     0    1
    Interest on deposits with banks          105        90
              Total interest & dividend income       3,699     3,288
Interest Expense
    Interest on deposits     1,353     1,239
    Interest on federal funds purchased and
     Securities sold under repo agreements  0    9
    Interest on borrowed money          350       193
              Total interest expense       1,703     1,441

              Net interest income      1,996     1,847

Provision for loan losses            0         0

Net interest income after provision
 for loan losses       1,996     1,847

Other Income
    Trust Department income  206  157
    Service charges on deposit accounts     107  77
    Other service charges    22   17
    Other operating income           64            23
    Investment securities gains (losses)          368       287
              Total other income        767       561
Other Expense
    Salaries, wages and other benefits 763  704
    Occupancy expense of bank premises 85   83
    Furniture and fixture expense 130  113
    Other operating expenses       625       527
              Total other expenses         1,603     1,427

              Income before taxes 1,160     981
Applicable income taxes       303       295
              Net income     $     857 $     686

Common share date:
Net income per share    $     .49 $     .39
Weighted average number of shares
 outstanding  1,762,646 1,763,480



The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 11 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
                                                   2000         1999
                                                      (000 Omitted)
Net income         $ 857     $ 686

Other comprehensive income:
    Unrealized holding gains (losses)  (  836)   (  722)
     reclassification adjustment for gains
      Realized in net income   368       287
                   (  468)   (  435)

Tax effect           163       148

Other comprehensive income   (  305)   (  287)

Comprehensive income    $ 552     $ 399

































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 11 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2000 and 1999
(UNAUDITED)
                                                   2000        1999
                                                   (000 Omitted)
Cash flows from operating activities:
    Net income     $   857   $   686
    Adjustments to reconcile net income to net
      cash:
         Depreciation and amortization 105  90
         Provision for loan losses     0    0
         (Gain) on sale of investment securities (    368) (    287)
         Provision for deferred taxes  (     88) (    546)
         (Increase) in other assets    (    758) (    340)
         (Increase) in interest receivable  597  (     47)
         Increase in interest payable  17   (      6)
         (Decrease) in other liabilities        152       453
Net cash provided by operating activities       514         3

Cash flows from investing activities:
    Loans (net)    (  3,005) 475
    Purchases of bank premises, equipment,
     furniture and fixtures  (    459) (    338)
    Interest bearing balances with banks    (    483) 2
    Purchases of available for sale securities   (  4,294) (  2,811)
    Maturities/sales of available for sale
     Securities      2,673       685
Net cash (used) by investing activities     (  5,568) (  1,987)

Cash flows from financing activities:
    Net increase in deposits 3,382     6,089
    Net change in federal funds   0    (  2,366)
    Debt (net)     1,833     (    440)
    Proceeds from sale of capital stock           6         0
Net cash provided by financing activities     5,221     3,283

Net increase in cash and cash equivalents   167  1,299

Cash and cash equivalents at beginning of year     5,062     3,442

Cash and cash equivalents at end of quarter $ 5,229   $ 4,741












The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 11 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of March 31, 2000 and the results of its operations for the three month period ended March 31, 2000 and 1999. Certain reclassifications have been made to the 1999 historical financial statements to conform to the 2000 presentation.

The results of operations for the three month period ended
March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Income Taxes

Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

Note 3.  Commitments

In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the bank does not anticipate any losses as a result of these transactions.

















Page 7 of 11 pages

TOWER BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    Net income for the first quarter of 2000 was $ 857,000 compared to $ 686,000 for the first quarter of 1999. Net income on a per share basis for 2000 was $ .49, up $ .10 from the $ .39 realized during the first three months of 1999.

    Total interest income for the first three months of 2000 was $ 3,699,000 compared to $ 3,288,000 for the first three months of 1999. Increases occurred primarily in loan income resulting from a combination of volume and rate increases. Average rates on loans increased approximately fourteen basis points over those at the end of the first quarter of 1999 as loan rates have steadily risen during most of 1999. Average loan balances at March 31, 2000 have increased 9.5% over those at March 31, 1999. Increases were primarily in mortgage and commercial loans, which increased 12% and 19.5%, respectively since March 31, 1999. Earnings on investments for the first quarter increased 16% over totals for the corresponding period in 1999. Increases were attributable primarily to volume increases as average rates earned remained relatively constant with 1999 rates.

    Total interest expense was $ 1,703,000 for the first quarter of 2000, an increase of $ 262,000 over the $ 1,441,000 reported for the first quarter of 1999. Increases in average total deposits has been 11% since March 31, 1999. Most of this growth has occurred in the transaction and savings accounts with some modest growth in certificates of deposit. Average rates on deposits have remained consistent with prior year amounts. This coupled with the fact that deposit growth has been concentrated in the deposit areas that represent the lowest cost of funds to the bank, has allowed the bank to maintain its net interest margin. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

    The bank has not made a provision for loan losses, which is consistent with the first quarter of 1999. Net charge-offs were $ 41,000 during the first quarter of 2000 compared to $ 27,000 during the first quarter of 1999, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. As a result, nonaccrual and classified loans continue to decrease. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainities that would significantly impact future operations, liquidity or capital. Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

Page 8 of 11

    Noninterest income was $ 767,000 for the first quarter of 2000 representing a 36.7% increase over the first quarter of 1999. Increases were primarily in services charges on deposit accounts, securities gains and Trust Department income.

    Noninterest expenses were $ 1,603,000 for the first quarter of 2000 compared to $ 1,427,000 for 1999. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

    The bank's effective income tax rate was 26.1% and 30.1% for the first three months of 2000 and 1999, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans, which have increased 35.7% from March 31, 1999 to March 31, 2000.

    Total assets were $ 212,815,000 at March 31, 2000 compared to $ 206,874,000 at March 31, 1999. This represents a growth rate of approximately 3%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 22,693,000 at March 31, 2000, representing 10.7% of total assets compared to $ 22,136,000 at March 31, 1999, which also represented 10.7% of total assets. The bank has been able to sustain its equity ratio comparable to prior year levels after paying a special dividend of $ .50 per share in the latter part of 1999 and increasing its regular dividend for 1999 by 9%. Risk-based capital ratios continue to exceed regulatory minimums.



























Page 9 of 11

















PART II - OTHER INFORMATION

PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

    Not applicable

Item 2 - Changes in Securities

    Not applicable

Item 3 - Defaults Upon Senior Securities

    Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5 - Other Information

    Not applicable

Item 6 - Index to Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number Referred to               Description
Item 601 of Regulation S-K               of Exhibit

              27        Financial Data Schedule
              99        Report of Independent
Accountant's on Interim Financial
Statements

(b) Reports on Form 8-K:

         None
















Page 10 of 11 pages

SIGNATURES




         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   TOWER BANCORP, INC.
                   (REGISTRANT)



                   /s/  Jeff B. Shank
                   Jeff B. Shank, President, CEO
(Principal Executive Officer
and Principal Financial
Officer)

Date:  May 10, 2000





                   /s/Donald F. Chlebowski, Jr.
Donald F. Chlebowski, Jr.,
Treasurer
(Principal Accounting Officer)


Date:  May 10, 2000





















Page 11 of 11 pages

EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


    We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of March 31, 2000 and the related consolidated statements of income for the three months ended March 31, 2000 and 1999 and consolidated statements of comprehensive income for the three months ended March 31, 2000 and 1999 and consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the corporation's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




    /s/ Smith Elliott Kearns & Company, LLC

    SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
May 9, 2000