Form 10-Q
period 2000-06-30
TOWER BANCORP INC
filed 2000-08-14
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000
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

1,763,076 shares of common stock

















Page 1 of 13 pages









TOWER BANCORP, INC.

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - June 30, 2000
	  and December 31, 1999	3
	Condensed consolidated statements of income - three months
	  ended June 30, 2000 and 1999	4
	Condensed consolidated statements of comprehensive income -
	  three months ended June 30, 2000 and 1999	5
	Condensed consolidated statements of income - six months
	  ended June 30, 2000 and 1999	6
	Condensed consolidated statements of comprehensive income -
	  six months ended June 30, 2000 and 1999	7
	Condensed consolidated statements of cash flows - six
	  months ended June 30, 2000 and 1999	8
	Notes to condensed consolidated financial statements	9

	Management's discussion and analysis of financial
	  condition and results of operations	10 and 11

PART II - OTHER INFORMATION	12

	Item 6 - Index to Exhibits and Reports on Form 8-K	12

	Signatures	13

	Exhibits













Page 2 of 13 page























PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30,     December 31,
                                              2000             1999  *
	ASSETS                                (Unaudited)      (Audited)
                                                 (000 Omitted)

Cash and due from banks	$   5,406	$   5,062
Interest bearing balances with banks	6,108	6,215
Investment securities available for sale	55,351	53,067
Restricted bank stock	2,953	2,779
Loans			138,415	131,760
Less:  reserve for possible loan losses	(     1,631)	(    1,719)
Bank premises, equipment, furniture
  and fixtures	3,549	3,213
Accrued interest receivable	1,271	1,137
Deferred income taxes	1,354	1,094
Cash surrender value of life insurance	2,937	2,895
Other assets	    1,329	    1,371
		Total assets	$ 217,042	$ 206,874

LIABILITIES AND CAPITAL
Deposits in domestic offices:
	Demand		$  17,023	$  13,746
	Savings		82,394	81,678
	Time			68,097	64,300
Liabilities for borrowed money	24,170	23,025
Accrued interest payable	433	385
Other liabilities	    1,617	    1,604
			Total liabilities	  193,734	  184,738

EQUITY CAPITAL
	Capital stock, common, authorized 5,000,000
	 shares; 1,780,100 shares issued - 2000
	 1,780,100 shares issued - 1999 	2,225	2,225
	Additional paid-in capital	6,706	6,707
	Retained earnings	15,873	14,461
	Accumulated other comprehensive income	(      976)	(      725)
	Less:  cost of treasury stock	(      520)	(      532)
			Total equity capital	   23,308	   22,136

			Total liabilities and
			 capital	$ 217,042	$ 206,874

*  Condensed from audited financial statements






The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 13 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest Income
	Interest & fees on loans	$   2,938	$   2,558
	Interest on investment securities
	 available for sale	788	687
	Interest on federal funds sold	2	42
	Interest on deposits with banks	       96	       95
			Total interest & dividend income	    3,824	    3,382
Interest Expense
	Interest on deposits	1,404	1,273
	Interest on federal funds purchased and
	 Securities sold under repo agreements	0	0
	Interest on borrowed money	      386	      304
			Total interest expense	    1,790	    1,577

			Net interest income 	2,034	1,805

Provision for loan losses	        0	        0

Net interest income after provision
 for loan losses	    2,034	    1,805

Other Income
	Trust Department income	142	99
	Service charges on deposit accounts	117	95
	Other service charges	25	18
	Other operating income	        308	       69
	Investment securities gains (losses)	       77	      550
			Total other income	      669	      831
Other Expense
	Salaries, wages and other benefits	758	740
	Occupancy expense of bank premises	75	74
	Furniture and fixture expense	134	114
	Other operating expenses	      581	      709
			Total other expenses	    1,548	    1,637

			Income before taxes	1,155	999
Applicable income taxes	      282	      301
			Net income	$     873	$     698

Common share date:
Net income per share	$     .50	$     .40
Weighted average number of shares
 outstanding	1,762,937	1,763,494



The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 13 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                   2000         1999
                                                      (000 Omitted)
Net income		$ 873	$   698

Other comprehensive income:
	Unrealized holding gains (losses)	  160	(  1,821)
	 reclassification adjustment for gains
	  Realized in net income	(   77)	    550
				  83	(  1,271)

Tax effect		(   29)	    432

Other comprehensive income	   54	(    839)

Comprehensive income	$ 927	($   141)

































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 13 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest Income
	Interest & fees on loans	$   5,761	$   5,092
	Interest on investment securities
	 available for sale	1,559	1,349
	Interest on federal funds sold	2	42
	Interest on deposits with banks	      201	      186
			Total interest & dividend income	    7,523	    6,669
Interest Expense
	Interest on deposits	2,757	2,511
	Interest on federal funds purchased and
	 Securities sold under repo agreements	0	9
	Interest on borrowed money	      736	      497
			Total interest expense	    3,493	    3,017

			Net interest income 	4,030	3,652

Provision for loan losses	        0	        0

Net interest income after provision
 for loan losses	    4,030	    3,652

Other Income
	Trust Department income	348	255
	Service charges on deposit accounts	224	172
	Other service charges	47	35
	Other operating income	        372	       93
	Investment securities gains (losses)	      445	      837
			Total other income	    1,436	    1,392
Other Expense
	Salaries, wages and other benefits	1,521	1,445
	Occupancy expense of bank premises	160	157
	Furniture and fixture expense	264	226
	Other operating expenses	    1,206	    1,236
			Total other expenses	    3,151	    3,064

			Income before taxes	2,315	1,980
Applicable income taxes	      585	      595
			Net income	$   1,730	$   1,385

Common share date:
Net income per share	$     .98	$     .79
Weighted average number of shares
 outstanding	1,762,791	1,764,230



The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 13 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
                                                   2000         1999
                                                      (000 Omitted)
Net income		$ 1,730	$ 1,385

Other comprehensive income:
	Unrealized holding gains (losses)	  (    830)	(  2,543)
	 reclassification adjustment for gains
	  Realized in net income	    445	    837
				 (    385)	(  1,706)

Tax effect		    134	    580

Other comprehensive income	(    251)	(  1,126)

Comprehensive income	$ 1,479	$   259

































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 13 pages

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2000 and 1999
(UNAUDITED)
                                                   2000        1999
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$ 1,730	$ 1,385
	Adjustments to reconcile net income to net
	  cash:
		Depreciation and amortization	212	180
		Provision for loan losses	0	0
		(Gain) on sale of investment securities	(    445)	(    837)
		Provision for deferred taxes	(    126)	(    108)
		(Increase) in other assets	    0	(  1,095)
		(Increase) in interest receivable	(    134)	(     70)
		Increase (decrease) in interest payable	48	(     36)
		Increase (decrease) in other liabilities	     13	     62
Net cash provided (used) by operating activities	  1,298	(    519)

Cash flows from investing activities:
	Loans (net)	(  6,743)	(    824)
	Purchases of bank premises, equipment,
	 furniture and fixtures	(    548)	(    293)
	Interest bearing balances with banks	    107	661
	Purchases of available for sale securities	(  7,568)	(  9,442)
	Maturities/sales of available for sale
	 securities	  5,170	  1,472
	Purchase of cash surrender value -
	 officers' life insurance	0	(  2,895)
	Sales of other real estate	      0	    121
Net cash (used) by investing activities	(  9,582)	( 11,200)

Cash flows from financing activities:
	Net increase in deposits	7,790	13,875
	Net change in federal funds	0	(  2,366)
	Debt (net)	1,145	(    413)
	Cash dividends paid	(    318)	(    265)
	Proceeds from sale of capital stock	     11	      0
Net cash provided by financing activities	  8,628	 10,831

Net increase in cash and cash equivalents	344	(    888)

Cash and cash equivalents at beginning of year	  5,062	  5,114

Cash and cash equivalents at end of quarter	$ 5,406	$ 4,226








The accompanying notes are an integral part of these condensed financial statements.

Page 8 of 13 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q filing.

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999. Certain reclassifications have been made to the 1999 historical financial statements to conform to the 2000 presentation.

The results of operations for the six month period ended
June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

















Page 9 of 13 pages

TOWER BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Net income for the first six months of 2000 was $ 1,730,000 compared to $ 1,385,000 for the first half of 1999. Net income on a per share basis for 2000 was $ .98, up $ .19 from the $ .79 realized during the first six months of 1999.

	Total interest income for the first six months of 2000 was $ 7,523,000 compared to $ 6,669,000 for the first six months of 1999. Increases occurred primarily in loan income resulting from a combination of volume and rate increases. Average rates on loans increased approximately fourteen basis points over those at the end of the first half of 1999 as loan rates have steadily risen during most of 1999. Average loan balances at June 30, 2000 have increased 9.7% over those at June 30, 1999. Increases were primarily in mortgage and commercial loans, which increased 13.1% and 16.0%, respectively since June 30, 1999. Earnings on investments for the first half increased 11.7% over totals for the corresponding period in 1999. Increases were attributable primarily to volume increases as average rates earned remained relatively constant with 1999 rates.

	Total interest expense was $ 3,493,000 for the first half of 2000, an increase of $ 476,000 over the $ 3,017,000 reported for the first half of 1999. $ 239,000 of the increase in interest expense was attributable to increases in liabilities for borrowed money. In an effort to manage net interest spreads, management is using available borrowing arrangements as a supplemental source of funds to maintain liquidity goals. Increases in average total deposits has been 9.2% since June 30, 1999. Most of this growth has occurred in the transaction and savings accounts with some modest growth in certificates of deposit. Average rates on deposits have remained consistent with prior year amounts. This coupled with the fact that deposit growth has been concentrated in the deposit areas that represent the lowest cost of funds to the bank, has allowed the bank to maintain its net interest margin. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

	The bank has not made a provision for loan losses, which is consistent with the first half of 1999. Net charge-offs were $ 88,000 during the first half of 2000 compared to $ 105,000 during the first half of 1999, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. As a result, nonaccrual and classified loans continue to decrease.
 Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainities that would significantly impact future operations, liquidity or capital. Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.
Page 10 of 13

	Noninterest income was $ 1,436,000 for the first half of 2000 representing a 3.2% increase over the first half of 1999. Increases were primarily in services charges on deposit accounts and Trust Department income. Gains from the sales of investments were down by $ 392,000 at June 30, 2000 compared to 1999 due to decreases in sales activities and decreases in market values during 2000. Other income through June 30, 2000 was $ 279,000 above the total reported through June 30, 1999. This was due to a one time gain of $ 236,000 on the disposition of insurance stock received as part of the demutalization of John Hancock Life.

	Noninterest expenses were $ 3,151,000 for the first half of 2000 compared to $ 3,064,000 for 1999. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

	The bank's effective income tax rate was 25.2% and 30.1% for the first six months of 2000 and 1999, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans, which have increased 28.9% from June 30, 1999 to June 30, 2000.

	Total assets were $ 217,042,000 at June 30, 2000 compared to $ 198,546,000 at June 30, 1999. This represents a growth rate of approximately 9.3%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 23,308,000 at June 30, 2000, representing 10.7% of total assets compared to $ 22,482,000 at June 30, 1999, which represented 11.3% of total assets. The bank has been able to sustain its equity ratio comparable to prior year levels after paying a special dividend of $ .50 per share in the latter part of 1999 and increasing its regular dividend for 1999 by 9%. Risk-based capital ratios continue to exceed regulatory minimums.





















Page 11 of 13

















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
















Page 12 of 13 pages

SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				TOWER BANCORP, INC.
				(REGISTRANT)



				/s/  Jeff B. Shank
				Jeff B. Shank, President, CEO
(Principal Executive Officer
and Principal Financial
Officer)

Date:  August 9, 2000





				/s/Donald F. Chlebowski, Jr.
Donald F. Chlebowski, Jr.,
Treasurer
(Principal Accounting Officer)


Date:  August 9, 2000





















Page 13 of 13 pages

6-MOS
DEC-31-2000
JUN-30-2000
5,406
6,108
0
0
58,304
0
0
138,415
1,631
217,042
167,514
3,315
2,050
21,543
0
0
2,225
21,083
217,042
5,761
1,762
0
7,523
2,757
736
4,030
0
445
3,151
2,315
1,730
0
0
1,730
 .98
 .98
3.91
393
744
0
0
1,719
96
8
1,631
1,631
0
1,219

EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of June 30, 2000 and the related consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999 and consolidated statements of comprehensive income for the three and six month periods ended
June 30, 2000 and 1999 and consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
August 9, 2000