Form 10-Q
period 2000-09-30
TOWER BANCORP INC
filed 2000-11-13
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000
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

1,761,561 shares of common stock

















Page 1 of 13 pages










TOWER BANCORP, INC.

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - September 30, 2000
	  and December 31, 1999	3
	Condensed consolidated statements of income - three months
	  ended September 30, 2000 and 1999	4
	Condensed consolidated statements of income - nine months
	  ended September 30, 2000 and 1999	5
	Condensed consolidated statements of comprehensive income -
	  nine months ended June 30, 2000 and 1999	6
	Condensed consolidated statements of cash flows - nine
	  months ended September 30, 2000 and 1999	7
	Notes to condensed consolidated financial statements	8

	Management's discussion and analysis of financial
	  condition and results of operations	9 and 10

PART II - OTHER INFORMATION	11

	Item 6 - Index to Exhibits and Reports on Form 8-K	12

	Signatures	13

	Exhibits













Page 2 of 13 pages
























PART I - FINANCIAL INFORMATION


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                           September 30,   December 31,
                                              2000             1999  *
	ASSETS                                (Unaudited)      (Audited)
                                                 (000 Omitted)

Cash and due from banks	$   4,627	$   5,062
Interest bearing balances with banks	5,517	6,215
Investment securities available for sale	56,389	53,067
Restricted bank stock	3,095	2,779
Loans			145,111	131,760
Less:  reserve for possible loan losses	(     1,601)	(    1,719)
Bank premises, equipment, furniture
  and fixtures	3,597	3,213
Accrued interest receivable	1,352	1,137
Deferred income taxes	1,018	1,094
Cash surrender value of life insurance	3,084	2,895
Other assets	    1,234	    1,371
		Total assets	$ 223,421	$ 206,874

LIABILITIES AND CAPITAL
Deposits in domestic offices:
	Demand		$  13,506	$  13,746
	Savings		81,915	81,678
	Time			70,738	64,300
Liabilities for borrowed money	30,763	23,025
Accrued interest payable	488	385
Other liabilities	    1,471	    1,604
			Total liabilities	  198,881	  184,738

EQUITY CAPITAL
	Capital stock, common, authorized 5,000,000
	 shares; 1,780,100 shares issued - 2000
	 1,780,100 shares issued - 1999 	2,225	2,225
	Additional paid-in capital	6,705	6,707
	Retained earnings	16,739	14,461
	Accumulated other comprehensive income	(      577)	(      725)
	Less:  cost of treasury stock	(      552)	(      532)
			Total equity capital	   24,540	   22,136

			Total liabilities and
			 capital	$ 223,421	$ 206,874

*  Condensed from audited financial statements






The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest Income
	Interest & fees on loans	$   3,122	$   2,823
	Interest on investment securities
	 available for sale	812	554
	Interest on federal funds sold	0	39
	Interest on deposits with banks	      131	       54
			Total interest & dividend income	    4,035	    3,470
Interest Expense
	Interest on deposits	1,545	1,297
	Interest on federal funds purchased and
	 Securities sold under repo agreements	0	3
	Interest on borrowed money	      389	      249
			Total interest expense	    1,934	    1,549

			Net interest income 	2,101	1,921

Provision for loan losses	        0	        0

Net interest income after provision
 for loan losses	    2,101	    1,921

Other Income
	Trust Department income	203	152
	Service charges on deposit accounts	125	106
	Other service charges	27	33
	Other operating income	        63	       95
	Investment securities gains (losses)	      280	      431
			Total other income	      698	      817
Other Expense
	Salaries, wages and other benefits	753	740
	Occupancy expense of bank premises	82	65
	Furniture and fixture expense	132	112
	Other operating expenses	      669	      593
			Total other expenses	    1,636	    1,510

			Income before taxes	1,163	1,228
Applicable income taxes	      297	      368
			Net income	$     866	$     860

Common share date:
Net income per share	$     .49	$     .49
Weighted average number of shares
 outstanding	1,762,311	1,762,306



The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
                                                  2000         1999
                                                  (000 Omitted)
Interest Income
	Interest & fees on loans	$   8,883	$   7,915
	Interest on investment securities
	 available for sale	2,371	1,902
	Interest on federal funds sold	0	82
	Interest on deposits with banks	      304	      240
			Total interest & dividend income	   11,558	   10,139
Interest Expense
	Interest on deposits	4,302	3,809
	Interest on federal funds purchased and
	 Securities sold under repo agreements	0	12
	Interest on borrowed money	    1,125	      745
			Total interest expense	    5,427	    4,566

			Net interest income 	6,131	5,573

Provision for loan losses	        0	        0

Net interest income after provision
 for loan losses	    6,131	    5,573

Other Income
	Trust Department income	551	408
	Service charges on deposit accounts	349	278
	Other service charges	74	68
	Other operating income	        435	       187
	Investment securities gains (losses)	      725	    1,268
			Total other income	    2,134	    2,209
Other Expense
	Salaries, wages and other benefits	2,274	2,185
	Occupancy expense of bank premises	242	222
	Furniture and fixture expense	396	339
	Other operating expenses	    1,875	    1,829
			Total other expenses	    4,787	    4,575

			Income before taxes	3,478	3,207
Applicable income taxes	      882	      963
			Net income	$   2,596	$   2,244

Common share date:
Net income per share	$    1.47	$    1.27
Weighted average number of shares
 outstanding	1,762,630	1,763,469



The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
                                                   2000         1999
                                                      (000 Omitted)
Net income		$ 2,596	$ 2,244

Other comprehensive income:
	Unrealized holding gains (losses)	      944	(  1,672)
	 reclassification adjustment for gains
	  Realized in net income	    725	  1,268
				     219	(    404)

Tax effect		(     71)	    137

Other comprehensive income	    148	(    267)

Comprehensive income	$ 2,744	$ 1,977

































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2000 and 1999
(UNAUDITED)
                                                   2000        1999
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$  2,596	$ 2,244
	Adjustments to reconcile net income to net
	  cash:
		Depreciation and amortization	310	339
		Provision for loan losses	0	0
		(Gain) on sale of investment securities	(     725)	(  1,268)
		Provision for deferred taxes	    4	(  1,329)
		(Increase) decrease in other assets	    137	  266
		(Increase) decrease in interest receivable	(     215)	(    139)
		Increase (decrease) in interest payable	103	(     25)
		Increase (decrease) in other liabilities	(     133)	    676
Net cash provided (used) by operating activities	   2,077	    764

Cash flows from investing activities:
	Loans (net)	(  13,469)	(  7,734)
	Purchases of bank premises, equipment,
	 furniture and fixtures	(     694)	(    251)
	Interest bearing balances with banks	    698	375
	Purchases of available for sale securities	(   9,551)	( 13,810)
	Maturities/sales of available for sale
	 securities	  6,859	  5,325
	Purchase of cash surrender value -
	 officers' life insurance	(     189)	(  2,895)
	Sales of other real estate	       0	    121
Net cash (used) by investing activities	(  16,346)	( 18,869)

Cash flows from financing activities:
	Net increase in deposits	6,435	16,097
	Net change in federal funds	0	(  2,366)
	Debt (net)	7,738	  3,846
	Cash dividends paid	(     317)	(    263)
	Purchase treasury stock	(      44)	0
	Proceeds from sale of capital stock	      22	      0
Net cash provided by financing activities	  13,834	 17,314

Net increase (decrease) in cash and cash
 equivalents	(     435)	(    791)

Cash and cash equivalents at beginning of year	   5,062	  5,114

Cash and cash equivalents at end of quarter	$  4,627	$ 4,323






The accompanying notes are an integral part of these condensed financial statements.

Page 8 of 13 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q filing.

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999. Certain reclassifications have been made to the 1999 historical financial statements to conform to the 2000 presentation.

The results of operations for the nine month period ended
September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

















Page 9 of 13 pages


TOWER BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Net income for the first nine months of 2000 was $ 2,596,000 compared to $ 2,244,000 for 1999. Net income on a per share basis for 2000 was $ 1.47, up $ .20 from the $ 1.27 realized during the first nine months of 1999.

	Total interest income for the first nine months of 2000 was $ 11,558,000 compared to $ 10,139,000 for the first nine months of 1999. Increases occurred primarily in loan income resulting from a combination of volume and rate increases. Average rates on loans increased approximately thirty-five basis points over those at the end of September 1999 as loan rates have steadily risen during most of 2000. Average loan balances at September 30, 2000 have increased 10.2% over those at September 30, 1999. Increases were primarily in mortgage and commercial loans, which increased 14.0% and 15.0%, respectively since September 30, 1999. Earnings on investments through September 30, 2000 increased 24.7% over totals for the corresponding period in 1999. Increases were attributable primarily to volume increases as average rates earned remained relatively constant with 1999 rates.

	Total interest expense was $ 5,427,000 for the first nine months of 2000, an increase of $ 861,000 over the $ 4,566,000 reported for 1999. $ 380,000 of the increase in interest expense was attributable to increases in liabilities for borrowed money. In an effort to manage net interest spreads, management is using available borrowing arrangements as a supplemental source of funds to maintain liquidity goals. Increases in average total deposits has been 6.4% since September 30, 1999. Most of this growth has occurred in the interest bearing transaction accounts and certificates of deposit. Average rates on deposits have increased twenty-two basis points over prior year amounts. This has been matched with corresponding increases in average rates on loans, as mentioned earlier, and has allowed the bank to maintain its net interest margin. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

	The bank has not made a provision for loan losses, which is consistent with the first nine months of 1999. Net charge-offs were $ 118,000 during the first nine months of 2000 compared to $ 88,000 during the first nine months of 1999, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. As a result, nonaccrual and classified loans continue to decrease. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainities that would significantly impact future operations, liquidity or capital.
 Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.
Page 10 of 13


	Noninterest income was $ 2,134,000 for the first nine months of 2000 representing a 3.5% increase over the first nine months of 1999. Increases were primarily in service charges on deposit accounts and Trust Department income. Gains from the sales of investments were down by $ 543,000 at September 30, 2000 compared to 1999 due to decreases in sales activities and decreases in market values during 2000. Other income through September 30, 2000 was $ 248,000 above the total reported through September 30, 1999. This was due to a one time gain of $ 236,000 on the disposition of insurance stock received as part of the demutalization of John Hancock Life.

	Noninterest expenses were $ 4,787,000 for the first nine months of 2000 compared to $ 4,575,000 for 1999. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

	The bank's effective income tax rate was 25.4% and 30.0% for the first nine months of 2000 and 1999, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans, which have increased 27.7% from September 30, 1999 to September 30, 2000.

	Total assets were $ 223,421,000 at September 30, 2000 compared to $ 205,216,000 at September 30, 1999. This represents a growth rate of approximately 8.9%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 24,540,000 at September 30, 2000, representing 10.8% of total assets compared to $ 22,482,000 at June 30, 1999, which represented 11.3% of total assets. The bank has been able to sustain its equity ratio comparable to prior year levels after paying a special dividend of $ .50 per share in the latter part of 1999 and increasing its regular dividend for 1999 by 9%. Risk-based capital ratios continue to exceed regulatory minimums.


















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

Date:  November 9, 2000





				/s/Donald F. Chlebowski, Jr.
Donald F. Chlebowski, Jr.,
Treasurer
(Principal Accounting Officer)


Date:  November 9, 2000





















Page 13 of 13 pages


9-MOS
DEC-31-2000
SEPT-30-2000
4,627
5,517
0
0
59,482
0
0
145,111
1,601
223,421
166,159
3,265
1,959
27,498
2,225
0
0
22,315
223,421
8,883
2,371
304
11,558
4,302
1,125
6,131
0
725
4,787
3,478
3,478
0
0
2,596
1.47
1.47
3.84
278
517
0
0
1,719
132
14
1,601
1,601
0
1,100


EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of September 30, 2000 and the related consolidated statements of income for the three and nine month periods ended September 30, 2000 and 1999 and consolidated statements of comprehensive income for the nine months ended September 30, 2000 and 1999 and consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
November 9, 2000