Form 10-K
period 2000-12-31
TOWER BANCORP INC
filed 2001-03-19
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
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

As of December 31, 2000, 1,756,506 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 34,690,994.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2000 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2001
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

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

	During 1998 Tower acquired 9,807 shares of its own common stock and sold 5,005 shares of treasury stock to First's ESOP plan, and 1,504 shares to First executive officers and directors as part of a stock option plan. On July 1, 1998 Tower issued a 2 for 1 stock split of 885,600 shares, increasing the total number of shares outstanding at December 31, 1998 to 1,765,400.
	During 1999 Tower acquired 9,691 shares of its own common stock and sold 5,872 shares of treasury stock to First's ESOP plan, and 1,020 shares to First executive officers as part of a stock option plan.
	During 2000 Tower acquired 7,750 shares of its own common stock and sold 1,655 shares of treasury stock to First executive officers and directors as part of a stock option plan.
	Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its five branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg and Laurich, as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
	Tower has no employees other than its four officers who are also employees of First, its subsidiary.
On December 31, 2000, First had 75 full-time and 15 part-time employees.
	Tower contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks. Tower also may seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities. Any acquisition by Tower will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, and, in some instances, other regulatory agencies and its shareholders. During 1996 Tower secured approval and purchased property for use as a possible future branch office, in Washington County, Maryland. During 1998 Tower secured approval and purchased property for a branch office in Waynesboro, Pennsylvania. Construction on this branch was started during 1998 and the new branch opened in the first quarter of 1999.
Business of First
	First was organized as a national bank in 1983 as part of an agreement and plan of merger between Tower and The First National Bank of Greencastle, the predecessor of First, under which First became a wholly-owned subsidiary of Tower. As indicated, First is the successor to The First National Bank of Greencastle which was originally organized in 1864.
	First is engaged in commercial banking and trust business as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate, business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
	Through its trust department, First has rendered services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law. In 2000, First entered into an affiliation agreement with Sentry Trust Company, a Pennsylvania Limited Purpose Bank, (Sentry) whereby Sentry acquired from First the right to service the trust accounts of First. Through this affiliation agreement trust and other financial services are provided to First's customers by Sentry.
-4-


	As of December 31, 2000, First had total assets of approximately $ 225 million, total shareholders' equity of approximately $ 26.6 million and total deposits of approximately $ 177 million.
Regulation and Supervision
	Tower Bancorp, Inc. (Tower) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). As a registered bank holding company, the parent company is required to file with the FRB certain reports and information. Tower is also subject to examination by the FRB and is restricted in its acquisitions, certain of which are subject to approval by the FRB. In addition, the parent company would be required to obtain the approval of the Pennsylvania State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.
	Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First National Bank of Greencastle (First). As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.

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


credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
	FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized".
A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
	Based on their respective regulatory capital ratios at December 31, 2000, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.
	A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.
	Federal regulations recently issued proposed regulations to implement the privacy provisions of the

Gramm-Leach-Bliley Act (Financial Services Modernization
Act). This new law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. These regulations took effect in 2000. The corporation is in the process of developing privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.
	The earnings of First, and therefore the earnings of Tower, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the OCC and the FDIC.
	In addition to banking and securities laws, regulations and regulatory agencies, the Corporation also is subject to various other laws, regulations and regulatory agencies throughout the United States. Furthermore, various proposals, bills and regulations have been and are being considered in the United States Congress, and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Corporation.
	References under the caption "Supervision and Regulation" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.
Important Factors Relating to Forward Looking Statements
	The Private Securities Litigation Reform Act of
1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
	The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable and are beyond the

Corporation's control. In addition, these conditions and policies can impact the Corporation's customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact on the Corporation's ability to maintain its revenue streams.
	As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.
	As noted in "Supervision and Regulation", the Corporation is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.
	The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure.
	As with any financial institution, the Corporation is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation's services. Ultimately, the Corporation's businesses and their success are dependent on the Corporation's ability to attract and retain high quality employees.
Competition
	First's principal market area consists of the southern portion of Franklin County, Pennsylvania, the northeastern portion of Washington County, Maryland, and a portion of Fulton County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.

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

                           Held      Employee     Age as
     Name/Office Held      Since      Since      of 12/31/00
Kermit G. Hicks, Chairman
  of the Board	1983	(1)	65
Harold C. Gayman, Vice
  Chairman of the Board	1983	(1)	74
Jeff B. Shank, President
  and Director	1992	1983	45
Betty J. Lehman, Director	1985	(1)	75
Robert L. Pensinger,
 Director		1987	(1)	67
James H. Craig, Director	1990	(1)	67
Lois Easton, Director	1990	(1)	65
(1)  These directors are not employees of the Bank.
                            Held  Bank Employee    Age as
     Name/Office Held       Since     Since      of 12/31/00
Jeff B. Shank, President	1992	1976	45
John H. McDowell,
  Executive Vice President	1994	1977	51
Don Kunkle, Vice President	1987	1987	51
Donald Chlebowski, Vice
  President	1991	1980	42

Part II

Item 5.	Market for Registrant's Common Stock and Related
		  Security Holder Matters.

	Tower's common stock is not traded on a national securities exchange, but is traded through the local and over-the-counter local markets. At December 31, 2000, the approximate number of shareholders of record was 1,035. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                         Cash Dividends
            Period            Paid            Market Price
2000   	1st Quarter	$   0	$ 23.00 - $ 23.00
	2nd Quarter	.18	21.13 -   21.63
	3rd Quarter	0	21.00 -   21.63
	4th Quarter	.38	19.75 -   19.75
1999   	1st Quarter	$   0	$ 29.50 - $ 33.00
	2nd Quarter	.15	28.00 -   30.25
	3rd Quarter	.50	23.75 -   28.38
	4th Quarter	.32	23.50 -   26.75


Item 6.	Selected Financial Data

	The selected five-year financial data on page 23 of the annual shareholders' report for the year ended
December 31, 2000 is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial
	  Condition and Results of Operations
	Management's discussion and analysis of financial
condition and results of operations, including quantitative
and qualification disclosures about market risk on pages 27
through 32 of the annual shareholders report are
incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data
	The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 31 of the annual shareholders report for the year ended December 31, 2000 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.

	Closely related to the management of liquidity is the management of rate sensitivity, which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 4.0% to 4.5% of average earning assets for the past 3 years. An asset/ liability committee monitors and coordinates overall the asset/ liability strategy.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS           2000                      1999
                  Average                     Average
(000 omitted)     Balance   Interest  Rate    Balance  Interest   Rate
Investment securities:
	Taxable interest
	 income	$  25,767	$  2,101	8.2%	$  24,679	$  1,924	6.5%
	Nontaxable interest
	 income	   15,673	     793	5.1	   12,860	     667	5.2
	Total investment
   securities	41,440	2,894	7.0	37,539	2,591	5.9
Loans (net of unearned
 discounts)	140,788	11,945	8.5	127,202	10,374	8.2
Other short-term
 investments	   22,700	     684	 3.0	   24,098	     683	6.2
	Total interest
   earning
	 assets	204,928	$ 15,523	7.6%	188,839	$ 13,648	7.6%
Allowance for loan
 Losses	(    1,652)			(     1,804)
Cash and due
 from banks	5,088			5,088
Bank premises and
 equipment	3,140			3,061
Other assets	    5,946			    3,885
	Total assets	$ 217,450			$ 199,069

	  LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand
 deposits	$  52,740	$  1,230	2.3%	$  47,140	$    975	2.1%
Savings deposits	30,139	1,004	3.3	32,965	1,040	3.2
Time deposits	69,006	3,669	5.3	63,410	3,111	4.9
Short-term
 borrowings	       26,077	   1,392	5.3	   18,923	    953	5.1
	Total interest
	 bearing
   liabilities	177,962	$  7,295	4.1%	162,438	$ 6,079	3.6%
Demand deposits	13,857			11,206
Other
 liabilities	    1,225			    3,081
Total
 liabilities	193,044			176,725
Stockholders'
 equity	   24,406			   22,344
	Total liabilities &
	 stockholders'
	 equity	$ 217,450			$ 199,069
Net interest income/net
 yield on average
 earning assets		$  8,228	4.0%		$  7,569	4.0%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31

        ASSETS                             1998
                                     Average
(000 omitted)                        Balance       Interest        Rate
Investment securities:
	Taxable interest
	 income	$ 19,420	$  1,272	6.7%
	Nontaxable interest
	 income	  10,988	     562	5.1
	Total investment
   securities	30,408	1,834	6.4
Loans (net of unearned
 discounts)	111,952	9,869	8.8
Other short-term
 investments	   18,598 	     845	6.1
	Total interest
	  earning assets	160,958	$ 12,548	8.1%
Allowance for loan
 losses	(    1,870)
Cash and due from banks	4,713
Bank premises and
 equipment	2,560
Other assets	    2,662
	Total assets	$ 169,023
	  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand
 deposits	$  33,990	$    629	1.9
Savings deposits	31,565	1,086	3.4
Time deposits	61,269	3,258	5.3
Short-term borrowings	    7,694	     369	4.4
	Total interest
	 bearing liabilities	134,518	$  5,342	4.0
Demand deposits	10,647
Other liabilities	    2,365
Total liabilities	147,530
Stockholders' equity	   21,493
	Total liabilities &
	 stockholders'
	 equity	$ 169,023
Net interest income/net
 yield on average
 earning assets		$  7,206	4.5%

		For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 2000, 1999 and 1998.


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME
 TAX EQUIVALENT YIELDS

                                     2000 Versus 1999
                                    Increase (Decrease)
                                     Due to Change in
                                                    Total
                                 Average  Average  Increase
                                 Volume    Rate   (Decrease)
  (000 omitted)
Interest Income
	Loans (net of unearned
   discounts)	$ 1,114 	$   457	$ 1,571
  	Taxable investment securities	  71	  106	  177
	Nontaxable investment securities	146	 (     20)	   126
 	Other short-term investments	(    87)	     88	      1
		Total interest income	 1,244	      631	  1,875

Interest Expense
	Interest bearing demand	    118	   137	   255
 	Savings deposits	       (    90)	     54	 (     36)
 	Time deposits	   274	    284	    558
 	Other short-term borrowings	   365	     74	     439
		Total interest expense	   667	    549	  1,216

	Net interest income	$   659

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


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	The following table shows the maturities of investment securities at book value as of December 31, 2000, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                 After 1 year  After 5 years
                         Within   but within    but within
                         1 year    5 years      10 years

      (000 omitted)

Bonds:
	U. S. Treasury
		Book value		$   100	$   100	$      0
		Yield		7.75%	6.56%

	U. S. Government
	 agencies/mortgage-
	 backed securities
		Book value		$   250	$ 3,650	$ 13,400
		Yield 		6.02%	6.31%		6.41%

	State and municipal
		Book value		$   400	$ 1,002	$  1,806
		Yield		6.83%	7.53%		7.05%

	Other
		Book value		$   420	$ 1,414	$    550
		Yield 		6.89%	6.55%		7.41%

	Total book value		$ 1,170	$ 6,166	$ 15,756
	Yield




                             After
                           10 years                  Total

      (000 omitted)

Bonds:
	U. S. Treasury
		Book value		$     0		$    200
		Yield						7.15%

	U. S. Government
	 agencies/mortgage-
	 backed securities
		Book value		$  2,300		$ 19,600
		Yield		6.63%		6.42%

	State and municipal
		Book value		$ 11,827		$ 15,035
		Yield		7.56%		7.47%

	Other
		Book value		$  6,598		$  8,982
		Yield		6.39%	6.52%

	Total book value		$ 20,725		$ 43,817
	Yield


Equity Securities:
	Total Equity Securities				$ 11,847

			Yield					2.41%

	Total Investment Securities				$ 55,664

			Yield					5.86%



TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

	The following table presents the loan portfolio at the end of each of the last five years:

                   2000     1999     1998     1997    1996

   (000 omitted)
Commercial, financial
 & agricultural	$  20,903	$  15,047	$  15,164	$  10,699	$  10,009
Real estate -
 Construction	4,827	4,146	2,378	1,486	2,326
Real estate -
 Mortgage	104,838	93,340	87,350	80,597	78,990
Installment & other
 personal loans
 (net of unearned
 income)	   17,002	   19,227	   18,798	   11,556	    9,716
	Total loans	$ 147,570	$ 131,760	$ 123,690	$ 104,338	$ 101,041

	Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgage and installments) at December 31, 2000:

                      Under One   One to   Over Five
                         Year   Five Years   Years   Total
      (000 omitted)

Commercial, financial &
 agricultural	$ 14,633	$ 3,135	$ 3,135	$ 20,903
Real estate -
 Construction	   4,827	      0	      0	   4,827
	Total	$ 19,460	$ 3,135	$ 3,135	$ 25,730

	The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2000:

                           Fixed Rate              Variable
                             Loans                Rate Loans
     (000 omitted)
Due within one year	$ 16,586	$ 11,967
Due after one but within
 five years	36,607	11,029
Due after five years	  34,981	  36,400
     Total	$ 88,174	$ 59,396

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
SUMMARY OF LOAN LOSS EXPERIENCE
                  Years Ended December 31

              2000       1999      1998      1997    1996
  (000 omitted)
Average total loans
 outstanding (net of
 unearned
 income)	$ 140,788	$ 127,202	$ 111,952	$ 102,439	$ 99,046
Allowance for loan
 losses, beginning
 of period	1,719	1,890	1,850	1,947	1,945
Additions to provision
 for loan losses
 charged to
 operations	0	0	0	0	0
Loans charged off
 during the year
	Commercial	4	8	0	58	5
	Real estate
	 mortgage	0	29	1	0	0
	Instal-
	 lment	       149	      179	      46	      57	       9
	 Total charge-
	  off's	      153	      216		      47	     115	      14
Recoveries of loans
 previously charged off:
	Commercial	4	4	43	11	6
	Installment	16	35	20	7	9
	Mortgage	       0	        6	      24	       0	       1
	 Total
     recov-
	 eries	      20	       45	      87	      18	      16

Net loans charged off
 (recovered)	     133	      171	(      40)	      97	(       2)

Allowance for loan
 losses, end of
 period	1,586	1,719	1,890	1,850	1,947

Ratio of net loans
 charged off (recovered)
 to average loans
 outstanding	     .09%	     .13%	(    .04%)	    .09%	(   .003)%

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

                       2000    1999    1998    1997    1996

 (000 omitted)

Nonaccrual loans	$  63	$ 460	$ 488	$ 477	$  77

Accrual loans:
	Restructured	$   0	$   0	$   0	$   0	$   0
	60 - 89 days past due	800	379	417	315	216
	90 days or more past
	 due		   25	   27	    0	    1	   87
	Total accrual
	 loans	$ 825	$ 406	$ 417	$ 316	$ 303

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

              Years Ended December 31

                      2000                  1999

                        Percentage of          Percentage of
                        Loans in Each          Loans in Each
              Allowance  Category to  Allowance  Category to
                Amount   Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
 and
 agricultural	$   812	14.2%	$   812	11.2%
Real estate -
 Construction	0	3.3	0	3.1
Real estate -
 Mortgage	630	71.0	630	70.8
Installment	0	11.5	0	14.9
Unallocated	    144	  N/A	    277	  N/A
 	Total	$ 1,586	100.0%	$ 1,719	100.0

Years Ended December 31

                      1998                  1997
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

-25-









Years Ended December 31

                                         1996
                                              Percentage of
                                              Loans in Each
                               Allowance       Category to
                                 Amount        Total Loans

    (000 omitted)

Commercial, financial
 and agricultural	$   819	 9.9%
Real estate -
 Construction	0	2.3
Real estate -
 Mortgage	630	78.2
Installment	48	9.6
Unallocated	    450	  N/A
	Total	$ 1,947	100.0%


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

	The average amounts of deposits are summarized below:

                                 Years Ended December 31

                                2000       1999      1998

        (000 omitted)

	Demand deposits	$  13,857	$  11,206	$  10,647
	Interest bearing demand
	 deposits	52,740	47,140	33,990
 	Savings deposits	30,139	32,965	31,565
 	Time deposits	   69,006	   63,410	   61,269
		Total deposits	$ 165,742	$ 154,721	$ 137,471

	The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2000:

                 Maturity                      (000 omitted)

         Certificates of Deposit
           Three months or less	 $  4,625
           Over three months through twelve
            months	10,030
           Over twelve months	   4,855
			$ 19,510


RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE
BALANCES)

	The following table presents a summary of significant earnings and capital ratios:

                               2000       1999       1998
	Assets	$ 224,512	$ 206,874	$ 187,335
	Net income	$   4,093	$   3,203	$   2,909
 	Equity	$  26,676	$  22,136	$  22,552
 	Cash dividends paid	$     986	$   1,711	$     751
 	Return on assets	1.88%	1.63%		1.72%
 	Return on equity	17.17%	14.09%		13.54%
 	Dividend payout ratio	24.09%	53.42%		25.82%
 	Equity to asset ratio	11.22%	11.22%		12.72%

-26-


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                         Years Ended December 31
                2000      1999     1998     1997      1996
  (000 omitted)
Interest income	$ 15,523	$ 13,648	$ 12,548	$ 11,977	$  11,156
Interest
 expense	   7,295	   6,079	   5,342	   5,167	    4,811
	Net interest
	 income	8,228	7,569	7,206	6,810	6,345
Provision for loan
 losses	       0	       0	       0	       0	        0
	Net interest income
    after provision
	 for loan
	 losses	8,228	7,569	7,206	6,810	6,345
Other income:
	Trust	577	492	391	293	252
	Service charges -
	 deposits	335	291	281	288	277
	Other service charges,
	 collection and exchange,
	 charges, commission
	 fees	1,630	388	212	181	159
Other operating
 income	   1,073	   1,651	   1,198	     628	      302
	Total other
    income	   3,615	   2,822	   2,082	   1,390	      990
Income before
 operating
 expense	11,843	10,391	9,288	8,200	7,335
Operating expenses:
	Salaries and employees
	 benefits	3,026	2,922	2,483	2,179	1,995
	Occupancy and equipment
	 expense	1,393	1,252	1,220	964	952
	Other operating
	 expenses	   1,842	   1,767	   1,430	   1,253	    1,108
	Total operating
	 expenses	   6,261	   5,941	   5,133	   4,396	    4,055
Income before income
 Taxes	5,582	4,450	4,155	3,804	3,280
Income tax	   1,489	   1,247	   1,246	   1,110	      944
		Net income applicable
	 to common
	 stock	$  4,093	$  3,203	$  2,909	$  2,694	$   2,336
Per share data:
	Earnings per common
	 share	$  2.32	$   1.82		$  1.68	$    1.53		$    1.32
	Cash dividend -
	 Common	$   .56	$    .97		$   .43	$     .38	$     .31
	Average number of
	 common
    shares	1,761,699	1,763,548	1,732,479	1,765,056	1,775,069

-27-


Item 9.  Disagreements on Accounting and Financial
		Disclosures.

	Not applicable.

PART III
	The information required by Items 10, 11, 12 and
13 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
		 Reports of Form 8-K.
	(a) (1) - List of Financial Statements
	The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its
shareholders for the year ended December 31, 2000,
are incorporated by reference in Item 8:
		Consolidated balance sheets - December 31,
		2000 and 1999
		Consolidated statements of income - Years
		ended December 31, 2000, 1999 and 1998
		Consolidated statements of stockholders'
		equity - Years ended December 31, 2000, 1999,
		and 1998
		Consolidated statements of cash flows - Years ended December 31, 2000, 1999, and 1998
		Notes to consolidated financial statements -
		December 31, 2000
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

                                   TOWER BANCORP, INC.
                                      (Registrant)

         	                    By /s/   Jeff B. Shank
		Jeff B. Shank, President
                                 	(Principal Executive
		Officer and
                                 Principal Financial
		Officer)

                              By /s/   Donald F. Chlebowski
                	Donald F. Chlebowski, Jr.,
		Treasurer (Principal
		Accounting Officer)
Dated:  March 15, 2001

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title             Date

/s/  Jeff B. Shank     	President &	March 15, 2001
Jeff B. Shank            Director

/s/  Betty J. Lehman     Director          	March 15, 2001
Betty J. Lehman

/s/  Kermit G. Hicks   	Chairman of the 	March 15, 2001
Kermit G. Hicks          Board & Director

/s/Robert L. Pensinger  	Director         	March 15, 2001
Robert L. Pensinger

/s/  Harold C. Gayman    Vice Chairman of 	March 15, 2001
Harold C. Gayman         the Board & Director

/s/James H. Craig, Jr.  	Director         	March 15, 2001
James H. Craig, Jr.

/s/  Lois Easton  ____	Director	March 15, 2001
Lois Easton

Exhibit Index



Exhibit No.

	13	Annual report to security holders
	21	Subsidiaries of the Registrant
	23.1	Consent of independent auditors
	27	Financial data schedule








    Exhibit 13

Tower Bancorp, Inc.

2000 Annual Financial Report


C O N T E N T S



                              Page

INDEPENDENT AUDITOR'S REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS

	Balance sheets	2
	Statements of income	3
	Statements of changes in stockholders' equity	4
	Statements of cash flows	5 and 6
	Notes to consolidated financial statements	7 - 22

SELECTED FIVE-YEAR FINANCIAL DATA	23

CHANGES IN INCOME AND EXPENSE - 2000 AND 1999	24

SUMMARY OF QUARTERLY FINANCIAL DATA	25

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES	26

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS	27 - 32


INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tower Bancorp Inc.
Greencastle, Pennsylvania


	We have audited the accompanying consolidated balance sheets of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and statements of cash flows for each of the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


					/s/SMITH ELLIOTT KEARNS & COMPANY,
LLC





Chambersburg, Pennsylvania
January 26, 2001


TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999




	ASSETS
                                           2000
    1999


  (000 omitted)

Cash and due from banks	$     5,115	$      5,062
Interest bearing deposits with banks	4,450	6,215
Investment Securities
	Available for sale	56,927	53,067
Federal Reserve, Federal Home Loan Bank, Citigroup Capital and
  Atlantic Central Bankers' Bank stock; at cost which approximates
  fair value	3,095	2,779
Loans
	Commercial, financial and agricultural	20,903	15,047
	Real estate - Mortgages (net of deferred loan origination fees
	  $ 295 - 2000; $ 249 - 1999)	104,838	93,340
	Real estate - Construction and land development	4,827	4,146
	Consumer	     17,002	      19,227
		147,570	131,760
	Less: Allowance for loan losses	       1,586	       1,719

		Total loans	145,984	130,041



Premises, equipment, furniture and fixtures	3,066	3,213
Real estate owned other than premises	441	446
Prepaid federal taxes	210	215
Accrued interest receivable	1,344	1,137
Deferred income tax charges	16	1,094
Cash surrender value of life insurance	3,121	2,895
Other assets	          743	          710

		Total assets	$ 224,512	$ 206,874













The Notes to Consolidated Financial Statements are an integral part of these statements.

		LIABILITIES
                                    2000
1999


(000 omitted)

Deposits in domestic offices
	Demand, noninterest bearing	$   16,359	$    13,746
	Savings		86,444
	81,678
	Time		     74,194	      64,300
		Total deposits	176,997	159,724
Accrued interest payable	515	385
Liabilities for other borrowed funds	18,864	23,025
Other liabilities	       1,460	       1,604

		Total liabilities	   197,836	   184,738



		STOCKHOLDERS' EQUITY

Stockholders' equity
	Common stock: no par value, authorized 5,000,000 shares,
	  issued 1,780,100 shares	2,225	2,225
	Additional paid-in capital	6,705	6,707
	Retained earnings	17,568	14,461
	Accumulated other comprehensive income (loss)	          834	(
    725)
			27,332	22,668
	Less:  Cost of Treasury stock, 23,594 shares - 2000; 17,499 shares
-
	              1999	(         656)	(         532)


		Total stockholders' equity	     26,676	     22,136


	Total liabilities and stockholders' equity	$ 224,512	$ 206,874


TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998


                                           2000               1999
               1998

                                                           (000
omitted)
Interest and Dividend Income
	Interest and fees on loans	$ 11,945	$ 10,374	$   9,869

	Interest and dividends on investment securities
		Taxable	2,398	2,184	1,816
		Federal tax exempt	793	667	562
	Interest on federal funds sold	0	85	46
	Interest on deposits with banks	        387	       338	       255

		Total interest income	   15,523	  13,648	  12,548

Interest Expense
	Interest on time certificates of deposit of
	  $ 100,000 or more	962	763	783
	Interest on other deposits	4,941	4,363	4,190
	Interest on federal funds purchased and other borrowed funds
1,392	       953	       369
		Total interest expense	    7,295	    6,079	    5,342
	Net interest income	8,228	7,569	7,206
	Provision for loan losses	           0	           0
 0
		Net interest income after provision
		  for loan losses	    8,228	    7,569	   7,206
Other Income
	Investment services income	671	563	465
	Service charges on deposit accounts	335	291	281
	Other service charges, collection and exchange
	  charges, commissions and fees	316	388	212
	Investment securities gains	974	1,453	973
	Gain on trust services affiliation	1,078	0	0
	Gain on sale of other real estate	0	0	150
	Gain on sale of property and equipment	           5	0	          1

	Proceeds from director's life insurance	          0	       127
     0
	Other income	      236	           0
 0
			   3,615	    2,822	   2,082
Other Expenses
	Salaries, wages and other employee benefits	3,026	2,922	2,483
	Occupancy expense	356	330	302
	Furniture and equipment expenses	1,037	922	918
	FDIC insurance premiums	39	13	20
	Other operating expenses	    1,803	    1,754	    1,410
			    6,261	    5,941	    5,133
		Income before income taxes	5,582	4,450	4,155
	Applicable income tax expense	    1,489	    1,247	    1,246
		Net income	$  4,093	$  3,203	$  2,909
	Earnings per share:
		Basic earnings per share	$   2.32	$   1.82	$  1.68
		Weighted average shares outstanding	1,761,699	1,763,548
	1,732,479
		Diluted earnings per share	$   2.30	$   1.80	$  1.67
		Weighted average shares outstanding	1,781,647	1,779,596
	1,744,447

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2000, 1999 and 1998


           Accumulated
			                                       Additional
                                    Other
                                                            Common
	          Paid-In         Retained               Comprehensive
      Treasury         Total

Stock	          Capital          Earnings
Income                 Stock            Equity

                    (000 omitted)


Balance at December 31, 1997	$  2,225	$ 6,699	$ 10,811	$     969	($
271)	$   20,433

Comprehensive income:
	Net income	     0	      0	  2,909	      0	      0	  2,909
	Net unrealized gain on
	  available for sale securities
	  (net of tax $ 54)	          0	          0	            0	      105
     0	         105
Total comprehensive income
	         	      3,014

	Cash dividends declared on
	  common stock ($ .43 per share)	0	0	(        751)	0
	0	(         751)
	Purchase of treasury stock
	  (9,806 shares)	0	0	0	    0	(    357)	(
   357)
	Sale of treasury stock
	  (6,509 shares)	              0	          6	                0
         0	      207	        213

Balance at December 31, 1998	 2,225	 6,705	 12,969	 1,074	(
421)	 22,552

Comprehensive income:
	Net income	0	0	3,203	0	    0	3,203
	Net unrealized loss on
	  available for sale
	  securities (net of tax
	  $ 926)	                   0	          0	           0	(  1,799)
  0	(     1,799)
Total comprehensive income
  	     1,404

	Cash dividends declared
	  on common stock ($ .97
	  per share)	          0	          0	(      1,711)	         0	       0
	(     1,711)
	Purchase of treasury stock
	  (9,691 shares)	0	0	0	    0	(   271)	(
   271)
	Sale of treasury stock
	  (6,892 shares)	          0	          2	            0	         0
160	        162

Balance at December 31, 1999	 2,225	 6,707	 14,461	(      725)	(
532)	 22,136


Comprehensive income:
	Net income	0	0	4,093	0	    0	4,093
	Net unrealized gain on
	  available for sale
	  securities (net of tax
	  $ 803)	                   0	          0	           0	  1,559
0	     1,559
Total comprehensive income
  	     5,652

	Cash dividends declared
	  on common stock ($ .56
	  per share)	          0	          0	(        986)	         0	       0
	(         986)
	Purchase of treasury stock
	  (7,750 shares)	0	0	0	    0	(   162)	(
   162)
	Sale of treasury stock
	  (1,655 shares)	         0	(         2)	           0	        0
38	        36

Balance at December 31, 2000	$ 2,225	$ 6,705	$ 17,568	$   834	($  656)
	$ 26,676



The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999 and 1998



                                                  2000
   1999                1998

                                                             (000
omitted)

Cash flows from operating activities:
	Net income	$  4,093	$  3,203	$   2,909
	Adjustments to reconcile net income to net cash
	  provided by operating activities:
		Depreciation and amortization	413	385	344
		(Gain) on sale of investment securities	(       974)	(
1,453)	(         973)
		(Gain) on sale of other real estate	0	0	(
150)
		(Gain) on trust services affiliation	(    1,078)	0	0
		Provision for deferred taxes	274	8	13
		(Increase) decrease in:
			Other assets	(         33)	310	(
124)
			Interest receivable	(       207)	(       153)	10
			Prepaid income taxes	5	(       175)	60
		Increase (decrease) in:
			Interest payable	130	(         16)	(
    23)
			Other liabilities	(        147)	       185	(
  29)

	Net cash provided by operating activities	     2,476	    2,294
 2,037

Cash flows from investing activities:
	Net (increase) in loans	(   15,943)	(    8,241)	(
19,312)
	Purchases of property and equipment	(        261)	(       683)	(
  1,043)
	Proceeds from the sale of other real estate	0	121	150
	Net (increase) decrease in interest bearing deposits
	  with banks	1,765	(         16)	(
  170)
	Maturity/sales of available for sale securities	11,763	10,758
	17,191
	Purchases of available for sale securities	(   11,207)	(   18,451)
	(    21,982)
	Purchase of Federal Home Loan Bank stock	(       316)	(       403)
	(         121)
	Purchase of Federal Home Loan Mortgage Corporation
	  preferred stock	0	0	(
250)
	Purchase of Citigroup Capital Preferred	0	(       500)
  0
	Purchase of life insurance policies	(       226)	(    2,895)
   0

Net cash (used) by investing activities	(  14,425)	(  20,310)	(
25,537)










The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998



                                                  2000
   1999                 1998

                                                       (000
omitted)

Cash flows from financing activities:
	Net increase in deposits	$ 17,275	$ 17,258	 $   9,682
	Net (decrease) increase in borrowings	(     4,161)	2,526	15,516
	Purchase of treasury stock	(        162)	(        271)	(
 357)
	Proceeds from sale of treasury stock	36	162	213
	Cash dividends paid	(        986)	(     1,711)	(
751)

Net cash provided by financing activities	  12,002	  17,964	  24,303

Net increase (decrease) in cash and cash equivalents	53	(
52)	803

Cash and cash equivalents at beginning of year	    5,062	     5,114
	    4,311

Cash and cash equivalents at end of year	$  5,115	$   5,062	$  5,114

Supplemental disclosure of cash flows information:

	Cash paid during the year for:

		Interest	$   7,165	$   6,095	$  5,365
		Income taxes	1,418	1,421	1,184

Supplemental schedule of noncash investing and financing activities:

	Unrealized gain (loss) on securities available for sale (net
	  of tax effects)	$   1,559	($   1,799)	$    105
















The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

	Nature of Operations

	Tower Bancorp's primary activity consists of owning and
supervising its subsidiary, The First 	National Bank of
Greencastle, which is engaged in providing banking and bank related
services in 	South Central Pennsylvania, principally Franklin
County.  Its six offices are located in 	Greencastle, Quincy,
Shady Grove, Laurich, Waynesboro and Mercersburg, Pennsylvania.

	Principles of Consolidation

	The consolidated financial statements include the accounts of
the corporation and its wholly-	owned subsidiary, The First
National Bank of Greencastle. All significant intercompany transactions and accounts have been eliminated.

	Use of Estimates

	The preparation of financial statements in conformity with
generally accepted accounting 	principles requires management
to make estimates and assumptions that affect the reported 	amounts
of assets and liabilities and disclosure of contingent assets and
liabilities at the date of the 	financial statements and the
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

	While management uses available information to recognize
losses on loans and foreclosed real 	estate, future additions to
the allowances may be necessary based on changes in local economic
	conditions.  In addition, regulatory agencies, as an integral
part of their examination process, 	periodically review the
Corporation's allowances for losses on loans and foreclosed real
estate.  	Such agencies may require the Corporation to recognize
additions to the allowances based on their 	judgments about
information available to them at the time of their examination.
Because of these 	factors, management's estimate of credit losses
inherent in the loan portfolio and the related 	allowance may
change in the near term.

	Investment Securities

	The Corporation's investments in securities are classified in
three categories and accounted for as 	follows:

		?	Trading Securities.  Securities held principally for
resale in the near term are classified as 			trading
securities and recorded at their fair values.  Unrealized
gains and losses on trading 			securities are
included in other income.

Note 1.	Summary of Significant Accounting Policies (Continued)

	?	Securities to be Held to Maturity.  Bonds and notes for
which the Corporation has the 			positive intent and
ability to hold to maturity are reported at cost, adjusted for
amortization of 		premiums and accretion of discounts which
are recognized in interest income using the 			interest
method over the period to maturity.

	?	Securities Available for Sale.  Securities available for
sale consist of securities not 				classified as
trading securities nor as securities to be held to maturity.  These
are securities 			that management intends to use as a
part of its asset and liability management strategy and
	may be sold in response to changes in interest rates,
resultant prepayment risk and other 			related factors.

	Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income.

	Gains and losses on the sale of securities available for sale
are determined using the specific-	identification method.

	Fair values for investment securities are based on quoted market prices.

	The Corporation had no trading or held to maturity securities in 2000 or 1999.

	Restricted Bank Stock

The corporation is required to maintain minimum investment balances in The Federal Reserve Bank, Federal Home Loan Bank and Atlantic Central Banker's Bank. These investments are carried at cost because they are not actively traded and have no readily determinable market value.

	Premises, Equipment, Furniture and Fixtures and Depreciation

	Premises, equipment, and furniture and fixtures are carried
at cost less accumulated depreciation.  	Depreciation has been
provided generally on the straight-line method and is computed over
the 	estimated useful lives of the various assets as follows:

                                                     Years

		Premises	15-30
		Equipment, furniture and fixtures	3-15

	Repairs and maintenance are charged to operations as incurred.

	Real Estate Owned Other Than Premises

	Other real estate owned includes foreclosed properties for
which the institution has taken physical 	possession in
connection with loan foreclosure proceedings.

	At the time of foreclosure, the real estate is recorded at
the lower of the Bank's cost (loan 	balance) or the asset's
fair value, less estimated costs to sell, which becomes the
property's new 	basis.  Any write-downs based on the asset's
fair value at date of acquisition are charged to the 	allowance
for loan losses.  Costs incurred in maintaining foreclosed real
estate and subsequent 	write-downs to reflect declines in the
fair value of the property are included in operations.

	Retirement Plan

	The Bank has a money purchase pension plan which covers all
full-time employees who have 	attained the age of twenty (20) and
have completed a minimum of one year of continuous service 	with
the Bank.  The Bank's policy is to fund pension costs accrued.

Note 1.	Summary of Significant Accounting Policies (Continued)

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

	Nonaccrual/Impaired Loans

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

	Earnings per Share of Common Stock

Earnings per share of common stock were computed based on weighted average shares outstanding, after giving retroactive recognition to a 100% stock dividend in July 1998. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. The corporation's common stock equivalents consist of outstanding stock options (See Note 11 for further details).

	Federal Income Taxes

	For financial reporting purposes, the provision for loan
losses charged to operating expense is 	based on management's
judgment, whereas for federal income tax purposes, the amount
allowable 	under present tax law is deducted.  Additionally,
deferred compensation is charged to operating 	expense in the
period the liability is incurred for financial reporting purposes,
whereas, for 	federal income tax purposes, these expenses are
deducted when paid.  There are also differences 	between the
amount of depreciation expensed for tax and financial reporting
purposes, and an 	income tax effect caused by the adjustment to
fair value for available for sale securities.  As a 	result of
these timing differences, deferred income taxes are provided in the
financial statements.  	See Note 14 for further details.

Note 1.	Summary of Significant Accounting Policies (Continued)

	Cash Flows

	For purposes of the Statements of Cash Flows, the company has
defined cash and cash equivalents 	as highly liquid debt
instruments with maturities of three months or less.  They are
included in the 	balance sheet caption "cash and due from
banks".  As permitted by Statement of Financial 	Accounting
Standards No. 104, the company has elected to present the net
increase or decrease in 	deposits in banks, loans and deposits in
the Statements of Cash Flows.

	Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
 Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation. See
Note 19 for 	further detail.

	The following methods and assumptions were used by the
corporation in estimating fair values of 	financial instruments
as disclosed herein:

		Cash and Cash Equivalents.  The carrying amounts of cash
and short-term instruments 			approximate their fair
value.

		Interest Bearing Balances with Banks.  Interest bearing
balances with banks having a 			maturity greater than one
year have estimated fair values using discounted cash flows based
		on current market interest rates.

		Securities to be Held to Maturity and Securities Available
for Sale.  Fair values for 				investment securities
are based on quoted market prices.

		Loans Receivable.  For variable-rate loans that reprice
frequently and have no significant 			change in credit risk,
fair values are based on carrying values.  Fair values for fixed
rate 			loans are estimated using discounted cash flow analyses,
using interest rates currently being 			offered for loans
with similar terms to borrowers of similar credit quality.  Fair
values for 			impaired loans are estimated using
discounted cash flow analyses or underlying collateral values, where applicable.

		Deposit Liabilities.  The fair values disclosed for demand
deposits are, by definition, equal 			to the amount payable
on demand at the reporting date (that is, their carrying amounts).
The 			carrying amounts of variable-rate, fixed-term money market
accounts and certificates of 			deposit approximate their
fair values at the reporting date.  Fair values for fixed-rate
			certificates of deposits and IRA's are estimated using a
discounted cash flow calculation that 			applies interest
rates currently being offered to a schedule of aggregated expected
maturities 			on time deposits.

Note 1.	Summary of Significant Accounting Policies (Continued)

		Short-Term Borrowings.  The carrying amounts of federal
funds purchased, borrowings 			under repurchase
agreements, and other short-term borrowings maturing within 90 days
			approximate their fair values.  Fair values of other
short-term borrowings are estimated using 			discounted
cash flow analyses based on the Bank's current incremental borrowing
rates for 			similar types of borrowing arrangements.

		Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

		Off-Balance-Sheet Instruments.  The Bank generally does not
charge commitment fees. Fees 		for standby letters of credit and
their off-balance-sheet instruments are not significant.

	Advertising

	The Bank expenses advertising costs as they are incurred.
Advertising expense for the years 	ended December 31, 2000, 1999 and
1998 was $ 235,621, $ 247,368 and $ 165,501, 	respectively.

	Comprehensive Income

The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income". Under SFAS No. 130, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

The Corporation has elected to report its comprehensive income in the statement of stockholders' equity. The only element of "other comprehensive income" that the Corporation has is the unrealized gains or losses on available for sale securities.

	The components of the change in net unrealized gains (losses) on securities were as follows:


                                                        2000
        1999            1998

	Gross unrealized holding gains (losses) arising during the
year	$ 3,336	($ 4,178)	$ 1,132
	Reclassification adjustment for gains realized in net income
	(      974)	  1,453	(      973)
	Net unrealized holding gains (losses) before taxes	2,362	(   2,725)	159
	Tax effect	(      803)	     926	(        54)
	Net change	$ 1,559	($ 1,799)	$    105

Note 2.	Investment Securities

The investment securities portfolio is comprised of securities classified as available for sale at December 31, 2000 and 1999, resulting in investment securities available for sale being carried at fair value.

Note 2.	Investment Securities (Continued)

	The amortized cost and fair value of investment securities available for sale at December 31 were:


                                          Gross                  Gross

               Amortized     Unrealized          Unrealized       Fair

                   Cost               Gains                  Losses
        Value

                                                (000 omitted)


                                                     2000
	U.S. Treasury securities	$     200	$       2	$        0	$      202
	Obligations of other U.S. government
	  agencies	19,603	19	326	19,296
	Mortgage-backed securities	6,165	24	70	6,119
	Corporate bonds	2,814	17	65	2,766
	Equities	    11,847	  1,738	      319	13,266
	Obligations of state and political
	  subdivisions	   15,035	      345	      102	   15,278
		$ 55,664	$ 2,145	$    882	$ 56,927


                                                      1999
	U.S. Treasury securities	$     199	 $       3	$        0	$      202
	Obligations of other U.S. government
	  agencies	20,984	1	1,149	19,836
	Mortgage-backed securities	5,129	5	195	4,939
	Corporate bonds	1,534	0	56	1,478
	Equities	    10,835	  1,119	      305	11,649
	Obligations of state and political
	  subdivisions	   15,479	       47	     563	   14,963
		$ 54,160	$ 1,175	$ 2,268	$ 53,067


The fair values of investment securities available for sale at December 31, 2000, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                  Securities Available

                                           for Sale

                          Amortized                    Fair

                             Cost                           Value

                                       (000 omitted)
	Due in one year or less		$      949	$      950
	Due after one year through
	  five years		5,615	5,602
	Due after five years through
	  ten years		15,422	15,227
	Due after ten years		   15,666	   15,763
			37,652	37,542
	Mortgage-backed securities		6,165	6,119
	Equity securities		   11,847	   13,266
			$ 55,664	$ 56,927

Note 2.	Investment Securities (Continued)

	Proceeds from sales and maturities of investment securities available for sale during 2000, 1999, and 1998 were $
11,763,000, $ 10,758,000 and $ 17,191,000, respectively.
Gross realized gains and losses on those sales and 	maturities
were $ 1,003,000 and $ 29,000 for 2000, $ 1,454,000 and
$ 1,000 for 1999 and $ 977,000 and $ 4,000 for 1998,
respectively.

	Securities carried at $ 20,229,000 and $ 13,035,000 at
December 31, 2000 and 1999, respectively, 	were pledged to secure
public funds and for other purposes as required or permitted by law.

	Restricted bank stock on the balance sheet includes:

                                                  2000
      1999

	Federal Reserve Bank stock	$      81	$     81
	Federal Home Loan Bank stock	1,469	1,153
	Federal Home Mortgage Bank stock	750	750
	Federal Home Loan Mortgage Corporation preferred stock	250
	250
	Atlantic Central Bankers Bank	45	45
	Citigroup Capital preferred stock	      500	      500
			$ 3,095	$ 2,779

Note 3.	Allowance for Loan Losses

	Activity in the allowance for loan losses is summarized as follows:


                                                2000
    1999                  1998


(000 omitted)

	Balance at beginning of period	$ 1,719	$ 1,890	$ 1,850
	Recoveries	20	45	87
	Provision for possible loan losses charged to income
 0	          0	         0
	     Total	1,739	1,935	1,937
	Losses	      153	      216	       47
	Balance at end of period	$ 1,586	$ 1,719	$ 1,890

Note 4.	Premises, Equipment, Furniture and Fixtures

                              Accumulated          Depreciated

                   Cost                 Depreciation	    Cost

                                          (000 omitted)



                           - - - - - - - - - - - - - - - 2000 - - -
- - - - - - - - - - -

	Premises (including land $ 442,000)	$ 4,016	$ 1,626
	$ 2,390
	Equipment, furniture and fixtures	   2,331	   1,655	     676
	     Totals, December 31, 2000	$ 6,347	$ 3,281	$ 3,066


                           - - - - - - - - - - - - - - - 1999 - - -
- - - - - - - - - - -

	Premises (including land $ 442,000)	$ 3,980	$ 1,515
	$ 2,465
	Equipment, furniture and fixtures	   2,106	   1,358	     748
	     Totals, December 31, 1999	$ 6,086	$ 2,873	$ 3,213

	Depreciation expense amounted to $ 413,000 in 2000, $ 385,000 in 1999 and $ 344,000 in 1998.

Note 5.	Real Estate Owned Other Than Premises

Included in real estate owned other than premises are certain properties which are located adjacent to the main office, and property in Washington County, Maryland. The Bank intends to hold these properties for future expansion purposes in order to protect its competitive position, and are renting certain of these properties until such time as the Bank decides they are needed. The depreciated cost of these properties was $ 440,707, $ 445,647 and $ 450,587 at December 31, 2000, 1999
and 1998, respectively.

Note 6.	Loans to Related Parties

	The company's subsidiary has granted loans to the officers
and directors of the company and its 	subsidiary and to their
associates.  Related party loans are made on substantially the same
terms, 	including interest rates and collateral, as those
prevailing at the time for comparable transactions 	with
unrelated persons and do not involve more than normal risk of
collectibility.  The aggregate 	dollar amount of these loans was
$ 1,720,509 and $ 2,340,524 at December 31, 2000 and 1999,
	respectively. During 2000, $ 565,839 of new loans were made and repayments totaled $ 959,992.
	During 1999, $ 1,451,896 of new loans were made and repayments totaled $ 961,077.

	Outstanding loans to bank employees totaled $ 1,704,848 and $
1,619,387 at December 31, 2000 	and 1999, respectively.

Note 7.	Financial Instruments With Off-Balance-Sheet Risk

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

                                              Contract or Notional
Amount

                                                   2000
             1999
	Financial instruments whose contract amounts
	  represent credit risk at December 31:
		Commitments to extend credit	$ 21,968,438	$ 12,144,216
		Standby letters of credit and financial
		  guarantees written	     1,728,944	        909,095
			$ 23,697,382	$ 13,053,311

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, real estate,
equipment, and 	income-producing commercial properties.
-14-


Note 7.	Financial Instruments With Off-Balance-Sheet Risk
(Continued)

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

Note 8.	Nonaccrual/Impaired Loans

	The following table shows the principal balances of nonaccrual loans as of December 31:


                               2000                    1999
                 1998

	Nonaccrual loans	$ 63,187	$ 459,702	$ 487,905

	Interest income that would have been
	  accrued at original contract rates	$   1,861	$   44,439
	$   54,607
	Amount recognized as interest income	          82	     18,054
	         661
	        Foregone revenue	$   1,779	$   26,385	$   53,946

The corporation had no impaired loans at December 31, 1998.
 The average recorded investment in impaired loans amounted to approximately $ 343,000 for 1998. Interest income of $
13,147 was recognized on cash payments received on these loans in 1998.

The corporation had no impairment of loans in 2000 and 1999.

Note 9.	Retirement Plan

The Bank maintains a money purchase retirement plan for those employees who meet the eligibility requirements set forth in the plan. Substantially all of the Bank's employees are covered by the plan. The Bank's funding policy is to contribute annually an amount, as determined under plan provisions, necessary to the minimum funding standards established by the plan. Contributions charged to operations were $ 45,000 for 2000, $ 62,000 for 1999 and
$ 39,000 for 1998.

Note 10.	Employee Benefit Plans

The Bank maintains a profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan.
 Contributions to the plan are based on Bank performance and are at the discretion of the Bank's Board of Directors. Substantially all of the Bank's employees are covered by the plan and the contribution charged to operations was $ 90,000, $ 81,000 and
$ 75,000 for 2000, 1999 and 1998, respectively.

	The Bank maintains a deferred compensation plan for certain
key executives and directors, 	which provides supplemental
retirement and life insurance benefits.  The plan is partially
funded 	by life insurance on the participants, which lists the
bank as beneficiary.  The estimated present 	value of future
benefits to be paid, which are included in other liabilities, amounted to
	$ 894,000 and $ 951,000 at December 31, 2000 and 1999,
respectively.  Annual expense of
	$ 118,000, $ 100,000 and $ 116,000 was charged to operations
for 2000, 1999 and, 1998, 	respectively.



-15-


Note 10.	Employee Benefit Plans (Continued)

During 1999 a director who was a participant of the plan deceased. The present value of this participant's benefits, which will be paid out over ten years, was $ 200,755 and $ 222,178 as of December 31, 2000 and 1999, respectively. The Bank recorded a gain on life insurance proceeds of $ 127,338 which is reflected in other income for 1999.

During 1999 the Bank adopted a supplemental group term retirement plan which covers all officers of the Bank. This plan is funded with single premium life insurance on the plan participants. The cash surrender value of the policies is an unrestricted asset of the Bank. The estimated present value of the future benefits to be paid totaled $ 8,283 and $ 3,342 at
December 31, 2000 and 1999, respectively. Total annual expense for this plan was $ 4,941 and $ 3,342 for 2000 and 1999, respectively.

The Bank maintains an employee stock ownership plan (ESOP) that generally covers all employees who have completed one year of service and attained the age of twenty. Contributions to the plan are determined annually by the Board of Directors as a percentage of the participants total compensation. Compensation for the plan is defined as compensation paid including salary reduction and Sections 125 and 401(k) but excluding nontaxable fringe benefits and any compensation over $ 200,000. The payments of benefits to participants are made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations amounted to $ 90,000, $ 162,000 and $ 150,000 for 2000, 1999 and 1998, respectively. The number of shares of the company's stock acquired for the plan are based upon the fair market value per share at the end of the
year.  All shares held in the plan are 	considered issued
and outstanding for earnings per share calculations and all dividends earned on ESOP shares are charged against retained earnings, the same as other outstanding shares. Total shares of the plan were 73,611 and 78,214 at December 31, 2000 and 1999, respectively.

Note 11.	Stock Option Plans

	In 1996 the Bank implemented two nonqualified stock option
plans, which are described 	below.  The compensation cost that
has been charged against income for those plans was
	$ 29,201, $ 28,870 and $ 32,077 for 2000, 1999 and 1998,
respectively.

	The first plan is for select key employees.  This plan
granted options for up to 975 shares at a 	purchase price of $
1.00 per share.  These options can be exercised only by the key
employees	during his/her lifetime.

The second plan is for outside directors. This plan granted options of 3,900, 4,080 and 1,411 shares for each director at $ 24.375, $ 32.125 and $ 22.25 per share for the years ended
December 31, 2000, 1999 and 1998, respectively, which was based on the market value of the stock at the grant date. Options are vested one year following the grant date and expire upon the earlier of 120 months following the date of the grant or one year following the date on which a director ceases to serve in such a capacity for the corporation. At December 31, 2000 the range of exercise prices were from $
11.91 to $ 24.37 per share.

	A summary of the status of the company's two fixed stock
option plans as of December 31, 	2000 is as follows:


Weighted Average
                    Fixed Options
                      Shares               Exercise Price Per Share
	Outstanding at beginning of year	16,728	$  21
	Granted	4,875	20
	Exercised	1,655	6
	Forfeited/expired	        0	     0
	Outstanding at end of year	19,948	$ 22

	Options exercisable at year end	16,048

	Weighted average fair value of options per
	  share granted during the year	$     24
-16-


Note 11.	Stock Option Plans (Continued)

	Outstanding options at December 31, 2000 consist of the following:

                                            Shares
         Shares                        Remaining
      Exercise
                                       Outstanding
Exercisable              Contractual Life
Price

		3,400	3,400	6 years	11.91
		4,284	4,284	7 years	16.19
		4,284	4,284	8 years	22.25
		4,080	4,080	9 years	32.13
		  3,900	         0	10 years	24.37
	Total/average	19,948	16,048	8 years	21.62

Note 12.	Deposits

	Included in savings deposits at December 31 are NOW and
Money Market Account balances 	totaling $ 57,039,000 and $
51,160,000 for 2000 and 1999, respectively.

Time deposits of $ 100,000 and over aggregated $ 19,509,560 and $ 14,424,451 at December 31, 2000 and 1999,
respectively.

	At December 31, 2000 scheduled maturities of time deposits are as follows:

		2001	$ 47,018,587
		2002	13,131,251
2003	8,975,706
2004	1,176,836
2005	     3,891,620
			$ 74,194,000

The aggregate amount of demand deposits reclassified as loan balances were $ 573,400 and
$ 38,200 at December 31, 2000 and 1999, respectively.

The bank accepts deposits of the officers, directors, and employees of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons.
The aggregate dollar amount of deposits of officers, directors and employees totaled $ 1,743,191 and $ 2,194,722 at December 31, 2000 and 1999, respectively.

Note 13.	Liabilities for Borrowed Money

	Federal funds purchased generally mature within one day from
transaction date.  Other 	borrowed funds are as follows:

At December 31, 2000 and 1999, $ 1,169,000 and $ 1,213,900,
respectively, of other borrowed funds represents the outstanding balance on lines of credit at other area banks.
 Total amount of the lines at December 31, 2000 and 1999 was $ 2,800,000 and $ 2,675,000, respectively. Interest on these lines ranged from 7.25% to 9.25% for 2000 and 1999.

In addition, $ 288,377 and $ 295,275 of the balance of liabilities for other borrowed funds at December 31, 2000 and 1999, respectively, represents the balance of the Treasury Tax and Loan Investment Program. The Bank elected to enter into this program in accordance with federal regulations. This program permits the Bank to borrow these Treasury Tax and Loan funds by executing an open-ended interest bearing note to the Federal Reserve Bank. Interest is payable monthly and is computed at 1/4% below the Federal Funds interest rate. The note is secured by U.S. Government obligations with a par value of $ 1,006,950 at December 31, 2000 and 1999.


-17-


Note 13.	Liabilities for Borrowed Money (Continued)

	The Bank also had the following borrowings from the Federal
Home Loan Bank:


       2000                                              1999
                  Loan Type                Interest Rate
Balance         Interest Rate         Balance        Maturity

	Convertible	5.01	$ 5,000,000	5.01	$ 5,000,000	11/24/08
	Convertible	4.63	5,000,000	4.63	5,000,000	11/24/08
	Convertible	5.395	5,000,000	5.395	5,000,000	9/15/08
	Line of credit (1)	6.63	2,407,000	4.05
	6,516,000	6/30/01

(1)	Total amount available under this line is $ 17,593,000
and $ 13,484,000 at December 31, 2000 and 1999.

Collateral for borrowings consists of certain securities and the Bank's 1-4 family mortgage loans totaling approximately
$ 87.5 million at December 31, 2000.

Note 14.	Income Taxes

	The components of federal income tax expense are summarized as follows:


                                                    2000
   1999             1998

                                                   (000 omitted)

	Current year provision:
		Federal	$ 1,149	$ 1,074	$ 1,165
		State	66	161	68
	Deferred income taxes (benefit)	      274	        12
13
			$ 1,489	$ 1,247	$ 1,246

	Federal income taxes were computed after reducing pretax
accounting income for non-taxable 	income in the amount of $
1,018,310, $ 871,583 and $ 599,571 for 2000, 1999 and 1998,
	respectively.

	A reconciliation of the effective applicable income tax rate
to the federal statutory rate is as 	follows:

                                                           2000
    1999	   1998

	Federal income tax rate	34.0%	34.0%	34.0%
	Increase resulting from:
		State taxes, net of federal tax benefit	1.2	3.6	1.6
	Reduction resulting from:
	   Nontaxable interest income	  8.5	  9.5	  5.7
	Effective income tax rate	26.7%	28.1%	29.9%

	Deferred tax assets have been provided for deductible
temporary differences related to the 	allowance for loan loss,
deferred compensation, interest on nonaccrual loans, and unrealized
	losses on securities available for sale.  Deferred tax
liabilities have been provided for taxable 	temporary differences
related to depreciation and unrealized gains on securities
available for 	sale.  The net deferred tax assets included in other
assets in the accompanying balance sheets at 	December 31 are
as follows:

                                       2000
 1999
	Total deferred tax assets	$ 1,094	$ 1,379
	Total deferred tax liabilities	(   1,078)	(      285)
	Net deferred tax assets	$      16	$ 1,094

	The company has not recorded a valuation allowance for the
deferred tax assets as management 	feels that it is more likely
than not that they will be ultimately realized.

-18-


 Note 15.	Tower Bancorp Inc. (Parent Company Only) Financial
Information

	The following are the condensed balance sheets, statements
of income, and statements of cash 	flows for the parent company:

Balance Sheets
December 31
  	      Assets
                                              2000
    1999


  (000 omitted)
	Securities available for sale	$ 13,266	$ 11,649
	Investment in The First National Bank of Greencastle
17,769	   14,889
		Total assets		$ 31,035	$
26,538

		Liabilities
	Other liabilities	$   1,390	$      788
	Notes payable	     2,969	     3,614
			Total liabilities	     4,359	     4,402

		Stockholders' Equity
	Common stock, no par value; authorized 5,000,000 shares,
	  issued 1,780,100 shares	2,225	2,225
	Additional paid-in capital	6,705	6,707
	Retained earnings	17,568	14,461
	Accumulated other comprehensive income	       834	(
725)
				27,332	22,668
	Less:  Cost of Treasury stock, 23,594 shares - 2000;
		        17,499 shares - 1999	(        656)	(
532)
			Total stockholders' equity	   26,676	   22,136

			Total liabilities and stockholders' equity	$ 31,035
	$ 26,538

Statements of Income
Years Ended December 31

                                                2000
1999                 1998

                                             (000 omitted)

	Income
		Dividends	$     285	$    260	$    220
		Net gain on sale of securities	980	1,440	942
		Cash dividends from wholly-owned subsidiary	   1,905
1,829	   2,386
				   3,170	   3,529	   3,548
	Expenses
		Interest		288	209
	123
		Commissions	89	107	68
		Taxes		262	538	318
		Postage and printing	20	14	15
		Meetings		0	3
	3
		Management fees	100	100	60
		Professional fees	15	       26	        28
		Other expenses	        23	         0
 0				      797	     997	      615
	Income before equity in undistributed income	2,373	2,532
	2,933

	Equity in undistributed income of subsidiary	   1,720
671	(        24)
			Net income	$ 4,093	$ 3,203	$ 2,909
-19-


Note 15.	Tower Bancorp Inc. (Parent Company Only) Financial
Information (Continued)

Statements of Cash Flows
Years Ended December 31

                                                2000
1999	       1998

                                                             (000
omitted)
	Cash flows from operating activities:
			Net income	$  4,093	$ 3,203	$ 2,909
		Adjustments to reconcile net income to cash
		  provided by operating activities:
			Net gain on sale of investment securities	(       980)	(
 1,440)	(       942)
			(Gain) on trust services affiliation	(    1,078)	0
	0
			Equity in undistributed income of subsidiary	(    1,720)	(
     671)	24
		Increase in accrued expenses	      385	     159	     188
	Net cash provided by operating activities	      700	  1,251
2,179

	Cash flows from investing activities:
		Purchase of investment securities	(   1,759)	(   3,995)	(
4,755)
		Sales of investment securities	   2,813	   3,506	   2,658
	Net cash (used) by investing activities	   1,054	(      489)	(
  2,097)

	Cash flows from financing activities:
		Purchase of treasury stock	(     162)	(      271)	(
357)
		Proceeds from sale of treasury stock	36	162	213
		Dividends paid	(     986)	(   1,711)	(
751)
		Net proceeds (payments) on/from borrowing	(     642)
1,058	      813
     	Net cash (used) by financing activities	(  1,754)	(      762)	(
       82)

	Net (decrease) in cash	0	0	0
	Cash, beginning	         0	          0
   0
	Cash, ending	$       0	$        0	$
 0

Note 16.	Compensating Balance Arrangements

	Included in cash and due from banks are required deposit balances at the Federal Reserve of $ 100,000 at both December 31, 2000 and 1999, required deposit balances at Atlantic Central Banker's Bank of $
515,000 at both December 31, 2000 and 1999 and required deposit balances at Equifax of $ 29,462 and $ 21,180 at December 31, 2000 and 1999. These are maintained to cover processing costs and service charges.

Note 17.	Concentration of Credit Risk

The Bank grants agribusiness, commercial and residential loans to customers throughout the Cumberland Valley area. The Bank maintains a diversified loan portfolio and evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but generally includes equipment and real estate.

The Bank maintains deposit balances at several correspondent banks, which provide check collection and item processing services to the bank. The balances with these correspondent banks, at times, exceed federally insured limits, which management considers to be a normal business risk.

Note 18.	Commitments

The corporation leases its facilities in Mercersburg under a noncancellable operating lease that expires in 2006. Total rent expense charged to operations was $ 20,700 for 2000, 1999 and 1998.

	The corporation also leases a site for an Automatic Teller
Machine under a noncancellable 	operating lease that expires in
2003 with the right to negotiate an extended lease of two
	additional five year terms.  Total rent expense charged to
operations was $ 9,000 for 2000 and 	1999.  The lease rental for
the second five years of the initial term is subject to negotiation.

	Following is a schedule, by years, of future minimum rentals
under the lease agreements as of 	December 31, 2000:

                	                          Year Ending
		2001	    $ 29,700
		2002	31,200
2003	31,200
2004	     22,200
		2005	22,200
		2006 and after	     22,200
			$ 158,700

Note 19.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                         - - - - - - 2000 - - - - - -          - -
- - - - 1999 - - - - - -

                        Carrying         Fair
Carrying        Fair

                         Amount         Value              Amount
       Value
	FINANCIAL ASSETS
			Cash and due from banks	$  5,115	$   5,115	$    5,062	$
5,062
			Interest bearing deposits with banks	4,450	4,450	6,215
	6,206
			Securities available for sale	56,927	56,927	53,067	53,067
			Loans receivable	147,570	146,658	131,760	134,546
			Accrued interest receivable	1,344	1,344	1,137	1,137
			Other bank stock	3,095	3,095	2,779	2,779

		FINANCIAL LIABILITIES
			Time certificates	74,194	73,964	64,300	65,185
			Other deposits	102,803	102,803	95,424	95,424
			Short-term borrowed funds	18,864	18,864	23,025	23,025
			Accrued interest payable	515	515	398	398

Note 20.	Regulatory Matters

Dividends paid by Tower Bancorp Inc. are generally provided from the Bank's dividends to Tower. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent. The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus retained earnings (as defined) from the prior two years. Dividends that the Bank could declare without approval of the Comptroller of the Currency, amounted to approximately $ 6,813,873 and $ 5,106,914 for 2000 and 1999, respectively.

The corporation is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the corporation's financial statements. Under capital adequacy guidelines, the corporation is required to maintain minimum capital ratios. The "leverage ratio", which compares capital to adjusted total balance sheet assets while risk-based ratios compare capital to risk-weighted assets and off-balance sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Tower Bancorp's capital ratios to regulatory minimums at December 31 is as follows:


                           Tower Bancorp                Regulatory
Minimum

                        2000                  1999
  Requirements

		Leverage ratio		11.88%	10.70%	3%
		Risk-based capital ratio
		  Tier I (core capital)		21.90%	20.88%	4%
		  Combined Tier I and Tier II
		    (core capital plus allowance
		    for loan losses)		23.18%	22.42%	8%

As of December 31, 2000 the most recent notification from the Office of the Comptroller of the Currency categorized the financial institution as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the financial institution's category.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

SELECTED FIVE-YEAR FINANCIAL DATA


                                                            2000
            1999            1998	           1997
1996
Income (000 omitted)

	Interest income	$ 15,523	$ 13,648	$ 12,548	$ 11,977	$ 11,156
	Interest expense	7,295	6,079	5,342	5,167	4,811
	Provision for loan losses	          0	           0	            0
       0	          0
	Net interest income after
	  provision for loan losses	8,228	7,569	7,206	6,810
	6,345
	Other operating income	3,615	2,822	2,082	1,390	990
	Other operating expenses	    6,261	    5,941	     5,133	    4,396
  4,055
	Income before income taxes	5,582	4,450	4,155	3,804
	3,280
	Applicable income tax
	  (benefit)	    1,483	    1,247	    1,246	    1,110	      944
	       Net income	$  4,093	$  3,203	$  2,909	$  2,694	$  2,336


Per share amounts are based on the following weighted average shares outstanding after giving retroactive recognition to a 100% stock dividend issued in July 1998, 5% stock dividend issued in July 1997 and a 100% stock dividend issued in April 1996:

		2000 - 1,761,699	1998 - 1,732,479                1996 -
1,775,069
		1999 - 1,763,548	1997 - 1,765,056

	Net income	2.32	1.82	1.68	1.53	1.32
	Cash dividend paid	.56	.97	.43	.38	.31
	Book value	15.14	12.56	13.02	11.58	9.99

Year-End Balance Sheet Figures
   (000 omitted)

	Total assets	$ 224,512	$ 206,874	$ 187,335	$ 159,935	$ 148,673
	Net loans	145,984	130,041	121,800	102,388	99,094
	Total investment securities	60,022	55,846	48,517	42,217
	37,673
	Deposits-noninterest bearing	16,359	13,746	11,346	9,651
	7,959
	Deposits-interest bearing	160,638	145,978	131,120	123,133
	118,645
	Total deposits	176,997	159,724	142,466	132,784	126,604
	Total stockholders' equity	26,676	22,136	22,552	20,433
	17,704

Ratios

	Average equity/average assets	10.96	11.42	12.72	12.25
	11.76
	Return on average equity	17.17	14.09	13.54	14.17
	13.80
	Return on average assets	1.88	1.63	1.72	1.74
	1.62

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

CHANGES IN INCOME AND EXPENSE - 2000 AND 1999

	The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 2000 and 1999 together with changes in asset and liability volumes associated with these income and expense items.


                                                       2000
Compared to 1999                          1999 Compared to 1998

                                          Average  Volumes
Income/Expense     Average  Volumes     Income/Expense
($ 000 omitted)                      $                %
    $            %              $             %               $
         %

Loans	13,586	10.7	1,571	15.1	15,250	13.6	505	5.1
Investment securities	4,265	7.9	340	11.9	12,095	28.9	473	19.9
Other short-term invest-
  ments	(  1,762)	(22.7)	(     36)	(  8.5)	     536	   7.4
122	  40.5
	Total	 16,089	  8.5	1,875	13.7	27,881	 17.3	1,100	   8.8

Interest bearing demand
  deposits	5,600	11.9	255	26.2	13,150	38.7	346	55.1
Savings deposits	(  2,826)	(  8.6)	(   37)	3.6	1,400	4.4	(     46)	(
 4.2)
Time deposits	5,596	8.8	559	17.9	2,141	3.5	(   147)	4.5
Short-term borrowings	  7,154	37.8	   439	46.1	11,229	145.9
584	158.3
	Total	15,524	 9.6	1,216	20.0	 27,920	  20.7	   737	  13.8

Net interest income			659	8.7			363	5.0
Provision for loan losses			      0	.0
0	.0
Net interest income after
  provision for loan losses			   659	8.7
	   363	5.0

Security transactions			(    479)	(32.9)			480	49.3
Other operating income			1,272	92.9			   260
	23.4
Income before operating
  expense			1,452	13.9			1,103	11.9
Salaries & employee
  benefits			57	1.9			439	17.7
Occupancy & equipment
  expense			188	15.0			32	2.6
FDIC insurance premiums			26	200.0			(
  7)	(  35.0)
Other operating
  expenses			        49	2.8			   344	11.7

	Total operating expenses			   320	5.4
	   808	15.7
Income before income taxes			1,132	26.4			295
	7.1

Applicable income tax expense			  242	19.4
	      1	.1
	Net income			   890	27.8			  294	10.1

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

	The unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:




2000	                                                        1999
($ 000 omitted             - - - - - - - -Quarter Ended- - - - - -
- - -       - - - - - - - -Quarter Ended- - - - - - - - -
  except per share)     Mar. 31   June 30    Sept. 30     Dec. 31
     Mar. 31    June 30     Sept. 30     Dec. 31

Interest income	$ 3,699	$ 3,824	$ 4,035	$ 3,965	$ 3,288	$ 3,381	$ 3,470	$
3,509
Interest expense	  1,703	  1,790	  1,934	  1,868	   1,441	   1,577
1,549	   1,512
	Net interest income	1,996	2,034	2,101	2,097	1,847	1,804	1,921
	1,997
Provision for loan
  losses	        0	        0	        0	        0	         0	         0
        0	         0
	Net interest income
	  after provision
	 for loan losses	1,996	2,034	2,101	2,097	1,847	1,804	1,921
	1,997
Other income	767	669	698	1,481	560	831	817	614
Other expenses	  1,603	  1,548	  1,636	  1,474	   1,427	   1,637	   1,510
  1,367
	Operating income
	  before income
	      taxes	1,160	1,155	1,163	2,104	980	998	1,228	1,244
Applicable income
  taxes	    303	    282	    297	     607	     294	     301	      368
     284
	Net income	$  857	$  873	$  866	$ 1,497	$   686	$   697	$    860	$
960



Net income applicable
  to common stock
Per share data:
	Net income	$  .49	$  .50	$   .49	$     .84	 $  .39	$  .39	$   .49	$
 .55

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES


       2000	  1999              1998	        1997	    1996
($ 000 omitted)
LOANS
	Commercial	$   26,331	$  23,260	$   18,372	$   15,854	$
14,594
	Mortgage	81,155	70,808	65,160	64,833	65,296
	Consumer	    33,302	    33,134	     28,420	    21,752
19,156
		Total loans	  140,788	  127,202	   111,952	  102,439
99,046
INVESTMENT SECURITIES
	U.S. Government	200	288	484	698	931
	U.S. Government agencies	25,567	24,391	18,936	21,898	20,404
	State & municipal	15,673	12,860	10,988	9,608	8,413
	Other	    16,699	    16,335	     11,371	     7,377
  4,839
		Total investment securities	    58,139	    53,874	     41,779
39,581	    34,587

OTHER SHORT-TERM INVESTMENTS
	Federal funds sold	3	1,711	870	1,371	758
	Certificates of deposit	      5,998	       6,052	       6,357
5,571	      3,633
		Total other short-term
		  investments	      6,001	      7,763	       7,227	       6,942
	      4,391
		Total earning assets	   204,928	  188,839	   160,958	   148,962
138,024
		Total assets	$ 217,450	$ 199,069	$ 169,023	$ 155,264	$
144,504

Percent increase	9.2%	17.8%	8.8%	7.4%	5.3%

DEPOSITS
	Demand	$   13,857	$   11,206	$   10,647	$    8,835	$
8,222
	Interest-bearing demand	52,740	47,140	33,990	31,820	21,091
	Savings	30,139	32,965	31,565	27,647	33,265
	Time	     69,006	     63,410	     61,269	    62,592
 61,609
		Total deposits	   165,742	   154,721	   137,471	  130,894
124,187
Short-term borrowings	     26,077	     18,923	       7,694	     2,288
   1,984

AVERAGE RATES EARNED (TAXABLE
  EQUIVALENT BASIS)                             %               %
              %                 %                  %
Loans
	Commercial	8.6	8.0	9.3	9.7	9.4
	Mortgage	8.4	7.9	8.6	8.9	8.7
	Consumer	9.1	8.8	8.9	9.1	 9.0
		Total	8.6	8.2	8.8	9.0	 8.9
Investment Securities
	U. S. Government	7.2	6.7	6.7	6.6	6.7
	U.S. Government agencies	6.4	6.3	6.7	6.7	6.5
	State & municipal	5.1	5.2	5.1	5.2	5.3
	Other	6.6	6.1	6.4	7.0	 6.2
		Total	6.0	5.9	6.4	6.2	 6.2
		Total other short-term
		  investments	6.4	6.4	6.1	6.2	 6.4
		Total earning assets	7.9	7.6	8.1	8.2	 8.2
AVERAGE RATES PAID
	Time & savings deposits	3.9	3.6	3.9	4.1	4.1
	Short-term borrowings	5.6	5.1	4.4	5.9	5.3
-26-


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

	Net income was $ 4,093,000 in 2000 compared to $ 3,203,000 in 1999, and $ 2,909,000 in 1998. Net income on an adjusted per share basis for 2000 was $ 2.32, up $ .50 from $ 1.82 realized during 1999.
	Total interest income increased $ 1,875,000 from 1999 to 2000 and $ 1,100,000 from 1998 to 1999. Increases in 2000 and 1999 were primarily due to volume increases in average earning assets. Average loans outstanding in 2000 increased 10.7% over 1999. This coupled with marginally higher rates resulted in a 15% increase in interest income from loans in 2000 as compared to a 5.0% increase realized in 1999. Earnings on investments (excluding gains from sales) increased 11.9% in 2000 compared to a 19.9% increase in 1999. This increase was primarily the result of increased average volume of investment securities which increased 7.9% in 2000 compared to a 28.9% increase in 1999. Total average earning assets increased 8.5% in 2000 compared to 17.3% in 1999. Increases in earning assets during 2000 and 1999 were proportionately higher in loans, which typically produce higher yields than investments thus producing the higher earnings during 2000 and 1999.

	Interest from loans accounted for 77% of total interest income for 2000, as compared to 76% and 79% for 1999 and 1998, respectively. Interest and dividends on investments amounted to $ 3,578,000 or 23% of interest income for 2000, as compared to $ 3,274,000 or 24% in 1999 and
$ 2,679,000 or 21% in 1998.

	Total interest expense was $ 7,295,000 for 2000, an increase of $ 1,216,000 over the
$ 6,079,000 for 1999. The increase in total average deposits was 7.1% in 2000 compared to 12.5% in 1999. Overall growth was moderate during 2000 and 1999 with interest bearing demand, savings deposits, and time deposits having increased 5.8% and 13.2%, respectively. Although growth was moderate during 2000, rates increased .30% which caused an increase in interest expense on deposits of 15.1%. There were some significant changes in the level of borrowed funds which caused total interest expense to increase by 20.0%. This change in volume along with the increased level of rates paid for deposits and increased rates on borrowed funds was offset by proportional increases in average volumes and rates for earning assets which caused the overall interest spread to stay constant at 3.7% for 2000 and 1999.

	The Bank's net charge-offs have been lower than peer group performance for the past four years. Certain loan workout situations had materialized resulting in net recoveries for 1998. Net charge-offs were $ 125,000 and $ 171,000 for 2000 and 1999, respectively, while net recoveries were $ 40,000 for 1998. Previous years' net recoveries, as well as an improving loan portfolio, have allowed the bank to have a current year provision of $ 0 for 2000, 1999 and 1998.
 The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and other economic conditions.

	Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and act more readily on loans with deteriorating trends. As a result, nonaccrual loans have decreased over the past several years and have become more in line with peer group averages. Balances were $ 63,000 and $ 460,000 at year-end 2000 and 1999, respectively.

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

	Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers' checks, money orders and savings bonds, fees for trust services, fees for investment services, securities gains and losses and other income, such as safe deposit box rents. Other income increased $ 793,000 or 28.1% for 2000 over 1999, and $ 740,000 or 35.3% for 1999 over 1998. The increase in 2000 was due to $ 1,314,412 of income derived from a trust department affiliation and the demutualization of the insurance company that insured the deferred compensation contracts. The increase in 1999 was largely due to an increase in investment gains of $ 480,000 and fees on trust services of $ 101,000.

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

	Personnel related expenses increased $ 104,000 or 3.6% in 2000 over 1999, compared to an increase of $ 439,000 or 17.7% in 1999 over 1998. Occupancy and equipment expense increased by 15.0% from 2000 to 1999 compared to 9.2% from 1999 to 1998. Management expected noninterest expenses to increase in 1999 with the opening of their new branch and they expect noninterest expense to continue increasing as their plans to expand take place. Total noninterest expenses increased 5.4% in 2000, compared to 15.7% and 16.8% in 1999 and 1998, respectively.

	Applicable income taxes changed between 1998, 1999 and 2000 as a result of changes in pre-tax accounting income and taxable income. As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, interest income on nonaccrual loans and unrealized gains and losses on investment securities available for sale as accounted for under SFAS 115. The marginal tax rate at which deferred taxes were provided during 2000 and 1999 is 34%. At December 31, 2000 and 1999, deferred taxes amounted to $ 16,000 and $ 1,094,000, respectively. If all timing differences reversed in 2000, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

	The current level of nontaxable investment and loan income is such that the Bank is not affected by the alternative minimum tax rules.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

	Financial Accounting Standards Board (FASB) issued Statement
No. 133 as amended by SFAS No. 138, Accounting For Derivative Instruments and Hedging Activities, effective for fiscal years beginning after
June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

	In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It replaces previously issued Statement No. 125. Statement No. 140 revises accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but otherwise carries over most of Statement 125's provisions without reconsideration. Statement No. 140 is effective for transfers, servicing and extinguishments occurring after March 31, 2001. Management is evaluating the impact of this statement, but does not anticipate that it will have a material impact.

LIQUIDITY RISK MANAGEMENT

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

Interest Rate Sensitivity Analysis

	A number of measures are used to monitor and manage interest rate risk including income simulation and interest sensitivity (gap) analysis. An income simulation model is used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment, repricing and maturity of loan related assets; deposit sensitivity; market conditions and changes in other financial instruments. The Bank's policy objective is to limit the change in annual earnings to 20% of projected earnings. At December 31, 2000, based on the results of the simulation model, the Bank would expect an increase in net interest income of $ 293,000 and a decrease in net interest income of $ 397,000 if interest rates gradually decreased or increased, respectively, from current rates by 300 basis points over a 12-month period.

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

	The Bank closely monitors its interest rate risk as such risk relates to its operational strategies. The Bank's Board of Directors has established an Asset/Liability Committee responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets quarterly and reports to the Board on interest rate risk and trends on a quarterly basis.

	The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 which are anticipated by the Bank, based upon certain assumptions described below, to reprice or mature in each of the future time periods shown. Adjustable-rate assets and liabilities are included in the table in the period in which their interest rates can next be adjusted.

	Money market, NOW and savings accounts have been included in both rate sensitive liabilities of "Zero - 90 days" and "91 -
360" due to these funds being subject to immediate withdrawal.


          Due 0 - 90       Due 91 - 360       Due After

              Days                  Days                1 Year
             Total
Rate sensitive assets
	Interest bearing deposits with banks and
	  investment securities	$   4,011	$   2,716	$   54,650	$   61,377
	Real estate, commercial and consumer loans	  16,772	   47,513
83,285	   147,570
		$ 20,783	$ 50,229	$ 137,935	$ 208,947

Rate sensitive liabilities
	Certificates of deposit over $ 100,000	$   4,625	$ 10,030	$
4,855	$   19,510
	Other certificates of deposit	9,546	23,802	21,336	54,684
	Money market deposit accounts	8,380	8,380	8,378	25,138
	NOW accounts and other savings deposits	20,435	20,435	20,437
	61,307
	Federal funds and other liabilities	    3,864	    5,000	     10,000
	     18,864
			$ 46,850	$ 67,647	$   65,006	$ 179,503
	Cumulative interest sensitive GAP	($ 26,067)	($ 43,485)	$   29,444	$
  29,444
	Cumulative interest sensitive GAP ratio	(       .44)	(       .62)
	1.16	1.16

MARKET RISK MANAGEMENT

	The corporation has risk management policies to monitor and limit exposure to market risk, and strives to take advantage of profit opportunities available in interest rate movements.

	Management continuously monitors liquidity and interest rate risk through its ALCO reporting, and reprices products in order to maintain desired net interest margins. Management expects to continue to direct its marketing efforts toward attracting more low cost retail deposits while competitively pricing its time deposits in order to maintain favorable interest spreads, while minimizing structual interest rate risk.

	The following table sets forth the projected maturities and average rates for all rate sensitive assets and liabilities based on the following assumptions. All fixed and variable rate loans were based on original maturity of the note since the Bank has not experienced a significant rewriting of loans. Investments are based on maturity date except certain long-term agencies which are classified by call date. The Bank has historically experienced very little deposit runoff and has in fact had net gains in deposits over the past fifteen years. Based on this experience, it was estimated that maximum runoff of noninterest bearing checking would be 33% and for all other deposits except time deposits, which would be 10%. Time deposits are classified by original maturity date.

(In Millions)               - - - - - - - - - - -
Principal/Notional Amount Maturing In: - - - - - - - - - -
Fair
Rate sensitive assets    2001      2002        2003          2004
          2005     Thereafter     Total           Value
Fixed interest rate
  Loans		$ 16,586	$ 10,942	$ 10,157	$ 8,038	$ 7,470	$ 34,981	$ 88,174	$ 86,528
Average interest rate	8.9		9.3		9.0		8.8		8.8		8.9
	8.9
Variable interest rate
  Loans		11,967	4,319	2,297	2,114	2,299	36,400	59,396	60,130
Average interest rate	9.2		9.3		8.8		8.5		8.6		8.4
	8.7
Fixed interest rate
  Securities		20,308	3,445	3,826	5,798	1,432	9,008	43,817	43,661
Average interest rate	6.5		6.2		5.9		5.8		5.3		5.7
	6.13

(In Millions)               - - - - - - - - - - -
Principal/Notional Amount Maturing In: - - - - - - - - - -
  Fair
                                       2001      2002
  2003        2004           2005          Thereafter Total
      Value
Rate sensitive liabilities
Noninterest bearing
  Checking		$ 2,606	$      781	$     781	$     781	$     260	$     0
	$     5,209	$     5,209
Savings and interest
  bearing checking	2,622	1,749	1,749	1,749	874	0	8,743	8,743
Average interest rates	2.67		2.67		2.67		2.67		2.67
	0.0	2.67
Time deposits		49,018	13,295	8,976	1,177	1,728	0	74,194	73,964
Average interest rates	5.5		5.97		5.9		4.84		5.9		0.0	5.63
Fixed interest rate
  Borrowings		0	0	5,000	0	10,000	0		15,000	15,000
Average rate		0.0	0.0		4.63			0.0		5.2			0.0		5.06
Variable interest rate
  Borrowings		3,864	0	0		0	0	0		3,864	3,864
Average interest rate	6.6		0.0		0.0			0.0			0.0			0.0		6.6

CAPITAL FUNDS

	Internal capital generation has been the primary method utilized by Tower Bancorp Inc. to increase its capital. Stockholders' equity, which exceeded $ 26.6 million at December 31, 2000 has steadily increased.
Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Tower
Bancorp's capital ratios to regulatory minimums at December
31 is as follows:

                                                  Regulatory
Minimum

                                   Tower Bancorp
      Requirements

                            2000	               1999

	Leverage ratio	11.88%	10.70%
	3%
	Risk-based capital ratio
	  Tier I (core capital)	21.90%	20.88%
	4%
	  Combined Tier I and Tier II
	    (core capital plus allowance
	    for loan losses)	23.18%	22.42%
	8%
	Tower Bancorp, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines. Certain ratios are useful in measuring the ability of a company to generate capital internally.

	The following chart indicates the growth in equity capital for the past three years.


                               2000	             1999
            1998
	Equity capital at December 31
	  ($ 000 omitted)	$ 26,676	$ 22,136	$ 22,552
	Equity capital as a percent of
	  assets at December 31	11.88%	10.70%	12.04%
	Return on average assets	1.88%	1.63%	1.72%
	Return on average equity	17.17%	14.09%	13.54%
	Cash dividend payout ratio	24.09%	53.42%
	25.82%

STOCK MARKET ANALYSIS AND DIVIDENDS

	The corporation's common stock is traded inactively in the over-the-counter market. As of December
31, 2000 the approximate number of shareholders of record was 1,035.


                       Market
Cash
	      2000
Price	                          Dividend

	First Quarter	$ 23.00 - 23.00	$    0
	Second Quarter	21.13 - 21.63	.18
	Third Quarter	21.00 - 21.63	0
	Fourth Quarter	19.75 - 19.75	.38


Market	                              Cash
	      1999
Price	                          Dividend

	First Quarter	$ 29.50 - 33.00	$    0
	Second Quarter	28.00 - 30.25	.15
	Third Quarter	23.75 - 28.38	.50
	Fourth Quarter	23.50 - 26.75	.32

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT


1.	The First National Bank of Greencastle, Center Square,
	Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.


                                                     Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tower Bancorp, Inc.


	We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No. 333-40661) of our report dated January 26, 2001, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 2000, which report is incorporated by reference in the December 31, 2000 annual report to stockholders on Form 10-K of Tower Bancorp, Inc.


/s/SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 15, 2001


12-MOS
DEC-31-2000
DEC-31-2000
5,115
4,450
0
0
56,927
0
0
147,570
1,586
224,512
176,997
18,864
1,975
0
0
0
2,225
24,451
224,512
11,945
3,191
387
15,523
5,903
7,295
8,228
0
974
6,261
5,582
5,582
0
0
4,093
2.32
2.30
4.0
63
25
0
0
1,719
153
20
1,586
1,586
0
144