Form 10-Q
period 2001-03-31
TOWER BANCORP INC
filed 2001-05-10
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001
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

1,755,320 shares of common stock














Page 1 of 11 pages










TOWER BANCORP, INC.

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - March 31, 2001
	  and December 31, 2000	3
	Condensed consolidated statements of income - three months
	  ended March 31, 2001 and 2000	4
	Condensed consolidated statements of comprehensive income -
	  three months ended March 31, 2001 and 2000	5
	Condensed consolidated statements of cash flows - three
	  months ended March 31, 2001 and 2000	8
	Notes to condensed consolidated financial statements	9

	Management's discussion and analysis of financial
	  condition and results of operations	10 and 11

PART II - OTHER INFORMATION	12

	Item 6 - Index to Exhibits and Reports on Form 8-K	12

	Signatures	13

	Exhibits













Page 2 of 11 pages
























PART I - FINANCIAL INFORMATION


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                            March 31,     December 31,
                                              2001             2000  *
	ASSETS                                (Unaudited)      (Audited)
                                                 (000 Omitted)

Cash and due from banks	$   5,308	$   5,115
Interest bearing balances with banks	3,388	4,450
Investment securities available for sale	53,755	56,927
Restricted bank stock	3,095	3,095
Loans			151,134	147,570
Less:  reserve for possible loan losses	(     1,584)	(    1,586)
Bank premises, equipment, furniture
  and fixtures	3,489	3,066
Accrued interest receivable	1,224	1,344
Cash surrender value of life insurance	3,157	3,121
Other assets	    1,981	    1,410
		Total assets	$ 224,947	$ 224,512

LIABILITIES AND CAPITAL
Deposits in domestic offices:
	Demand		$  14,335	$  16,359
	Savings		87,187	86,444
	Time			73,010	74,194
Liabilities for borrowed money	19,449	18,864
Accrued interest payable	515	515
Other liabilities	    2,356	    1,460
			Total liabilities	  196,852	  197,836

EQUITY CAPITAL
	Capital stock, common, authorized 5,000,000
	 shares; 1,780,100 shares issued - 2001
	 1,780,100 shares issued - 2000 	2,225	2,225
	Additional paid-in capital	6,705	6,705
	Retained earnings	18,677	17,568
	Accumulated other comprehensive income	    1,168	      834
	Less:  cost of treasury stock	(      680)	(      656)
			Total equity capital	   28,095	   26,676

			Total liabilities and
			 capital	$ 224,947	$ 224,512

*  Condensed from audited financial statements




The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 11 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
                                                  2001        2000
                                                  (000 Omitted)
Interest Income
	Interest & fees on loans	$   3,294	$   2,823
	Interest on investment securities
	 available for sale	734	771
	Interest on deposits with banks	       69	      105
			Total interest & dividend income	    4,097	    3,699
Interest Expense
	Interest on deposits	1,599	1,353
	Interest on borrowed money	      303	      350
			Total interest expense	    1,902	    1,703

			Net interest income 	2,195	1,996

Provision for loan losses	       30	        0

Net interest income after provision
 for loan losses	    2,165	    1,996

Other Income
	Investment service income	146	206
	Service charges on deposit accounts	134	107
	Other service charges	20	22
	Other operating income	        169	       64
	Investment securities gains (losses)	      543	      368
			Total other income	    1,012	      767
Other Expense
	Salaries, wages and other benefits	804	763
	Occupancy expense of bank premises	86	85
	Furniture and fixture expense	132	130
	Other operating expenses	      678	      625
			Total other expenses	    1,700	    1,603

			Income before taxes	1,477	1,160
Applicable income taxes	      369	      303
			Net income	$   1,108	$     857

Earnings per share:
	Basic earnings per share	$     .63	$     .49
	Weighted average shares outstanding	1,755,954	1,762,646
	Diluted earnings per share	$     .62	$     .48
	Weighted average shares outstanding	1,775,902	1,775,294


The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 11 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
                                                   2001         2000
                                                      (000 Omitted)
Net income		$ 1,108	$   857

Other comprehensive income:
	Unrealized holding gains (losses)	  1,049	(    836)
	 reclassification adjustment for gains
	  Realized in net income	(    543)	    368
				 506	(    468)

Tax effect		(    172)	    163

Other comprehensive income (loss)	    334	(    305)

Comprehensive income	$ 1,442	$   552






























The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 11 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000
(UNAUDITED)
                                                   2001        2000
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$ 1,108	$   857
	Adjustments to reconcile net income to net
	  cash:
		Depreciation and amortization	99	105
		Provision for loan losses	30	0
		(Gain) on sale of investment securities	(    543)	(    368)
		Provision for deferred taxes	0	(     88)
		(Increase) in other assets	    (    778)	(    758)
		Decrease in interest receivable	    120	     597
		Increase in interest payable	0	     17
		Increase in other liabilities	    896	    152
Net cash provided by operating activities	    932	    514

Cash flows from investing activities:
	Loans (net)	(  3,596)	(  3,005)
	Purchases of bank premises, equipment,
	 furniture and fixtures	(    522)	(    459)
	Interest bearing balances with banks	    1,062	(    483)
	Purchases of available for sale securities	(  4,252)	(  4,294)
	Maturities/sales of available for sale
	 securities	    8,473	    2,673
Net cash provided(used) by investing activities	  1,165	(  5,568)

Cash flows from financing activities:
	Net increase (decrease) in deposits	(  2,465)	3,382
	Purchase of treasury stock	(     31)	0
	Debt (net)	585	    1,833
	Proceeds from sale of capital stock	      7	      6
Net cash provided (used) by financing activities	(  1,904)	   5,221

Net increase in cash and cash equivalents	193	    167

Cash and cash equivalents at beginning of year	  5,115	  5,062

Cash and cash equivalents at end of quarter	$ 5,308	$ 5,229









The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 11 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of March 31, 2001 and the results of its operations for the three month period ended March 31, 2001 and 2000.

The results of operations for the three month period ended
March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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
















Page 7 of 11 pages


TOWER BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Net income for the first quarter of 2001 was $ 1,108,000 compared to $ 857,000 for the first quarter of 2000. Net income on a per share basis for 2001 was $ .63, up $ .14 from the $ .49 realized during the first three months of 2000.

	Total interest income for the first three months of 2001 was $ 4,097,000 compared to $ 3,699,000 for the first three months of 2000. Increases occurred primarily in loan income resulting from a combination of volume and rate increases. Average rates on loans increased approximately thirty-four basis points over those at the end of the first quarter of 2000 as loan rates have risen in the latter part of 2000. Average loan balances at March 31, 2001 have increased 11.2% over those at March 31, 2000. Increases were primarily in mortgage and commercial loans, which increased 10.2% and 23.9%, respectively since March 31, 2000. Earnings on investments for the first quarter decreased 4.0% over totals for the corresponding period in 2000. Decreases were attributable primarily to volume decreases as investments were liquidated to help meet the increasing loan demand.

	Total interest expense was $ 1,902,000 for the first quarter of 2001, an increase of $ 199,000 over the $ 1,703,000 reported for the first quarter of 2000. Increases in average total deposits has been 8.9% since March 31, 2000. Most of this growth has occurred in the interest bearing demand deposit accounts and certificates of deposit. Average rates on deposits have increased thirty-nine basis points over prior year amounts. This coupled with the fact that the deposit growth has been concentrated in certificates of deposit has caused the bank's cost of funds to increase. However, this has been offset by the significant increase in commercial and mortgage loans which produce higher earnings than investments. The loan to deposit ratio was 87% at March 31, 2001 compared to 83% at March 31, 2000. This has allowed the bank to maintain its net interest margin at desired levels. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

	The bank made a $ 30,000 provision for loan losses during the first quarter of 2001. This has been the first time in several years that management has made any provision. Net charge-offs were $ 31,000 during the first quarter of 2001 compared to $ 41,000 during the first quarter of 2000, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. As a result, nonaccrual and classified loans continue to decrease. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainities that would significantly impact future operations, liquidity or capital.

Page 8 of 11 pages


Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

	Noninterest income was $ 1,012,000 for the first quarter of 2001 representing a 31.9% increase over the first quarter of 2000. Increases were primarily in services charges on deposit accounts, securities gains and investment services income.

	Noninterest expenses were $ 1,700,000 for the first quarter of 2001 compared to $ 1,603,000 for 2000. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

	The bank's effective income tax rate was 25.0% and 26.1% for the first three months of 2001 and 2000, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

	Total assets were $ 224,947,000 at March 31, 2001 compared to $ 212,815,000 at March 31, 2000. This represents a growth rate of approximately 5.7%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 28,095,000 at March 31, 2001, representing 12.5% of total assets compared to $ 22,693,000 at March 31, 2000, which represented 10.7% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.






















Page 9 of 11 pages


















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

Current report on Form 8-K filed with the commission on April 9, 2001












Page 10 of 11 pages


SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				TOWER BANCORP, INC.
				(REGISTRANT)



				/s/  Jeff B. Shank
				Jeff B. Shank, President, CEO
(Principal Executive Officer
and Principal Financial
Officer)

Date:  May 3, 2001





				/s/Donald F. Chlebowski, Jr.
Donald F. Chlebowski, Jr.,
Treasurer
(Principal Accounting Officer)


Date:  May 3, 2001



















Page 11 of 11 pages


3-MOS
DEC-31-2001
MAR-31-2001
5,308
3,388
0
0
53,755
0
0
151,134
1,584
224,947
174,532
3,247
2,871
16,202
0
0
2,225
25,870
224,947
3,294
803
0
4,097
1,599
303
2,195
30
543
1,700
1,477
1,108
0
0
1,108
 .63
 .61
3.98
142
669
0
0
1,586
42
11
1,584
1,584
0
1,143


EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of March 31, 2001 and the related consolidated statements of income for the three months ended March 31, 2001 and 2000 and consolidated statements of comprehensive income for the three months ended March 31, 2001 and 2000 and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 3, 2001