Form 10-Q
period 2001-06-30
TOWER BANCORP INC
filed 2001-08-10
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001
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

1,753,362 shares of common stock

















Page 1 of 14 pages










TOWER BANCORP, INC.

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - June 30, 2001
	  and December 31, 2000	3
	Condensed consolidated statements of income - three months
	  ended June 30, 2001 and 2000	4
	Condensed consolidated statements of income - six months
	  ended June 30, 2001 and 2000	5
	Condensed consolidated statements of comprehensive income -
	  six months ended June 30, 2001 and 2000	6
	Condensed consolidated statements of cash flows - six
	  months ended June 30, 2001 and 2000	7
	Notes to condensed consolidated financial statements	8

	Management's discussion and analysis of financial
	  condition and results of operations	9 and 10

PART II - OTHER INFORMATION	11

	Item 6 - Index to Exhibits and Reports on Form 8-K	11

	Signatures	12

	Exhibits













Page 2 of 14 pages
























PART I - FINANCIAL INFORMATION


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30,     December 31,
                                              2001             2000  *
	ASSETS                                (Unaudited)      (Audited)
                                                 (000 Omitted)

Cash and due from banks	$   5,566	$   5,115
Interest bearing balances with banks	3,134	4,450
Federal Funds Sold	2,331	0
Investment securities available for sale	57,569	56,927
Restricted bank stock	3,095	3,095
Loans			159,162	149,570
Less:  reserve for possible loan losses	(     1,577)	(    1,586)
Bank premises, equipment, furniture
  and fixtures	3,457	3,066
Accrued interest receivable	1,252	1,344
Cash surrender value of life insurance	3,196	3,121
Other assets	    1,777	         1,410
		Total assets	$ 238,962	$ 224,512

LIABILITIES AND CAPITAL
Deposits in domestic offices:
	Demand		$  15,432	$  16,359
	Savings		91,631	86,444
	Time			77,122	74,194
Liabilities for borrowed money	23,426	18,864
Accrued interest payable	473	515
Other liabilities	    2,330	    1,460
			Total liabilities	  210,414	  197,836

EQUITY CAPITAL
	Capital stock, common, authorized 5,000,000
	 shares; 1,780,100 shares issued - 2001
	 1,780,100 shares issued - 2000	2,225	2,225
	Additional paid-in capital	6,706	6,707
	Retained earnings	19,194	17,568
	Accumulated other comprehensive income	1,145	834
	Less:  cost of treasury stock	(      721)	(      656)
			Total equity capital	   28,548	   26,676

			Total liabilities and
			 capital	$ 238,962	$ 224,512

*  Condensed from audited financial statements






The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 14 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                  (000 Omitted)
Interest Income
	Interest & fees on loans	$   3,402	$   2,938
	Interest on investment securities
	 available for sale	763	788
	Interest on federal funds sold	3	2
	Interest on deposits with banks	       51	       96
			Total interest & dividend income	    4,219	    3,824
Interest Expense
	Interest on deposits	1,518	1,404
	Interest on borrowed money	      321	      386
			Total interest expense	    1,839	    1,790

			Net interest income 	2,380	2,034
Provision for loan losses	       30	        0

Net interest income after provision
 for loan losses	    2,350	    2,034

Other Income
	Investment service income	17	142
	Service charges on deposit accounts	155	117
	Other service charges	29	25
	Other operating income	68	308
	Investment securities gains (losses)	      355	       77
			Total other income	      624	      669

Other Expense
	Salaries, wages and other benefits	810	758
	Occupancy expense of bank premises	85	75
	Furniture and fixture expense	135	134
	Other operating expenses	      733	      581
			Total other expenses	    1,763	    1,548

			Income before taxes	1,211	1,155
Applicable income taxes	      307	      282
			Net income	$     904	$     873

Earnings per share:
Basic Earnings per share	$     .51	$     .50

Weighted average shares outstanding	1,755,561	1,762,934

Diluted Earnings per share	$     .51	$     .49

Weighted Average Shares Outstanding	$ 1,775,711	$ 1,775,582

The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 14 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                  (000 Omitted)
Interest Income
	Interest & fees on loans	$   6,696	$   5,761
	Interest on investment securities
	 available for sale	1,497	1,559
	Interest on federal funds sold	3	2
	Interest on deposits with banks	      120	      201
			Total interest & dividend income	    8,316	    7,523
Interest Expense
	Interest on deposits	3,117	2,757
	Interest on borrowed money	      624	      736
			Total interest expense	    3,741	    3,493

			Net interest income 	4,575	4,030

Provision for loan losses	       60	        0

Net interest income after provision
 for loan losses	    4,515	    4,030

Other Income
	Investment Service income	163	348
	Service charges on deposit accounts	289	224
	Other service charges	49	47
	Other operating income	237	        372
	Investment securities gains (losses)	      898	      445
			Total other income	    1,636	    1,436
Other Expense
	Salaries, wages and other benefits	1,614	1,521
	Occupancy expense of bank premises	171	160
	Furniture and fixture expense	267	264
	Other operating expenses	    1,411	    1,206
			Total other expenses	    3,463	    3,151

			Income before taxes	2,688	2,315
Applicable income taxes	      676	      585
			Net income	    2,012	$   1,730

Earnings per share:
Basic Earnings per share	$    1.15	$     .98
Weighted average shares outstanding	1,755,763	1,762,734

Diluted Earnings per share	$    1.13	$     .97

Weighted Average Shares Outstanding	$ 1,775,711	$ 1,775,382


The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 14 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
                                                   2001         2000
                                                      (000 Omitted)
Net income		$  2,012	$  1,730

Other comprehensive income:
	Unrealized holding gains (losses)	(     427)	  (     830)
	 reclassification adjustment for gains
	  Realized in net income	     898	     445

				     471	(     385)

Tax effect		(     160)	     134

Other comprehensive income (loss)	     311	(     251)

Comprehensive income	$  2,323	$  1,479

































The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 14 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 AND 2000
(UNAUDITED)
                                                   2001        2000
                                                   (000 Omitted)
Cash flows from operating activities:
	Net income	$  2,012	$  1,730
	Adjustments to reconcile net income to net
	  cash:
		Depreciation and amortization	198	212
		Provision for loan losses	60	0
		(Gain) on sale of investment securities	(    898)	(    445)
		Provision for deferred taxes	0	(    126)
		(Increase)Decrease in other assets	(    442)	0
		(Increase)Decrease in interest receivable	92	(    134)
		Increase (decrease) in interest payable	(     42)	48
		Increase (decrease) in other liabilities	    711	     13
Net cash provided by operating activities	  1,691	  1,298

Cash flows from investing activities:
	Loans (net)	( 11,661)	(  6,743)
	Purchases of bank premises, equipment,
	 furniture and fixtures	(    589)	(    548)
	Interest bearing balances with banks	  1,316	107
	Purchases of available for sale securities	( 10,482)	(  7,568)
	Maturities/sales of available for sale
	 securities	 11,208	  5,170
Net cash (used) by investing activities	( 10,208)	(  9,582)

Cash flows from financing activities:
	Net increase in deposits	7,188	7,790
	Debt (net)	4,562	1,145
	Cash dividends paid	(    386)	(   318)
	Purchase of Treasury Stock	(    106)	0
	Proceeds from sale of capital stock	     41	    11
Net cash provided by financing activities	 11,299	 8,628

Net increase in cash and cash equivalents	2,782	344

Cash and cash equivalents at beginning of year	  5,115	  5,062

Cash and cash equivalents at end of quarter	$ 7,897	$ 5,406








The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 14 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q filing.

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000.

The results of operations for the six month period ended
June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

















Page 8 of 14 pages


TOWER BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Net income for the first six months of 2001 was $ 2,012,000 compared to $ 1,730,000 for the first half of 2000. Net income on a per share basis for 2001 was $ 1.15, up $ .17 from the $ .98 realized during the first six months of 2000.

	Total interest income for the first six months of 2001 was $ 8,316,000 compared to $ 7,523,000 for the first six months of 2000. Increases occurred primarily in loan income resulting from a combination of volume and rate increases. Average rates on loans increased approximately twenty-nine basis points over those at the end of the first half of 2000 as loan rates for mortgages and consumer loans have risen during 2001. Average loan balances at June 30, 2001 have increased 12.4% over those at June 30, 2000. Increases were primarily in mortgage, commercial and consumer loans, which increased 7.6%, 35.9% and 7.2%, respectively since June 30, 2000. Earnings on investments for the first half decreased 4.0% from totals for the corresponding period in 2000. Decreases were attributable to volume decreases of 5.0% and a nine basis point drop in average rates earned from June 30, 2000 to 2001.

	Total interest expense was $ 3,741,000 for the first half of 2001, an increase of $ 248,000 over the $ 3,493,000 reported for the first half of 2000. $ 112,000 of the increase in interest expense was attributable to increases in liabilities for borrowed money. In an effort to manage net interest spreads, management is using available borrowing arrangements as a supplemental source of funds to maintain liquidity goals. Increases in average total deposits has been 9.0% since June 30, 2000. Most of this growth has occurred in certificates of deposit and savings accounts with some modest growth in transaction accounts. Average rates on deposits increased fourteen basis points over those paid during the first six months of 2000. This resulted primarily from the growth in certificates of deposit which represent the highest cost of funds. Total interest on deposits increased 13% over the first six months of 2000. However, by directing the growth in earning assets toward mortgage and commercial loans, which produce the highest yields, the bank has been able to improve its net interest margin while still maintaining adequate liquidity. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

	The bank has not made a provision for loan losses during the past five years. However, management recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and has made a $60,000 provision for loan losses for the first six months of 2001. Net charge-offs were $ 69,000 during the first half of 2001 compared to $ 88,000 during the first half of 2000, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more

Page 9 of 14


readily act on loans with deteriorating trends. As a result, nonaccrual and classified loans continue to be below peer group averages. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital. Management intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

	Non-interest income was $ 1,636,000 for the first half of 2001 representing a 13.9% increase over the first half of 2000. Increases were primarily in services charges on deposit accounts and Securities Gains. Investment Services income is down significantly as expected due to the transfer of its Trust Department Administration to Sentry Trust as part of the affiliation reported last year. Management expects to regain some of this decrease by expanding its brokerage services. Other income through June 30, 2001 was $ 135,000 below the total reported through June 30, 2000. This was due to a one time gain of $ 236,000 on the disposition of insurance stock received as part of the demutalization of John Hancock Life in 2000.

	Non-interest expenses were $ 3,463,000 for the first half of 2001 compared to $ 3,151,000 for 2000. Increases were primarily in personnel and technology costs as the bank opened a new loan office in Chambersburg, Pennsylvania and prepares to establish a new full service branch office in Hagerstown, Maryland.

	The bank's effective income tax rate was 25.1% and 25.2% for the first six months of 2001 and 2000, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

	Total assets were $ 238,962,000 at June 30, 2001 compared to $ 217,042,000 at June 30, 2000. This represents a growth rate of approximately 10%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 26,676,000 at June 30, 2001, representing 11.2% of total assets compared to $ 23,308,000 at June 30, 2000, which represented 10.7% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.













Page 10 of 14


















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

Current report on Form 8-K filed with the Commission on July
17, 2001.















Page 11of 14 pages


SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				TOWER BANCORP, INC.
				(REGISTRANT)



				/s/  Jeff B. Shank
				Jeff B. Shank, President, CEO
(Principal Executive Officer
and Principal Financial
Officer)

Date:  August 9, 2001





				/s/Frank Klink
Frank Klink
Treasurer
(Principal Accounting Officer)


Date:  August 9, 2001





















Page 12 of 14 pages





EX-27
ARTICLE 9 FDS FOR 10-Q

9
1,000


6-MOS
DEC 31 2001
JUN 30 2001
5,566
3,134
2,331
0
60,664
0
0
159,162
1,577
238,962
184,185
3,152
2,803
20,274
2,225
0
0
26,323
238,962
6,696
1,497
123
8,316
3,117
3,741
4,575
60
898
3,463
2,688
2,688
0
0
2,012
1.15
1.13
4.46
142
587
0
0
1,586
88
19
1,577
1,577
0
1,219




Page 13 of 14 pages


EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of June 30, 2001 and the related consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000 and consolidated statements of comprehensive income for the six months ended June 30, 2001 and 2000 and consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
August 9, 2001






Page 14 of 14 pages