Form 10-Q
period 2001-09-30
TOWER BANCORP INC
filed 2001-11-05
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001
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

1,759,337 shares of common stock

















Page 1 of 13 pages










TOWER BANCORP, INC.

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - September 30, 2001
	  and December 31, 2000	3
	Condensed consolidated statements of income - three months
	  ended September 30, 2001 and 2000	4
	Condensed consolidated statements of income - nine months
	  ended September 30, 2001 and 2000	5
	Condensed consolidated statements of comprehensive income -
	  nine months ended September 30, 2001 and 2000	6
	Condensed consolidated statements of cash flows - nine
	  months ended September 30, 2001 and 2000	7
	Notes to condensed consolidated financial statements	8

	Management's discussion and analysis of financial
	  condition and results of operations	9 and 10

PART II - OTHER INFORMATION	11

	Item 6 - Index to Exhibits and Reports on Form 8-K	12

	Signatures	13

	Exhibits













Page 2 of 13 pages
























PART I - FINANCIAL INFORMATION


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                           September 30,   December 31,
                                              2001             2000  *
	ASSETS                                (Unaudited)      (Audited)
                                                   (000 Omitted)

Cash and due from banks	$   6,162	$   5,115
Interest bearing balances with banks	3,428	4,450
Investment securities available for sale	54,331	56,927
Restricted bank stock	2,955	3,095
Loans			164,638	147,570
Less:  reserve for possible loan losses	(     1,566)	(    1,586)
Bank premises, equipment, furniture
  and fixtures	3,463	3,066
Accrued interest receivable	1,293	1,344
Cash surrender value of life insurance	3,233	3,121
Other assets	    1,394	    1,410
		Total assets	$ 239,331	$ 224,512

LIABILITIES AND CAPITAL
Deposits in domestic offices:
	Demand		$  16,250	$  16,359
	Savings		84,790	86,444
	Time			78,937	74,194
Liabilities for borrowed money	27,574	18,864
Accrued interest payable	484	515
Other liabilities	    2,123	    1,460
			Total liabilities	  210,158	  197,836

EQUITY CAPITAL
	Capital stock, common, authorized 5,000,000
	 shares; 1,780,100 shares issued - 2001
	 1,780,100 shares issued - 2000 	2,225	2,225
	Additional paid-in capital	6,706	6,705
	Retained earnings	19,528	17,568
	Accumulated other comprehensive income	1,313	834
	Less:  cost of treasury stock	(      599)	(      656)
			Total equity capital	   29,173	   26,676

			Total liabilities and
			 capital	$ 239,331	$ 224,512

*  Condensed from audited financial statements






The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                     (000 Omitted)
Interest Income
Interest & fees on loans	$   3,421	$   3,122
Interest on investment securities
 available for sale	731	812
Interest on federal funds sold	24	0
Interest on deposits with banks	       49	      131
Total interest & dividend income	    4,225	    4,035
Interest Expense
Interest on deposits	1,473	1,545
Interest on borrowed money	      312	      389
Total interest expense	    1,785	    1,934

Net interest income 	2,440	2,101

Provision for loan losses	       30	        0

Net interest income after provision
 for loan losses	    2,410	    2,101

Other Income
Investment services income	15	203
Service charges on deposit accounts	63	125
Other service charges	17	27
Other operating income	231	63
Investment securities gains (losses)	      733	      280
Total other income	    1,059	      698
Other Expense
Salaries, wages and other benefits	810	753
Occupancy expense of bank premises	82	82
Furniture and fixture expense	141	132
Other operating expenses	      788	      669
Total other expenses	    1,821	    1,636

Income before taxes	1,648	1,163
Applicable income taxes	      435	      297
Net income	$   1,213	$     866

Earnings per share:
Basic earnings per share	$     .69	$     .49
Weighted average shares
 outstanding	1,756,835	1,762,311
Diluted earnings per share	$     .68	$     .49
Weighted average shares outstanding	1,776,383	1,774,959



The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
                                                  2001         2000
                                                    (000 Omitted)
Interest Income
Interest & fees on loans	$  10,117	$   8,883
Interest on investment securities
 available for sale	2,228	2,371
Interest on federal funds sold	27	0
Interest on deposits with banks	      169	      304
Total interest & dividend income	   12,541	   11,558
Interest Expense
Interest on deposits	4,590	4,302
Interest on borrowed money	      936	    1,125
Total interest expense	    5,526	    5,427

Net interest income 	7,015	6,131

Provision for loan losses	       90	        0

Net interest income after provision
 for loan losses	    6,925	    6,131

Other Income
Investment services income	178	551
Service charges on deposit accounts	352	349
Other service charges	66	74
Other operating income	468	435
Investment securities gains (losses)	    1,631	      725
Total other income	    2,695	    2,134
Other Expense
Salaries, wages and other benefits	2,424	2,274
Occupancy expense of bank premises	253	242
Furniture and fixture expense	408	396
Other operating expenses	    2,199	    1,875
Total other expenses	    5,284	    4,787

Income before taxes	4,336	3,478
Applicable income taxes	    1,111	      882
Net income	$   3,225	$   2,596

Earnings per share:
Basic earnings per share	$    1.84	$    1.47
Weighted average shares
 outstanding	1,755,951	1,762,630
Diluted earnings per share	$    1.82	$    1.46
Weighted average shares outstanding	1,775,951	1,775,278




The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
                                                   2001         2000
                                                      (000 Omitted)
Net income		$ 3,225	$ 2,596

Other comprehensive income:
Unrealized holding gains (losses)	2,356	944
 reclassification adjustment for gains
  Realized in net income	  1,631	    725
			725	219

Tax effect		(    246)	(     71)

Other comprehensive income	    479	    148

Comprehensive income	$ 3,704	$ 2,744


































The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 13 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000
(UNAUDITED)
                                                   2001        2000
                                                    (000 Omitted)
Cash flows from operating activities:
Net income	$  3,225	$  2,596
Adjustments to reconcile net income to net
  cash:
Depreciation and amortization	307	310
Provision for loan losses	90	0
(Gain) on sale of investment securities	(   1,631)	(     725)
(Increase) decrease in other assets	(      96)	    141
(Increase) decrease in interest receivable	51	(     215)
Increase (decrease) in interest payable	(      31)	103
Increase (decrease) in other liabilities	     417	(     133)
 Net cash provided (used) by
   operating activities	   2,332	   2,077

Cash flows from investing activities:
Loans (net)	(  17,178)	(  13,469)
Purchases of bank premises, equipment,
 furniture and fixtures	(     704)	(     694)
Interest bearing balances with banks	1,022	698
Purchases of available for sale securities	(  12,479)	(   9,551)
Maturities/sales of available for sale
 Securities	17,571	6,859
Purchase of cash surrender value -
 officers' life insurance	       0	(     189)
Net cash (used) by investing activities	(  11,768)	(  16,346)

Cash flows from financing activities:
Net increase in deposits	2,980	6,435
Debt (net)	8,710	7,738
Cash dividends paid	(   1,265)	(     317)
Purchase treasury stock	(     106)	(      44)
Proceeds from sale of capital stock	     164	      22
Net cash provided by financing activities	  10,483	  13,834

Net increase (decrease) in cash and cash
 equivalents	1,047	(     435)

Cash and cash equivalents at beginning of year	   5,115	   5,062

Cash and cash equivalents at end of period	$  6,162	$  4,627








The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 13 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q filing.

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000.

The results of operations for the nine month period ended
September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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



















Page 8 of 13 pages


TOWER BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Net income for the first nine months of 2001 was $ 3,225,000 compared to $ 2,596,000 for 2000. Net income on a per share basis for 2001 was $ 1.84, up $ .37 from the $ 1.47 realized during the first nine months of 2000.

	Total interest income for the first nine months of 2001 was $ 12,541,000 compared to $ 11,558,000 for the first nine months of 2000. Increases occurred primarily in loan income resulting from a combination of volume and rate increases. Average rates on loans increased approximately eight basis points over those at the end of the first nine months of 2000 as average loan rates for mortgages and consumer loans have risen during 2001. Average loan balances at September 30, 2001 have increased 12.9% over those at September 30, 2000. Increases were primarily in mortgage, commercial and consumer loans, which increased 5.7%, 43.6% and 8.2%, respectively since September 30, 2000. Earnings on investments for the first nine months decreased 6.0% from totals for the corresponding period in 2000. Decreases were attributable to volume decreases of 5.9% and an eleven basis point drop in average rates earned from September 30, 2000 to 2001.

	Total interest expense was $ 5,526,000 for the first nine months of 2001, an increase of $ 99,000 over the $ 5,427,000 reported for the first nine months of 2000. Increases in average total deposits has been 9.6% since September 30, 2000. Most of this growth has occurred in certificates of deposit and transaction accounts. Average rates on deposits decreased ten basis points over those paid during the first nine months of 2000. This resulted primary from the growth in transaction accounts which represent the lowest cost of funds. Total interest on deposits increased 6.7% over the first nine months of 2000. By directing the growth in earning assets toward mortgage and commercial loans, which produce the highest yields, the bank has been able to improve its net interest margin while still maintaining adequate liquidity.
 Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

	The bank had not made a provision for loan losses during the past five years. However, management recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and has made a $ 90,000 provision for loan losses for the first nine months of 2001. Net charge-offs were $ 110,000 during the first nine months of 2001 compared to $ 118,000 during the first nine months of 2000, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating




Page 9 of 13


trends. As a result, non-accrual and classified loans continue to be below peer group averages. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital. Management intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

	Non-interest income was $ 2,695,000 for the first nine months of 2001 representing a 26.3% increase over the first nine months of 2000. Increases were primarily in service charges on deposit accounts and Securities Gains. Investment Services income is down significantly as expected due to the transfer of its Trust Department Administration to Sentry Trust as part of the affiliation reported last year. Management expects to regain some of this decrease by expanding its brokerage services. Other income through September 30, 2001 was $ 25,000 above the total reported through September 30, 2000. This was due to increases in insurance commissions and ATM fees.

	Non-interest expenses were $ 5,284,000 for the first nine months of 2001 compared to $ 4,787,000 for 2000. Increases were primarily in personnel and technology costs as the bank opened a new loan office in Chambersburg, Pennsylvania and prepares to establish a new full service branch office in Hagerstown, Maryland.

	The bank's effective income tax rate was 25.6% and 25.3% for the first nine months of 2001 and 2000, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

	Total assets were $ 239,331,000 at September 30, 2001 compared to $ 223,421,000 at September 30, 2000. This represents a growth rate of approximately 7.1%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 29,173,000 at September 30, 2001, representing 12.2% of total assets compared to $ 24,540,000 at September 30, 2000, which represented 10.8% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.















Page 10 of 13

















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

Current report on Form 8-K filed with the Commission on September 26, 2001.

Current report on Form 8-K filed with the Commission on October 11, 2001.












Page 11 of 13 pages


SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				TOWER BANCORP, INC.
				(REGISTRANT)



				/s/  Jeff B. Shank
				Jeff B. Shank, President, CEO
(Principal Executive Officer
and Principal Financial
Officer)

Date:  November 5, 2001





				/s/Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Accounting Officer)


Date:  November 5, 2001






















Page 12 of 13 pages


9-MOS
DEC-31-2001
SEPT-30-2001
6,162
3,428
0
0
57,286
0
0
164,638
1,566
239,331
179,977
2,954
2,607
24,620
2,225
0
0
26,948
239,331
10,117
2,228
196
12,541
4,590
5,526
7,015
90
1,631
5,284
4,336
4,336
0
0
3,225
1.84
1.82
4.48
31
1,471
0
0
1,586
158
48
1,566
1,566
0
1,200





Page 13 of 13 pages


EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of September 30, 2001 and the related consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000 and consolidated statements of comprehensive income for the nine months ended September 30, 2001 and 2000 and consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the corporation's management.

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




	/s/ Smith Elliott Kearns & Company, LLC

	SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
November 2, 2001