Form 10-K
period 2001-12-31
TOWER BANCORP INC
filed 2002-03-25
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

As of December 31, 2001, 1,747,210 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 42,492,147.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2001 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2002
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

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

	During 2000 Tower acquired 7,750 shares of its own common stock and sold 1,655 shares of treasury stock to First executive officers and directors as part of a stock option plan.
	During 2001 Tower acquired 19,024 shares of its own common stock and sold 8,454 shares of treasury stock to First's ESOP plan, and 1,374 shares to First executive officers as part of a stock option plan.
	Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its five branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg and Laurich, as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
	Tower has no employees other than its four officers who are also employees of First, its subsidiary.
On December 31, 2001, First had 86 full-time and 21 part-time employees.
	Tower contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks. Tower also may seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities. Any acquisition by Tower will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, and, in some instances, other regulatory agencies and its shareholders. During 1996 Tower secured approval and purchased property for use as a possible future branch office, in Washington County, Maryland. During 1998 Tower secured approval and purchased property for a branch office in Waynesboro, Pennsylvania. Construction on this branch was started during 1998 and the new branch opened in the first quarter of 1999.

Business of First
	First was organized as a national bank in 1983 as part of an agreement and plan of merger between Tower and The First National Bank of Greencastle, the predecessor of First, under which First became a wholly-owned subsidiary of Tower. As indicated, First is the successor to The First National Bank of Greencastle which was originally organized in 1864.
	First is engaged in commercial banking and trust business as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate, business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
	In 2000, First entered into an affiliation agreement with Sentry Trust Company, a Pennsylvania Limited Purpose Bank, (Sentry) whereby Sentry acquired from First the right to service the trust accounts of First. Through this affiliation agreement trust and other financial services are provided to First's customers by Sentry.
	As of December 31, 2001, First had total assets of approximately $ 245 million, total shareholders' equity of approximately $ 28.5 million and total deposits of approximately $ 178 million.
Regulation and Supervision
	Tower Bancorp, Inc. (Tower) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). As a registered bank holding company, the parent company is required to file with the FRB certain reports and information. Tower is also subject to examination by the FRB and is restricted in its acquisitions, certain of which are subject to approval by the FRB. In addition, the parent company would be required to obtain the approval of the Pennsylvania State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.
	Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First National Bank of Greencastle (First). As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.
	The operations of First are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
	The primary supervisory authority of First is the Office of the Comptroller of the Currency (OCC), who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.
-5-


	Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 20 of the Notes to Financial Statements for a discussion of the limitations on the availability of Tower's subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.
	The Financial Institutions Reform, Recovery and Enforcement Act of 1989(FIRREA) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation(FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Tower currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
	The OCC issued guidelines which, effective
December 31, 1990, imposed upon national banks risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed in Note 20 of the notes to -6-


financial statements. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.
	In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

-7-
	FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized".
A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
	Based on their respective regulatory capital ratios at December 31, 2001, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in
-8-


management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.
	A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.
	In 1999, Federal regulatiors issued regulations to implement the privacy provisions of the Gramm-Leach-Bliley Act (Financial Services Modernization Act). This new law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. These regulations took effect in 2000. The corporation has developed privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.
	The earnings of First, and therefore the earnings of Tower, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the OCC and the FDIC.

	In addition to banking and securities laws, regulations and regulatory agencies, the Corporation also is subject to various other laws, regulations and regulatory agencies throughout the United States. Furthermore, various proposals, bills and regulations have been and are being considered in the United States Congress, and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Corporation.
	References under the caption "Supervision and Regulation" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.
Important Factors Relating to Forward Looking Statements
	The Private Securities Litigation Reform Act of
1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the

Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
	The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable and are beyond the Corporation's control. In addition, these conditions and policies can impact the Corporation's customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact on the Corporation's ability to maintain its revenue streams.
	As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.
	As noted in "Supervision and Regulation", the Corporation is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.
	The Corporation is subject to operational and control risk which is the potential for loss caused by a -12-


breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure.
	As with any financial institution, the Corporation is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation's services. Ultimately, the Corporation's businesses and their success are dependent on the Corporation's ability to attract and retain high quality employees.
Competition
	First's principal market area consists of the southern portion of Franklin County, Pennsylvania, the northeastern portion of Washington County, Maryland, and a portion of Fulton County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.
	First, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than First.
First is generally competitive with all competing financial
-13-


institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.	Properties.
	The First National Bank of Greencastle owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; Quincy, Pennsylvania and Waynesboro, Pennsylvania. In addition, First leases approximately 1,500 square feet in a building located at 305 North Main Street, Mercersburg, Pennsylvania and 365 square feet located at 685 Fifth Avenue, Chambersburg, Pennsylvania used as a loan origination office. Offices of the bank are located in each of these buildings. First also owns a building at 18233 Maugans Avenue in Washington County, Maryland which may be used as a branch office at some point in the future.

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

                           Held      Employee    Age as
     Name/Office Held      Since     Since       of 12/31/01
Kermit G. Hicks, Chairman
  of the Board	1983	(1)	66
Harold C. Gayman, Vice
  Chairman of the Board	1983	(1)	75
Jeff B. Shank, President
  and Director	1992	1983	46
Robert L. Pensinger,
 Director		1987	(1)	68
James H. Craig, Director	1990	(1)	68
Lois Easton, Director	1990	(1)	66
(1)  These directors are not employees of the Bank.
                            Held  Bank Employee    Age as
     Name/Office Held       Since     Since      of 12/31/01
Jeff B. Shank, President	1992	1976	46
John H. McDowell,
  Executive Vice President	1994	1977	52
Don Kunkle, Vice President	1987	1987	52
Franklin T. Klink, III, Vice
  President/Treasurer	2001	2001	46

Part II

Item 5.	Market for Registrant's Common Stock and Related
		  Security Holder Matters.

	Tower's common stock is not traded on a national securities exchange, but is traded through the local and over-the-counter local markets. At December 31, 2001, the approximate number of shareholders of record was 1,039. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                         Cash Dividends
            Period            Paid            Market Price
2001   	1st Quarter	$   0	$ 18.68 - $ 19.51
	2nd Quarter	.22	18.44 -   20.97
	3rd Quarter	.50	19.48 -   23.60
	4th Quarter	.40	21.53 -   24.75
2000   	1st Quarter	$   0	$ 23.00 - $ 23.00
	2nd Quarter	.18	21.13 -   21.63
	3rd Quarter	0	21.00 -   21.63
	4th Quarter	.38	19.75 -   19.75


Item 6.	Selected Financial Data

	The selected five-year financial data on page 25 of the annual shareholders' report for the year ended
December 31, 2001 is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial
	  Condition and Results of Operations
	Management's discussion and analysis of financial
condition and results of operations, including quantitative
and qualification disclosures about market risk on pages 30
through 35 of the annual shareholders report are
incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data
	The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 29 of the annual shareholders report for the year ended December 31, 2001 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

	The following table presents the loan portfolio at the end of each of the last five years:






2001
2000
1999
1998
1997






(000 omitted)





Commercial,
financial &
agricultural
$  33,606
$  20,903
$  15,047
$  15,164
$  10,699
Real estate -
Construction
6,029
4,827
4,146
2,378
1,486






Real estate -
 Mortgage
111,709
104,838
93,340
87,350
80,597






Installment &
other
 personal
loans
 (net of
unearned
 income)
   16,333
   17,002
   19,227
   18,798
   11,556


















Total loans
$ 167,677
$ 147,570
$ 131,760
$ 123,690
$ 104,338

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
SUMMARY OF LOAN LOSS EXPERIENCE
                  Years Ended December 31






2001
2000
1999
1998
1997
(000 omitted)





Average total loans
outstanding (net of
unearned income)
$ 158,570
$ 140,788
$ 127,202
$ 111,952
$ 102,439


















Allowance for loan
losses, beginning
of period
1,586
1,719
1,890
1,850
1,947
Additions to
provision for loan
losses Charged to
operations
120
0
0
0
0
Loans charged off
during the year





Commercial
0
4
8
0
58
Real estate
mortgage
0
0
29
1
0
Installment
     192
      149
      179
      46
      57
Total charge-
off's
     192
      153
      216
      47
     115
Recoveries of loans
previously charged
off:





Commercial
4
4
4
43
11
Installment
39
16
35
20
7
Mortgage
      20
       0
        6
      24
       0
Total recoveries
      63
      20
       45
      87
      18






Net loans charged
off (recovered)
    129
     133
      171
(     40)
      97






Allowance for loan
losses, end of
period
1,577
1,586
1,719
1,890
1,850






Ratio of net loans
charged off
(recovered) to
average loans
outstanding
   .08%
     .09%
     .13%
(   .04%)
    .09%





 			The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.






-20-


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOANS


	The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 60 days and 90 days or more at December 31.






2001
2000
1999
1998
1997






(000 omitted)











Nonaccrual loans
$    64
$  63
$ 460
$ 488
$ 477






Accrual loans:





Restructured
$     0
$   0
$   0
$   0
$   0
60 - 89 days
past due
802
800
379
417
315
90 days or more
past due
    734
   25
   27
    0
    1
Total accrual
loans
$ 1,536
$ 825
$ 406
$ 417
$ 316






	See Note 8 of the Notes to Consolidated Financial
Statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and disclosures of impaired loans.

	Management has not identified any significant problem loans in the accrual loan categories shown above.



















-21-


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





Years Ended December 31

2001
2000

Allowance
Amount
Percentage
of Loans
in Each
Category
to Total
Loans
Allowance
Amount
Percentage
of Loans
in Each
Category
to Total
Loans
(000 omitted)









Commercial, financial
and agricultural
$   816
20.0%
$   812
14.2%
Real estate -
Construction
0
3.6
0
3.3
Real estate - Mortgage
650
66.6
630
71.0
Installment
0
9.7
0
11.5
Unallocated
    111
  N/A
    144
  N/A
Total
$ 1,577
100.0%
$ 1,586
100.0%






Years Ended December 31






1999
1998

Allowance
Amount
Percentage
of Loans
in Each
Category
to Total
Loans
Allowance
Amount
Percentage
of Loans
in Each
Category
to Total
Loans
(000 omitted)









Commercial, financial
and agricultural
$   812
11.2%
$   815
12.5%
Real estate -
Construction
0
3.1
0
2.0
Real estate - Mortgage
630
70.8
653
70.2
Installment
0
14.9
0
15.3
Unallocated
    277
  N/A
    422
  N/A
Total
$ 1,719
100.0%
$ 1,890
100.0%




Years Ended December 31

1997

Allowance
Amount
Percentage of
Loans in Each
Category to
Total Loans



(000 omitted)





Commercial, financial and
agricultural
$   772
10.3%
Real estate - Construction
0
1.4
Real estate - Mortgage
630
77.2
Installment
0
11.1
Unallocated
    448
  N/A
Total
$ 1,850
100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

	The average amounts of deposits are summarized below:

Years Ended December 31




2001
2000
1999
(000 omitted)







Demand deposits
$  12,840
$  13,857
$  11,206
Interest bearing demand
deposits
63,422
52,740
47,140
Savings deposits
24,828
30,139
32,965
Time deposits
   77,054
   69,006
   63,410
Total deposits
$ 178,144
$ 165,742
$ 154,721





RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE
BALANCES)

	The following table presents a summary of significant earnings and capital ratios:




2001
2000
1999
Assets
$ 245,574
$ 224,512
$ 206,874
Net income
$   4,001
$   4,093
$   3,203
Equity
$  28,518
$  26,676
$  22,136
Cash dividends paid
$   1,965
$     986
$   1,711
Return on assets
1.72%
1.88%
1.63%
Return on equity
14.40%
17.17%
14.09%
Dividend payout ratio
49.11%
24.09%
53.42%
Equity to asset ratio
11.96%
10.96%
11.42%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS





Years Ended December 31

2001
2000
1999
1998
1997
(000 omitted)





Interest income
$ 16,510
$ 15,523
$ 13,648
$ 12,548
$ 11,977
Interest expense
   6,988
   7,295
   6,079
   5,342
   5,167
Net interest income
9,522
8,228
7,569
7,206
6,810
Provision for loan
losses
     120
       0
       0
       0
        0
Net interest
income after
provision for
loan losses
9,402
8,228
7,569
7,206
6,810
Other income:





Investment
services income
191
577
492
391
293
Service charges -
deposits
519
335
291
281
288
Other service
charges, collection
and exchange,
charges, commission
fees
305
1,630
388
212
181
Other operating
income
   1,922
   1,073
   1,651
   1,198
     628
Total other income
   2,937
   3,615
   2,822
   2,082
   1,390
Income before
operating expense
12,339
11,843
10,391
9,288
8,200
Operating expenses:





Salaries and
employees
benefits
3,211
3,026
2,922
2,483
2,179
Occupancy and
equipment expense
1,627
1,393
1,252
1,220
964
Other operating
expenses
   1,864
   1,842
   1,767
   1,430
   1,253
Total operating
expenses
   6,702
   6,261
   5,941
   5,133
   4,396
Income before income
taxes
5,637
5,582
4,450
4,155
3,804
Income tax
   1,636
   1,489
   1,247
   1,246
   1,110
Net income
applicable to
common stock
$  4,001
$  4,093
$  3,203
$  2,909
$  2,694
Per share data:





Earnings per
common share
$  2.29
$  2.32
$   1.82
$  1.68
$   1.53
Cash dividend -
Common
$  1.12
$   .56
$    .97
$   .43
$   .38
Average number of
common shares
1,745,847
1,761,699
1,763,548
1,732,479
1,765,056

Item 9.  Disagreements on Accounting and Financial
		Disclosures.

	Not applicable.

PART III
	The information required by Items 10, 11, 12 and
13 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
		 Reports of Form 8-K.
	(a) (1) - List of Financial Statements
	The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its
shareholders for the year ended December 31, 2001,
are incorporated by reference in Item 8:
		Consolidated balance sheets - December 31,
		2001 and 2000
		Consolidated statements of income - Years
		ended December 31, 2001, 2000, and 1999
		Consolidated statements of stockholders'
		equity - Years ended December 31, 2001, 2000,
		and 1999
		Consolidated statements of cash flows - Years ended December 31, 2001, 2000, and 1999
		Notes to consolidated financial statements -
		December 31, 2001
	(2)	List of Financial Statement Schedules
		Schedule I - Loan portfolio
Schedule II - Summary of loan loss experience, nonaccrual loans and allocation of allowance for loan losses
		Schedule III - Deposits
	Schedule IV - Return on equity and assets
-28-


Schedule V - Consolidated summary of
  operations
	All other schedules for which provision is made in
	the applicable accounting regulation of the
	Securities and Exchange Commission are not
	required under the related instructions or are inapplicable and therefore have been omitted.
	(3)	Listing of Exhibits
		Exhibit (3) (i) Articles of incorporation
		Exhibit (3) (ii) Bylaws
		Exhibit (4) Instruments defining the rights of security holders including indentures
		Exhibit (10) Material contracts
		Exhibit (13)  Annual report to security
		holders
		Exhibit (21)  Subsidiaries of the registrant
		Exhibit (23.1) Consent of independent auditors Exhibit (27) Financial data schedule
	All other exhibits for which provision is made in
	the applicable accounting regulation of the
	Securities and Exchange Commission are not
	required under the related instructions or are inapplicable and therefore have been omitted.
	(b)	Reports on Form 8-K filed
Report filed April 10, 2001 for news release announcing financial results for quarter ended
March 31, 2001.
-29-


Report filed July 18, 2001 for news release
announcing financial results for quarter ended
June 30, 2001.
Report filed September 26, 2001 for news
release to announce a common stock repurchase
program.
Report filed October 11, 2001 for news release
announcing financial results for quarter ended
September 30, 2001.
	(c)	Exhibits
		(3)(i)	Articles of incorporation. Incorporated
by reference to Form 8-K dated May 26,
1998.
			 (ii) By-laws.  Incorporated by reference
				to Exhibit D to the Registrant's
				Registration Statement on Form S-14,
				Registration No. 2-89573.
		(4)	Instruments defining the rights of
				security holders including indentures.
				The rights of the holders of Registrant's
				common stock are contained in:
				(i)	Articles of Incorporation of Tower
Bancorp, Inc., incorporated by
reference to Form 8-K dated May 26,
1998.

				(ii)	By-laws of Tower Bancorp, Inc., filed
						as Exhibit
D to the Registrant's
			Registration Statement on
Form S-14
	(Registration No. 2-89573).
		(10)(i)	Change of control agreements, filed
herewith by Exhibit 10-1 and 10-2 and
Incorporated by reference to the
registrant's Form 10K filing dated
March 22, 1999 Exhibit 10-1 and 10-2
for the year ended December 31, 1998.
				(ii)	Non-Qualified stock option plan;
stock option plan for outside
directors and amended and restated
employee stock ownership plan filed
as Exhibit 99.1 to the Registrant's
Statement on Form S-8 (Registration
No. 333-40661).
		(13)	Annual report to security holders - filed
				herewith
		(21)	Subsidiaries of the registrant - filed
				herewith
		(23.1)	Consent of independent auditors - filed
herewith
		(27)	Financial data schedule - filed herewith

	(d)	Financial statement schedules
		The following financial statement schedules required under Article 9 Industry Guide 3 have been included on pages 19 to 25 under Item 8 of this report:
		Schedule I - Loan portfolio
Schedule II - Summary of loan loss experience, nonaccrual loans, and allocation of allowance for loan losses
		Schedule III - Deposits
		Schedule IV - Return on equity and assets
Schedule V - Consolidated summary of
operations

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TOWER BANCORP, INC._____
	(Registrant)

         	                    By /s/   Jeff B. Shank________
Jeff B. Shank,
President
Principal Executive
Officer and Principal
Financial Officer)

                              By /s/Franklin T. Klink, III__
Franklin T. Klink, III
Treasurer (Principal
Accounting Officer)
Dated:  March 15, 2002

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title             Date

/s/  Jeff B. Shank     	President &	March 15, 2002
Jeff B. Shank            Director

/s/  Kermit G. Hicks   	Chairman of the 	March 15, 2002
Kermit G. Hicks          Board & Director

/s/Robert L. Pensinger  	Director         	March 15, 2002
Robert L. Pensinger

/s/  Harold C. Gayman    Vice Chairman of 	March 15, 2002
Harold C. Gayman         the Board & Director

/s/James H. Craig, Jr.  	Director         	March 15, 2002
James H. Craig, Jr.

/s/  Lois Easton  ____	Director	March 15, 2002
Lois Easton

Exhibit Index



Exhibit No.

	10-1	Change of control agreement
	10-2	Change of control agreement
	13	Annual report to security holders
	21	Subsidiaries of the Registrant
	23.1	Consent of independent auditors
	27	Financial data schedule


Exhibit 10-1

Execution Copy
November 6, 2001

CHANGE OF CONTROL AGREEMENT

	THIS AGREEMENT is made as of this 26th day of November, 2001, among Tower
Bancorp, Inc. Corporation ("Corporation"), a Pennsylvania business corporation having a place of business at Center Square, Greencastle, Pennsylvania 17255, the First National Bank of
Greencastle ("Bank"), a national banking association having a place of business at Center
Square, Greencastle, Pennsylvania 17225 and Franklin T. Klink, III ("Executive"), an individual residing at 168 East Side Drive, Greencastle, Pennsylvania 17225 (collectively the "Parties" and, individually, sometimes a "Party").

W I T N E S S E T H:

	WHEREAS, the Corporation is a registered bank holding company;

	WHEREAS, the Bank is a subsidiary of the Corporation;

	WHEREAS, any reference to Corporation in this Agreement shall mean Corporation or
Bank;

	WHEREAS, the Executive has been employed by the Corporation as Chief Financial
Officer of the Bank and Treasurer of Corporation; and

	WHEREAS, this Agreement will become operative only upon a Change of Control (as defined herein): and

	WHEREAS, the purpose of this Agreement is to define certain severance benefits that will be paid by the Corporation in the event of a Change of Control (as defined herein), but is not intended to affect, nor does it affect, the terms of the Executive's employment at will, in the absence of a change of control (as defined herein) of the Corporation.

	NOW THEREFORE, in consideration of the Executive's service to the Corporation and of the mutual covenants, undertaking and agreements set forth herein and intending to be legally bound hereby, the Parties agree as follows:

1.	TERM.  The term of the Agreement shall be effective as of the day and year written above, and shall continue until either Executive or Corporation gives the other written notice of termination of employment, with or without cause.  Provided, however, that during the period of time between the execution of an agreement to effect a Change of Control (as defined herein) and the Date of Change of Control (a defined herein), termination of the Executive's employment shall only be for Cause (as defined herein).


Execution Copy
November 6, 2001



2.	DEFINITION OF CAUSE.  The term "Cause" shall be defined, for purposes of this
Agreement, as the occurrence of one or more of the following:  (1) the willful failure by the
Executive to substantially perform his duties hereunder, other than a failure resulting from
Executive's incapacity because of physical or mental illness, after notice from the Corporation, and a failure to cure such violation within twenty (20) days of said notice;  (2) the willful engaging by the Executive in misconduct injurious to the Corporation;  (3) dishonesty or gross negligence of the Executive in the performance of his duties;  (4) Executive's breach of fiduciary duty involving personal profit;  (5) Executive's violation of any law, rule or regulation governing banks or bank officers or any final cease and desist order issued by a bank regulatory authority;
(6) conduct on the part of Executive which brings public discredit to the Corporation, as determined by a vote of two-thirds of the disinterested members of the Bank's Board of
Directory;  (7) Executive's conviction of or plea of guilty or nolo contender to a felony, crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of ten (10) consecutive days or more;  (8) Executive's unlawful discrimination, including harassment, against Corporation's employees, customers, business associates, contractors or visitors;  (9) Executive's theft or abuse of Corporation's property or the property of
Corporation's customers, employees, contractors, vendors or business associates; (10) the direction or recommendation of a state or federal bank regulatory authority to remove Executive from his positions with Bank as identified herein, including a final removal or prohibition order issued by a federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance
Act; or (11) Executive's willful failure to follow the good faith lawful instructions of the Board of Directors of Corporation with regard to its operations, after written notice from the
Corporation and a failure to cure such violation within twenty (20) days of said notice.

3.	DEFINITION OF CHANGE OF CONTROL.  For purposes of this agreement, the term "Change of Control" shall mean a change of control (other than one occurring by reason of an acquisition of the Corporation by Executive) of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A or Regulation 14A or any successor rule or regulation promulgated under the Securities Exchange Act of 1934, as amended (the "Act"); provided that, without limiting the foregoing, a Change of Control shall be deemed to have occurred if:

(a)	a merger or consolidation of the Corporation or purchase of substantially all of the Corporation's assets by another "person" or group of "persons" (as such term is defined or used in Sections 3, 13(d), and 14(D) of the Act) and, as a result of such merger, consolidation or sale of assets, less than a majority of the outstanding voting stock of the surviving, resulting or purchasing person is owned, immediately after the transaction, by the holders of the voting stock of the Corporation before the transaction;

(b)	any "person" as defined above, other than the Corporation, the Executive or any "person" who on the date hereof is a director or officer of the Corporation,


Execution Copy
November 6, 2001



is or becomes the "beneficial owner" (as defined in Rule 13d-3 and Rule 13d-5, or any successor rule or regulation, promulgated under the Act), directly or indirectly, of securities of the Corporation which represent twenty percent
(20%) or more of the combined voting power of the securities of the Corporation, then outstanding;

(c)	during any period of two (2) consecutive years during the term of this
Agreement and any extension thereof, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at lease seventy-five (75%) of the directors then in office who were directors at the beginning of the period;
or

(d)	any other change of control of the Corporation similar in effect to any of the foregoing.

4.	DEFINITION OF DATE OF CHANGE OF CONTROL.  For purposes of this
Agreement, the "Date of Change of Control" shall mean:

(a)	the first date on which a single person and/or entity, or group of affiliated persons and/or entities, acquire the beneficial ownership of twenty (20%)
percent or more of the Corporation's voting securities; or

(b)	the date of the transfer of substantially all of the Corporation's assets, or

(c)	the date on which a merger, consolidation or business combination is consummated, as applicable; or

(d)	the date on which individuals who formerly constituted a majority of the Board of Directors of the Corporation under Paragraph 3(c) above, cease to be a majority.

5.	PAYMENTS UPON TERMINATION.

(c)	If, during the period of time between the execution of an agreement to effect a
Change of Control( as defined herein) and the Date of the Change of Control
(as defined herein), Executive's employment is terminated for Cause (as


Execution Copy
November 6, 2001



defined herein), all rights of the Executive under this Agreement shall cease as of the effective date of such termination, except the Executive (i) shall be entitled to receive accrued salary through the date of such termination and (ii) shall be entitled to receive the payments and benefits to which he is then entitled under the employee benefit plans of the Corporation as of the date of such termination;

(d)	If a Change of Control (as defined herein) occurs and one of the following events occurs, then the Executive shall be entitled to receive a payment of twenty-four (24) months of his then current Annual Direct Salary (as defined herein), minus applicable withholdings and taxes and paid on a biweekly basis on regular bank pay days, beginning on the earliest of the following events:

(i)	if, between the execution of the agreement to effect a Change of Control
(as defined herein) and the Date of a Change of Control (as defined herein), the Executive's employment with the Bank is terminated, other than for Cause (as defined herein);

(ii)	if the Executive is not offered employment by the acquiring person or entity as of the Date of Change or Control (as defined herein) in a position having equivalent responsibilities, title, authority, compensation and benefits as he received immediately prior to the Change of Control
(as defined herein);

(iii)	if, between the Date of Change of Control (as defined herein) and twelve
(12) months after the Date of Change of Control (as defined herein), the
Executive is terminated from employment for any reason other than for
Cause (as defined herein), by the acquiring person or entity; or

(iv)	if, between three (3) and (6) months after the Date of Change of Control
(as defined herein), the Executive terminates his employment with the acquiring person or entity, or

(v)	if, between the Date of the Change of Control (as defined herein) and twelve (12) months after the Date of the Change of Control, the
Executive is reassigned to a position that requires him to travel more than fifty (50) miles from the location of Corporation's principal executive offices immediately before the Change of Control.


Execution Copy
November 6, 2001



(c.)	If a Change of Control (as defined herein) occurs and one of the events set forth in Paragraph 5(b) occurs, Executive shall receive, in addition to the salary set forth in 5(b), continued retirement benefits, including profit-sharing plans, employee stock ownership plans, and pension plans, and healthcare, life insurance, and disability insurance coverage with the Corporation providing, on behalf of Executive, the same contribution level toward Executive's retirement benefits and health care, life insurance and disability insurance coverage, that is provided for the Executive immediately before the Change of
Control.  These contributions shall continue for a period of twenty-four (24)
months, if permitted under the terms and conditions of Corporation's plans and/or contracts with the insurance providers.  If continued participation is not permitted, Corporation shall pay to Executive the sum which it would have paid under the retirement plans and/or to the health care and/or life insurance and/or disability insurance providers for Executive's continued coverage.

(d.)	If, at the end of twelve (12) months after the Date of the Change of Control (as defined herein), none of the events described above in Subparagraphs (b)(i),
(b)(ii), (b)(iii), (b)(iv), or (b)(v) of this Paragraph 5 have occurred, then the
Executive shall no longer be entitled to receive the Payments upon
Termination set forth in Subparagraphs (b) and (c) of this Paragraph 5, and the
Agreement shall thereafter be null and void.

6.	ANNUAL DIRECT SALARY.  For purposes of this Agreement, Annual Direct
Salary shall be defined as the fixed, gross, base annual salary paid to the Executive at such time as the Corporation customarily pays its other senior officers and shall not include any benefits, bonuses, incentives or other compensation.

7.	NO EMPLOYMENT CONTRACT.  This Agreement is not an employment contract.
 Nothing contained herein shall guarantee or assure Executive of continued employment by
Corporation.  Rather, Corporation's obligations to Executive hereunder shall arise only if
Executive continues to be employed by Corporation and Bank in his present or in a higher capacity and, then, only in the event the conditions described herein for payment to Executive have been met.

8.	NOTICE.  For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:


Execution Copy
November 6, 2001



	If to the Executive:	Mr. Franklin T. Klink, III
168 East Side Drive
Greencastle, PA  17225

If to the Bank:	Mr. Jeff B. Shank
President and CEO
The First National Bank of Greencastle
Center Square
P. O. Box 8
Greencastle, PA  17225-0008

If to the Corporation:	Mr. Jeff B. Shank
President and CEO
The First National Bank of Greencastle
Center Square
P. O. Box 8
Greencastle, PA  17225-0008

or to such other address as Executive or Corporation may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

9.	SUCCESSORS; BINDING AGREEMENT.  This Agreement shall inure to the benefit of and be binding upon the Corporation, Bank and Executive, their respective personal representatives, heirs, assigns or successors, provided, however, that the Executive may not commute, anticipate, encumber, dispose or assign any payment herein except as specifically set forth in Paragraph 12 herein.

10.	SEVERABILITY.  If any provision of this Agreement is declared unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

11.	WAIVER; AMENDMENT.  No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Executive and an executive officer specifically designated by the Boards of Directors of Corporation and Bank.  No waiver by either party, at any time, of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  This Agreement may be amended or canceled only by mutual agreement of the parties in writing.


Execution Copy
November 6, 2001



12.	PAYMENT OF MONEY DUE DECEASED EXECUTIVE.  In the event of
Executive's death, any monies that may be due him from the Corporation under this Agreement as of the date of death or thereafter, shall be paid to the person designated by him in writing for this purpose, or, in the absence of any such designation, to his estate.

13.	LIMITATION OF DAMAGES FOR BREACH OF AGREEMENT.  In the event of a breach of this Agreement, by either the Corporation or the Executive, each hereby waives to the fullest extent permitted by law, the right to assert any claim against the others for punitive or exemplary damages.  In no event shall any party be entitled to the recovery of attorney's fees or costs.

14.	LAW GOVERNING.  This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without regard to its conflicts of law principles.  In the event that any party shall institute any suit or other legal proceeding, whether in law of equity, arising from or relating to this Agreement, the Courts of the
Commonwealth of Pennsylvania shall have exclusive jurisdiction and venue shall lie exclusively in the Court of Common Pleas of Franklin County, Pennsylvania.

15.	EXCESS PARACHUTE PAYMENT.  Notwithstanding any other provisions of this
Agreement, Corporation shall be required to pay any monies or benefits pursuant to Paragraph 5 hereof which would be deemed an "Excess Parachute Payment," and thus, non-deductible to the
Bank and/or Corporation under the Internal Revenue Code.  In the event that any such payment, when added to all amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code
Section 4999, such payments shall be reduced (retroactively if necessary) to the extent necessary to avoid such excise tax imposition.  Upon written notice to Executive, together with calculations of Corporation's independent auditors, Executive shall remit to Corporation, the amount of the reduction, plus such interest, as may be necessary to avoid the imposition of the excise tax.

16.	HEADINGS.  This section headings of the Agreement are for convenience only and shall not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

17.	ENTIRE AGREEMENT.  This Agreement supersedes any and all prior agreements, either oral or in writing, between the parties with respect to payments upon termination after a
Change of Control, and this Agreement contains all the covenants and agreements between the parties with respect to same.


Execution Copy
November 6, 2001



IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this agreement to be duly executed in their respective names and, in the case of the
Corporation and Bank, by its authorized representatives the day and year above mentioned.

ATTEST:	TOWER BANCORP, INC


_______________________________________	By /S/Jeff B. Shank
		Jeff B. Shank, President and CEO





ATTEST:	THE FIRST NATIONAL BANK OF
	GREENCASTLE


_______________________________________	By /S/Jeff B. Shank
		Jeff B. Shank, President and CEO




WITNESS:		EXECUTIVE:



_______________________________________	By /S/Franklin T. Klink, III
		Franklin T. Klink, III



Exhibit 10-2

Execution Copy
November 6, 2001

CHANGE OF CONTROL AGREEMENT

	THIS AGREEMENT is made as of this 4th day of January, 2002, among Tower
Bancorp, Inc. Corporation ("Corporation"), a Pennsylvania business corporation having a place of business at Center Square, Greencastle, Pennsylvania 17255, the First National Bank of
Greencastle ("Bank"), a national banking association having a place of business at Center
Square, Greencastle, Pennsylvania 17225 and Donald G. Kunkle ("Executive"), an individual residing at 747 Tristan Trail, Chambersburg, Pennsylvania 17201 (collectively the "Parties" and, individually, sometimes a "Party").

W I T N E S S E T H:

	WHEREAS, the Corporation is a registered bank holding company;

	WHEREAS, the Bank is a subsidiary of the Corporation;

	WHEREAS, any reference to Corporation in this Agreement shall mean Corporation or
Bank;

	WHEREAS, the Executive has been employed by the Corporation as Senior Vice
President and Credit Administrator Manager of the Bank and Vice President of Corporation; and

	WHEREAS, this Agreement will become operative only upon a Change of Control (as defined herein): and

	WHEREAS, the purpose of this Agreement is to define certain severance benefits that will be paid by the Corporation in the event of a Change of Control (as defined herein), but is not intended to affect, nor does it affect, the terms of the Executive's employment at will, in the absence of a change of control (as defined herein) of the Corporation.

	NOW THEREFORE, in consideration of the Executive's service to the Corporation and of the mutual covenants, undertaking and agreements set forth herein and intending to be legally bound hereby, the Parties agree as follows:

1.	TERM.  The term of the Agreement shall be effective as of the day and year written above, and shall continue until either Executive or Corporation gives the other written notice of termination of employment, with or without cause.  Provided, however, that during the period of time between the execution of an agreement to effect a Change of Control (as defined herein) and the Date of Change of Control (a defined herein), termination of the Executive's employment shall only be for Cause (as defined herein).


Execution Copy
November 6, 2001



2.	DEFINITION OF CAUSE.  The term "Cause" shall be defined, for purposes of this
Agreement, as the occurrence of one or more of the following:  (1) the willful failure by the
Executive to substantially perform his duties hereunder, other than a failure resulting from
Executive's incapacity because of physical or mental illness, after notice from the Corporation, and a failure to cure such violation within twenty (20) days of said notice;  (2) the willful engaging by the Executive in misconduct injurious to the Corporation;  (3) dishonesty or gross negligence of the Executive in the performance of his duties;  (4) Executive's breach of fiduciary duty involving personal profit;  (5) Executive's violation of any law, rule or regulation governing banks or bank officers or any final cease and desist order issued by a bank regulatory authority;
(6) conduct on the part of Executive which brings public discredit to the Corporation, as determined by a vote of two-thirds of the disinterested members of the Bank's Board of
Directory;  (7) Executive's conviction of or plea of guilty or nolo contender to a felony, crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of ten (10) consecutive days or more;  (8) Executive's unlawful discrimination, including harassment, against Corporation's employees, customers, business associates, contractors or visitors;  (9) Executive's theft or abuse of Corporation's property or the property of
Corporation's customers, employees, contractors, vendors or business associates; (10) the direction or recommendation of a state or federal bank regulatory authority to remove Executive from his positions with Bank as identified herein, including a final removal or prohibition order issued by a federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance
Act; or (11) Executive's willful failure to follow the good faith lawful instructions of the Board of Directors of Corporation with regard to its operations, after written notice from the
Corporation and a failure to cure such violation within twenty (20) days of said notice.

3.	DEFINITION OF CHANGE OF CONTROL.  For purposes of this agreement, the term "Change of Control" shall mean a change of control (other than one occurring by reason of an acquisition of the Corporation by Executive) of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A or Regulation 14A or any successor rule or regulation promulgated under the Securities Exchange Act of 1934, as amended (the "Act"); provided that, without limiting the foregoing, a Change of Control shall be deemed to have occurred if:

(a)	a merger or consolidation of the Corporation or purchase of substantially all of the Corporation's assets by another "person" or group of "persons" (as such term is defined or used in Sections 3, 13(d), and 14(D) of the Act) and, as a result of such merger, consolidation or sale of assets, less than a majority of the outstanding voting stock of the surviving, resulting or purchasing person is owned, immediately after the transaction, by the holders of the voting stock of the Corporation before the transaction;

(b)	any "person" as defined above, other than the Corporation, the Executive or any "person" who on the date hereof is a director or officer of the Corporation,


Execution Copy
November 6, 2001



is or becomes the "beneficial owner" (as defined in Rule 13d-3 and Rule 13d-5, or any successor rule or regulation, promulgated under the Act), directly or indirectly, of securities of the Corporation which represent twenty percent
(20%) or more of the combined voting power of the securities of the Corporation, then outstanding;

(c)	during any period of two (2) consecutive years during the term of this
Agreement and any extension thereof, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at lease seventy-five (75%) of the directors then in office who were directors at the beginning of the period;
or

(d)	any other change of control of the Corporation similar in effect to any of the foregoing.

3.	DEFINITION OF DATE OF CHANGE OF CONTROL.  For purposes of this
Agreement, the "Date of Change of Control" shall mean:

(a)	the first date on which a single person and/or entity, or group of affiliated persons and/or entities, acquire the beneficial ownership of twenty (20%)
percent or more of the Corporation's voting securities; or

(b)	the date of the transfer of substantially all of the Corporation's assets, or

(c)	the date on which a merger, consolidation or business combination is consummated, as applicable; or

(d)	the date on which individuals who formerly constituted a majority of the Board of Directors of the Corporation under Paragraph 3(c) above, cease to be a majority.

4.	PAYMENTS UPON TERMINATION.

(a)	If, during the period of time between the execution of an agreement to effect a
Change of Control( as defined herein) and the Date of the Change of Control
(as defined herein), Executive's employment is terminated for Cause (as


Execution Copy
November 6, 2001



defined herein), all rights of the Executive under this Agreement shall cease as of the effective date of such termination, except the Executive (i) shall be entitled to receive accrued salary through the date of such termination and (ii) shall be entitled to receive the payments and benefits to which he is then entitled under the employee benefit plans of the Corporation as of the date of such termination;

(b)	If a Change of Control (as defined herein) occurs and one of the following events occurs, then the Executive shall be entitled to receive a payment of twenty-four (24) months of his then current Annual Direct Salary (as defined herein), minus applicable withholdings and taxes and paid on a biweekly basis on regular bank pay days, beginning on the earliest of the following events:

(ii)	if, between the execution of the agreement to effect a Change of Control
(as defined herein) and the Date of a Change of Control (as defined herein), the Executive's employment with the Bank is terminated, other than for Cause (as defined herein);

(iii)	if the Executive is not offered employment by the acquiring person or entity as of the Date of Change or Control (as defined herein) in a position having equivalent responsibilities, title, authority, compensation and benefits as he received immediately prior to the Change of Control
(as defined herein);

(iv)	if, between the Date of Change of Control (as defined herein) and twelve
(12) months after the Date of Change of Control (as defined herein), the
Executive is terminated from employment for any reason other than for
Cause (as defined herein), by the acquiring person or entity; or

(v)	if, between three (3) and (6) months after the Date of Change of Control
(as defined herein), the Executive terminates his employment with the acquiring person or entity, or

(vi)	if, between the Date of the Change of Control (as defined herein) and twelve (12) months after the Date of the Change of Control, the
Executive is reassigned to a position that requires him to travel more than fifty (50) miles from the location of Corporation's principal executive offices immediately before the Change of Control.


Execution Copy
November 6, 2001



(c)	If a Change of Control (as defined herein) occurs and one of the events set forth in Paragraph 5(b) occurs, Executive shall receive, in addition to the salary set forth in 5(b), continued retirement benefits, including profit-sharing plans, employee stock ownership plans, and pension plans, and healthcare, life insurance, and disability insurance coverage with the Corporation providing, on behalf of Executive, the same contribution level toward Executive's retirement benefits and health care, life insurance and disability insurance coverage, that is provided for the Executive immediately before the Change of
Control.  These contributions shall continue for a period of twenty-four (24)
months, if permitted under the terms and conditions of Corporation's plans and/or contracts with the insurance providers.  If continued participation is not permitted, Corporation shall pay to Executive the sum which it would have paid under the retirement plans and/or to the health care and/or life insurance and/or disability insurance providers for Executive's continued coverage.

(d)	If, at the end of twelve (12) months after the Date of the Change of Control (as defined herein), none of the events described above in Subparagraphs (b)(i),
(b)(ii), (b)(iii), (b)(iv), or (b)(v) of this Paragraph 5 have occurred, then the
Executive shall no longer be entitled to receive the Payments upon Termination set forth n Subparagraphs (b) and (c) of this Paragraph 5, and the Agreement shall thereafter be null and void.

6.	ANNUAL DIRECT SALARY.  For purposes of this Agreement, Annual Direct
Salary shall be defined as the fixed, gross, base annual salary paid to the Executive at such time as the Corporation customarily pays its other senior officers and shall not include any benefits, bonuses, incentives or other compensation.

7.	NO EMPLOYMENT CONTRACT.  This Agreement is not an employment contract.
 Nothing contained herein shall guarantee or assure Executive of continued employment by
Corporation.  Rather, Corporation's obligations to Executive hereunder shall arise only if
Executive continues to be employed by Corporation and Bank in his present or in a higher capacity and, then, only in the event the conditions described herein for payment to Executive have been met.

8.	NOTICE.  For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:


Execution Copy
November 6, 2001



	If to the Executive:	Mr. Donald G. Kunkle
747 Tristan Trail
Chambersburg, PA  17201

If to the Bank:	Mr. Jeff B. Shank
President and CEO
The First National Bank of Greencastle
Center Square
P. O. Box 8
Greencastle, PA  17225-0008

If to the Corporation:	Mr. Jeff B. Shank
President and CEO
The First National Bank of Greencastle
Center Square
P. O. Box 8
Greencastle, PA  17225-0008

or to such other address as Executive or Corporation may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

9.	SUCCESSORS; BINDING AGREEMENT.  This Agreement shall inure to the benefit of and be binding upon the Corporation, Bank and Executive, their respective personal representatives, heirs, assigns or successors, provided, however, that the Executive may not commute, anticipate, encumber, dispose or assign any payment herein except as specifically set forth in Paragraph 12 herein.

10.	SEVERABILITY.  If any provision of this Agreement is declared unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

11.	WAIVER; AMENDMENT.  No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Executive and an executive officer specifically designated by the Boards of Directors of Corporation and Bank.  No waiver by either party, at any time, of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.  This Agreement may be amended or canceled only by mutual agreement of the parties in writing.


Execution Copy
November 6, 2001



12.	PAYMENT OF MONEY DUE DECEASED EXECUTIVE.  In the event of
Executive's death, any monies that may be due him from the Corporation under this Agreement as of the date of death or thereafter, shall be paid to the person designated by him in writing for this purpose, or, in the absence of any such designation, to his estate.

13.	LIMITATION OF DAMAGES FOR BREACH OF AGREEMENT.  In the event of a breach of this Agreement, by either the Corporation or the Executive, each hereby waives to the fullest extent permitted by law, the right to assert any claim against the others for punitive or exemplary damages.  In no event shall any party be entitled to the recovery of attorney's fees or costs.

14.	LAW GOVERNING.  This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, without regard to its conflicts of law principles.  In the event that any party shall institute any suit or other legal proceeding, whether in law of equity, arising from or relating to this Agreement, the Courts of the
Commonwealth of Pennsylvania shall have exclusive jurisdiction and venue shall lie exclusively in the Court of Common Pleas of Franklin County, Pennsylvania.

15.	EXCESS PARACHUTE PAYMENT.  Notwithstanding any other provisions of this
Agreement, Corporation shall be required to pay any monies or benefits pursuant to Paragraph 5 hereof which would be deemed an "Excess Parachute Payment," and thus, non-deductible to the
Bank and/or Corporation under the Internal Revenue Code.  In the event that any such payment, when added to all amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code
Section 4999, such payments shall be reduced (retroactively if necessary) to the extent necessary to avoid such excise tax imposition.  Upon written notice to Executive, together with calculations of Corporation's independent auditors, Executive shall remit to Corporation, the amount of the reduction, plus such interest, as may be necessary to avoid the imposition of the excise tax.

16.	HEADINGS.  This section headings of the Agreement are for convenience only and shall not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

17.	ENTIRE AGREEMENT.  This Agreement supersedes any and all prior agreements, either oral or in writing, between the parties with respect to payments upon termination after a
Change of Control, and this Agreement contains all the covenants and agreements between the parties with respect to same.


Execution Copy
November 6, 2001



IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this agreement to be duly executed in their respective names and, in the case of the
Corporation and Bank, by its authorized representatives the day and year above mentioned.

ATTEST:	TOWER BANCORP, INC


_______________________________________	By /S/Jeff B. Shank
		Jeff B. Shank, President and CEO





ATTEST:	THE FIRST NATIONAL BANK OF
	GREENCASTLE


_______________________________________	By /S/Jeff B. Shank
		Jeff B. Shank, President and CEO




WITNESS:		EXECUTIVE:



_______________________________________	By /S/Donald G. Kunkle
		Donald G. Kunkle



Exhibit 13





Tower Bancorp, Inc.

2001 Annual Financial Report


C O N T E N T S

Page

INDEPENDENT AUDITOR'S REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS

	Balance sheets	2
	Statements of income	3
	Statements of changes in stockholders' equity	4
	Statements of cash flows	5 and 6
	Notes to consolidated financial statements	7 - 24

SELECTED FIVE-YEAR FINANCIAL DATA	25

SUMMARY OF QUARTERLY FINANCIAL DATA	26

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY	27

CHANGES IN NET INTEREST INCOME-TAX EQUIVALENT YIELDS	28

MATURITIES OF INVESTMENT SECURITIES	29

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS	30 - 35


INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tower Bancorp Inc.
Greencastle, Pennsylvania


	We have audited the accompanying consolidated balance sheets of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and statements of cash flows for each of the three years ended
December 31, 2001.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Bancorp Inc. and its wholly-owned subsidiary as of
December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United
States of America.


						/S/Smith Elliott Kearns & Company, LLC





Chambersburg, Pennsylvania
January 23, 2002



TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000







2001
2000

(000 omitted)
ASSETS


Cash and due from banks
$   8,080
$   5,115
Interest bearing deposits with banks
2,717
4,450
Investment Securities


Available for sale
55,601
56,927
Restricted Bank stock; at cost which approximates fair value
3,404
3,095
Loans


Commercial, financial and agricultural
33,606
20,903
Real estate - Mortgages (net of deferred loan origination fees;
$ 411 - 2001; $ 295 - 2000)
111,709
104,838
Real estate - Construction and land development
6,029
4,827
Consumer
     16,333
     17,002

167,677
147,570
Less:  Allowance for loan losses
       1,577
       1,586
Total loans
166,100
145,984



Premises, equipment, furniture and fixtures
2,973
3,066
Real estate owned other than premises
624
441
Prepaid federal taxes
51
210
Accrued interest receivable
1,196
1,344
Deferred income tax charges
0
16
Cash surrender value of life insurance
4,047
3,121
Other assets
         781
         743







Total assets
$ 245,574
$ 224,512










The Notes to Consolidated Financial Statements are an integral part of these statements.

-2-



2001
2000

(000 omitted)
LIABILITIES


Deposits in domestic offices


Demand, noninterest bearing
$   13,328
$   16,359
Savings
87,204
86,444
Time
    77,067
    74,194
Total deposits
177,599
176,997
Accrued interest payable
429
515
Deferred income tax charges
110
0
Liabilities for other borrowed funds
37,341
18,864
Other liabilities
      1,577
      1,460
Total liabilities
  217,056
  197,836



STOCKHOLDERS' EQUITY


Stockholders' equity


Common Stock: no par value, authorized 5,000,000 shares, issued
1,780,100 shares
2,225
2,225
Additional paid-in capital
6,707
6,705
Retained earnings
19,604
17,568
Accumulated other comprehensive income
         863
         834

29,399
27,332
Less:  Cost of treasury stock, 32,790 shares - 2001;
23,594 shares - 2000
(        881)
(         656)
Total stockholders' equity
     28,518
     26,676
Total liabilities and stockholders' equity
$ 245,574
$ 224,512















TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999

2001	2000	1999
(000 omitted)
Interest and Dividend Income
	Interest and fees on loans	$ 13,380	$ 11,945	$ 10,374
	Interest and dividends on investment securities
		Taxable	1,852	2,398	2,184
		Federal tax exempt	1,034	793	667
	Interest on federal funds sold	27	0	85
	Interest on deposits with banks	        217	        387	       338
		Total interest income	   16,510	   15,523	  13,648

Interest Expense
	Interest on time certificates of deposit of
	  $ 100,000 or more	1,192	962	763
	Interest on other deposits	4,647	4,941	4,363
	Interest on federal funds purchased and other borrowed funds	    1,149	    1,392	       953
		Total interest expense	    6,988	    7,295	    6,079

	Net interest income	9,522	8,228	7,569
	Provision for loan losses	       120	           0	           0
		Net interest income after provision
		  for loan losses	    9,402	    8,228	    7,569
Other Income
	Investment services income	191	671	563
	Service charges on deposit accounts	519	335	291
	Other service charges, collection and exchange
	  charges, commissions and fees	305	316	388
	Investment securities gains	1,761	974	1,453
	Gain on trust services affiliation	0	1,078	0
	Gain on sale of property and equipment	0	           5	0
	Proceeds from director's life insurance	0	          0	       127
	Other income	       161	      236	           0
			    2,937	   3,615	    2,822
Other Expenses
	Salaries, wages and other employee benefits	3,211	3,026	2,922
	Occupancy expense	354	356	330
	Furniture and equipment expenses	1,273	1,037	922
	Other operating expenses	    1,864	    1,842	    1,767
			    6,702	    6,261	    5,941

		Income before income taxes	5,637	5,582	4,450
	Applicable income tax expense	    1,636	    1,489	    1,247
		Net income	$  4,001	$  4,093	$  3,203

	Earnings per share:
		Basic earnings per share	$   2.29	$   2.32	$   1.82
		Weighted average shares outstanding	1,745,847	1,761,699	1,763,548
		Diluted earnings per share	$   2.26	$   2.30	$   1.80
		Weighted average shares outstanding	1,770,949	1,781,647	1,779,596

The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

	(000 omitted)

Balance at December 31, 1998	$ 2,225	$ 6,705	$ 12,969	$  1,074	($  421)	$ 22,552

Comprehensive income:
	Net income	0	0	3,203	0	    0	3,203
	Net unrealized loss on
	  available for sale
	  securities (net of tax
	  $ 926)	                   0	          0	           0	(  1,799)	       0	(     1,799)
Total comprehensive income	          	         	          	       	       	     1,404

	Cash dividends declared
	  on common stock ($ .97
	  per share)	          0	          0	(      1,711)	         0	       0	(     1,711)
	Purchase of treasury stock
	  (9,691 shares)	0	0	0	    0	(   271)	(         271)
	Sale of treasury stock
	  (6,892 shares)	          0	          2	            0	         0	    160	        162

Balance at December 31, 1999	   2,225	   6,707	   14,461	(      725)	(   532)	   22,136

Comprehensive income:
	Net income	0	0	4,093	0	    0	4,093
	Net unrealized gain on
	  available for sale
	  securities (net of tax
	  $ 803)	                   0	          0	           0	  1,559	       0	     1,559
Total comprehensive income	          	         	          	       	       	     5,652

	Cash dividends declared
	  on common stock ($ .56
	  per share)	          0	          0	(        986)	         0	       0	(         986)
	Purchase of treasury stock
	  (7,750 shares)	0	0	0	    0	(   162)	(         162)
	Sale of treasury stock
	  (1,655 shares)	         0	(         2)	           0	        0	     38	        36

Balance at December 31, 2000	2,225	6,705	17,568	834	(   656)	26,676

Comprehensive income:
	Net income	0	0	4,001	0	    0	4,001
	Net unrealized gain on
	  available for sale
	  securities (net of tax
	  $ 15)	0	0	0	29	0	          29
Total comprehensive income						     4,030

	Cash dividends declared
	  on common stock ($ 1.12
	  per share)	0	0	(     1,965)	0	0	(     1,965)
	Purchase of treasury stock
	  (19,024 shares)	0	0	0	0	(     423)	(        423)
	Sale of treasury stock
	  (9,828 shares)	         0	         2	           0	         0	      198	____200

Balance at December 31, 2001	$ 2,225	$ 6,707	$ 19,604	$   863	($  881)	$ 28,518


The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

2001	2000	1999

	(000 omitted)

Cash flows from operating activities:
	Net income	$  4,001	$  4,093	$  3,203
	Adjustments to reconcile net income to net cash
	  provided by operating activities:
		Depreciation and amortization	438	413	385
		(Gain) on sale of investment securities	(    1,761)	(       974)	(    1,453)
		(Gain) on trust services affiliation	0	(    1,078)	0
		Provision for deferred taxes	111	274	8
		(Increase) decrease in:
			Other assets	(         38)	(         33)	310
			Interest receivable	148	(       207)	(       153)
			Prepaid income taxes	159	5	(       175)
		Increase (decrease) in:
			Interest payable	(        86)	130	(         16)
			Other liabilities	      117	(       147)	       185

	Net cash provided by operating activities	   3,089	    2,476	    2,294

Cash flows from investing activities:
	Net (increase) in loans	( 20,116)	(  15,943)	(    8,241)
	Purchases of property and equipment	(      528)	(       261)	(       683)
	Proceeds from the sale of other real estate	0	0	121
	Net (increase) decrease in interest bearing deposits
	  with banks	1,733	1,765	(         16)
	Maturity/sales of available for sale securities	22,880	11,763	10,758
	Purchases of available for sale securities	( 19,468)	(  11,207)	(  18,451)
	Purchase of Federal Home Loan Bank stock	(      588)	(       316)	(       403)
	Purchase of Citigroup Capital Preferred	0	0	(       500)
	Purchase of life insurance policies	(      926)	(       226)	(    2,895)

Net cash (used) by investing activities	( 17,013)	(  14,425)	(  20,310)













The Notes to Consolidated Financial Statements are an integral part of these statements.

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2001, 2000 and 1999

2001	2000	1999

	(000 omitted)

Cash flows from financing activities:
	Net increase in deposits	$      602	$ 17,275	$ 17,258
	Net (decrease) increase in borrowings	18,475	(     4,161)	2,526
	Purchase of treasury stock	(       423)	(        162)	(        271)
	Proceeds from sale of treasury stock	200	36	162
	Cash dividends paid	(    1,965)	(        986)	(     1,711)

Net cash provided by financing activities	  16,889	  12,002	  17,964

Net increase (decrease) in cash and cash equivalents	2,965	53	(          52)
Cash and cash equivalents at beginning of year	    5,115	    5,062	     5,114

Cash and cash equivalents at end of year	$  8,080	$  5,115	$   5,062

Supplemental disclosure of cash flows information:

	Cash paid during the year for:

		Interest	$   7,074	$   7,165	$   6,095
		Income taxes	1,576	1,418	1,421

Supplemental schedule of noncash investing and financing activities:

	Unrealized gain (loss) on securities available for sale (net
	  of tax effects)	$        29	$   1,559	($   1,799)



















The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

Tower Bancorp's primary activity consists of owning and supervising its subsidiary, The First
National Bank of Greencastle, which is engaged in providing banking and bank related services in
South Central Pennsylvania, principally Franklin County.  Its seven offices are located in
Greencastle, Quincy, Shady Grove, Laurich, Waynesboro, Chambersburg and Mercersburg,
Pennsylvania.

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

The Corporation had no trading or held to maturity securities in 2001 or 2000.

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
	Years

Premises	15-40
Equipment, furniture and fixtures	  3-15

Repairs and maintenance are charged to operations as incurred.

Foreclosed Property

Includes foreclosed properties for which the institution has taken physical possession in connection with loan foreclosure proceedings.

At the time of foreclosure, the real estate is recorded at the lower of the Corporation's cost (loan balance) or the asset's fair value, less estimated costs to sell, which becomes the property's new basis.  Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses.  Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are included in operations.

Retirement Plan

The Corporation has a money purchase pension plan which covers all full-time employees who have attained the age of twenty (20) and have completed a minimum of one year of continuous service with the Corporation.  The Corporation's policy is to fund pension costs accrued.



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

Earnings per Share of Common Stock

Earnings per share of common stock were computed based on weighted average shares outstanding.
For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents.  The corporation's common stock equivalents consist of outstanding stock options.
See Note 11 for further details.

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

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial
Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation.  See Note 19 for further details.

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

Loans Receivable.  For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities.  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed rate certificates of deposits and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities on time deposits.





Note 1.	Summary of Significant Accounting Policies (Continued)

Short-Term Borrowings.  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest.  The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments.  The Corporation generally does not charge commitment fees.
Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Advertising

The Corporation expenses advertising costs as they are incurred.  Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $ 250,101, $ 235,621 and $ 247,368, respectively.

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

The components of the change in net unrealized gains (losses) on securities were as follows:


2001
2000
1999
Gross unrealized holding gains (losses) arising
during the year
$  1,805
$  3,336
($   4,178)
Reclassification adjustment for gains realized in net
Income
(   1,761)
(      974)
     1,453
Net unrealized holding gains (losses) before taxes
44
2,362
(    2,725)
Tax effect
(        15)
(       803)
       926
Net change
$       29
$   1,559
($  1,799)

Note 2.	Investment Securities

The investment securities portfolio is comprised of securities classified as available for sale at
December 31, 2001 and 2000, resulting in investment securities available for sale being carried at fair value.







Note 2.	Investment Securities (Continued)

The amortized cost and fair value of investment securities available for sale at December 31 were:

Amortized
Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Fair Value

(000 omitted)

2001
U.S. Treasury Securities
$     100
$        3
$        0
$       103
Obligations of other U.S.
government agencies
6,517
80
4
6,593
Mortgage-backed securities
9,301
86
45
9,342
Corporate bonds
2,884
47
145
2,786
Equities
12,218
1,318
170
13,366
Obligations of state and
political subdivisions
   23,273
     321
     183
   23,411

$ 54,293
$ 1,855
$    547
$ 55,601

2000
U.S. Treasury Securities
$     200
$       2
$        0
$      202
Obligations of other U.S.
government agencies
19,603
19
326
19,296
Mortgage-backed securities
6,165
24
70
6,119
Corporate bonds
2,814
17
65
2,766
Equities
11,847
1,738
319
13,266
Obligations of state and
political subdivisions
   15,035
      345
      102
   15,278

$ 55,664
$ 2,145
$    882
$ 56,927


The fair values of investment securities available for sale at December 31, 2001, by contractual maturity, are shown below.  Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Securities Available
for Sale



Amortized
Fair

Cost
Value

(000 omitted)
Due in one year or less
$     710
$     718
Due after one year through five years
3,043
3,097
Due after five years through ten years
7,462
7,568
Due after ten years
   21,559
   21,510

32,774
32,893
Mortgage-backed securities
9,301
9,342
Equity securities
   12,218
   13,366

$ 54,293
$ 55,601







Note 2.	Investment Securities (Continued)

Proceeds from sales and maturities of investment securities available for sale during 2001, 2000, and 1999 were $ 22,880,000, $ 11,763,000, and $ 10,758,000, respectively.  Gross realized gains and losses on those sales and maturities were $ 1,762,000 and $ 1,000 for 2001,  $ 1,003,000 and
$ 29,000 for 2000, and $ 1,454,000 and $ 1,000 for 1999, respectively.

Securities carried at $ 24,977,000 and $ 20,229,000 at December 31, 2001 and 2000, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Restricted bank stock on the balance sheet includes:


2001
2000

(000 omitted)



Federal Reserve Bank stock
$      81
$      81
Federal Home Loan Bank stock
1,778
1,469
Federal Home Mortgage Bank stock
750
750
Federal Home Loan Mortgage Corporation preferred stock
250
250
Atlantic Central Bankers Bank
45
45
Citigroup Capital preferred stock
     500
     500

$ 3,404
$ 3,095

Note 3.	Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:





2001
2000
1999

(000 omitted)




Balance at beginning of period
$  1,586
$  1,719
$  1,890
Recoveries
63
20
45
Provision for possible loan losses charged to income
      120
          0
          0
Total
1,769
1,739
1,935
Losses
      192
      153
      216
Balance at end of period
$  1,577
$  1,586
$  1,719

Note 4.	Premises, Equipment, Furniture and Fixtures


Cost
Accumulated
Depreciation
Depreciated
Cost

(000 omitted)

- - - - - - - - - - - - - - - 2001 - - - - - - - - - - - - - - -
Premises (including land $ 442)
$  4,230
$  1,853
$  2,377
Equipment, furniture and fixtures
   2,575
   1,979
      596
     Totals, December 31, 2001
$  6,805
$  3,832
$  2,973





- - - - - - - - - - - - - - - 2000 - - - - - - - - - - - - - - -
Premises (including land $ 442)
$  4,016
$  1,626
$  2,390
Equipment, furniture and fixtures
   2,331
   1,655
      676
     Totals, December 31, 2000
$  6,347
$  3,281
$  3,066

Depreciation expense amounted to $ 438,920 in 2001, $ 413,000 in 2000, and $ 385,000 in 1999.

Note 5.	Real Estate Owned Other Than Premises

Included in real estate owned other than premises are certain properties which are located adjacent to the main office, and property in Washington County, Maryland.  The Bank intends to hold these properties for future expansion purposes in order to protect its competitive position, and are renting certain of these properties until such time as the Bank decides they are needed.  The depreciated cost of these properties was $ 623,399, $ 440,707, and $ 445,647 at December 31, 2001, 2000 and
1999, respectively.

Note 6.	Loans

Related Party Loans

The company's subsidiary has granted loans to the officers and directors of the company and its subsidiary and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.  The aggregate dollar amount of these loans was $ 2,546,044 and $ 1,720,509 at December 31, 2001 and 2000,
respectively.  During 2001, $ 1,025,186 of new loans were made and repayments totaled $ 199,651.

Outstanding loans to bank employees totaled $ 1,958,283 and $ 1,704,848 at December 31, 2001 and 2000, respectively.  During 2001, $ 1,295,108 of new loans were made and repayments totaled
$ 1,041,673.

Loan Maturities

The following table shows the maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 2001.


Due within
one year
Due over 1
but within
5 years
Due over 5
years
Nonaccruing
loans
Total

(000 omitted)
Loans at predeter-
mined interest
rates
$ 20,993
$ 38,134
$ 42,701
$ 49
$ 101,877
Loans at floating or
adjustable
interest rates
   12,801
     9,094
   43,890
   15
     65,800
Total (1)
$ 33,794
$ 47,228
$ 86,591
$ 64
$ 167,677

(1) These amounts have not been reduced by the allowance for possible loan losses.

Note 7.	Financial Instruments With Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.


Note 7.	Financial Instruments With Off-Balance-Sheet Risk (Continued)

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Contract or Notional Amount

2001
2000
Financial instruments whose contract amounts represent credit risk at December 31:


Commitments to extend credit
$ 19,801,447
$ 21,968,438
Standby letters of credit and financial guarantees
written
    1,693,602
    1,728,944

$ 21,495,049
$ 23,697,382

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, real estate, equipment, and income-
producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the
Corporation to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
The Corporation holds collateral supporting those commitments when deemed necessary by management.

Note 8.	Nonaccrual/Impaired Loans

The following table shows the principal balances of nonaccrual loans as of December 31:


2001
2000
1999
Nonaccrual loans
$ 64,170
$ 63,187
$ 459,702




Interest income that would have been accrued at
original contract rates
$   7,183
$   1,861
$  44,439
Amount recognized as interest income
       762
         82
   18,054
Foregone revenue
$   6,421
$   1,779
$  26,385

The Corporation had no impairment of loans in 2001, 2000, and 1999.







Note 9.	Retirement Plan

The Corporation maintains a money purchase retirement plan for those employees who meet the eligibility requirements set forth in the plan.  Substantially all of the Corporation's employees are covered by the plan.  The Corporation's funding policy is to contribute annually an amount, as determined under plan provisions, necessary to meet the minimum funding standards established by the plan.  Contributions charged to operations were $ 70,000 for 2001, $ 45,000 for 2000, and
$ 62,000 for 1999.

Note 10.	Employee Benefit Plans

The Corporation maintains a profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan.  Contributions to the plan are based on Corporation performance and are at the discretion of the Corporation's Board of Directors.  Substantially all of the
Corporation's employees are covered by the plan and the contribution charged to operations was
$ 94,000, $ 90,000, and $ 81,000 for 2001, 2000 and 1999, respectively.

The Corporation maintains a deferred compensation plan for certain key executives and directors, which provides supplemental retirement and life insurance benefits.  The plan is partially funded by life insurance on the participants, which lists the bank as beneficiary.  The estimated present value of future benefits to be paid, which are included in other liabilities, amounted to $ 828,000 and
$ 894,000 at December 31, 2001 and 2000, respectively.  Annual expense of $ 110,000, $ 118,000 and $ 100,000 was charged to operations for 2001, 2000 and, 1999, respectively.

During 1999 a director who was a participant of the plan deceased.  The present value of this participant's benefits, which will be paid out over ten years, was $ 182,219, $  200,755, and
$ 222,178 as of December 31, 2001, 2000 and 1999, respectively.  The Corporation recorded a gain on life insurance proceeds of $ 127,338 which is reflected in other income for 1999.

During 1999 the Corporation adopted a supplemental group term retirement plan which covers all officers of the Corporation.  This plan is funded with single premium life insurance on the plan participants.  The cash surrender value of the policies is an unrestricted asset of the Corporation.
The estimated present value of the future benefits to be paid totaled $ 8,283 and $ 3,342 at
December 31, 2001 and 2000, respectively.  Total annual expense for this plan was $ 5,491, $ 4,941 and $ 3,342 for 2001, 2000, and 1999, respectively.

The Corporation maintains an employee stock ownership plan (ESOP) that generally covers all employees who have completed one year of service and attained the age of twenty.  Contributions to the plan are determined annually by the Board of Directors as a percentage of  the participants total compensation.  Compensation for the plan is defined as compensation paid including salary reduction and Sections 125 and 401(k) but excluding nontaxable fringe benefits and any compensation over $ 200,000.  The payments of benefits to participants are made at death, disability, termination or retirement.  Contributions to the plan for all employees charged to operations amounted to $ 94,000, $ 90,000 and $ 162,000 for 2001, 2000 and 1999, respectively.
The number of shares of the company's stock acquired for the plan are based upon the fair market value per share at the end of the year.  All shares held in the plan are considered issued and outstanding for earnings per share calculations and all dividends earned on ESOP shares are charged against retained earnings, the same as other outstanding shares.  Total shares of the plan were 80,421 and 73,611 at December 31, 2001 and 2000, respectively.







Note 11.	Stock Option Plans

In 1996 the Corporation implemented two nonqualified stock option plans, which are described below.  The compensation cost that has been charged against income for those plans was $ 29,555,
$ 29,201, and $ 28,870 for 2001, 2000 and 1999, respectively.

The first plan is for select key employees.  This plan granted options for up to 1,374 shares at a purchase price of $ 1.00 per share.  These options can be exercised only by the key employees during his/her lifetime.

The second plan is for outside directors.  This plan granted options of 5,154, 3,900, and 4,080 shares for each director at $ 20.125, $ 24.375, and $ 32.125 per share for the years ended
December 31, 2001, 2000 and 1999, respectively, which was based on the market value of the stock at the grant date.  Options are vested one year following the grant date and expire upon the earlier of 120 months following the date of the grant or one year following the date on which a director ceases to serve in such a capacity for the corporation.  At December 31, 2001 the range of exercise prices were from $ 20.02 to $ 23.88 per share.

A summary of the status of the Corporation's two fixed stock option plans as of December 31, 2001 is as follows:
Fixed Options
Shares
Weighted
Average
Exercise Price
Per Share
Outstanding at beginning of year
19,948
$ 22
Granted
6,528
16
Exercised
1,374
1
Forfeited/expired
         0
     0
Outstanding at end of year
25,102
$ 21
Options exercisable at year end
19,948

Weighted average fair value of
options per share granted
during the year
$ 4.53


Outstanding options at December 31, 2001 consist of the following:


Shares
Outstanding
Shares
Exercisable
Remaining
Contractual Life
Exercise
Price

4,297
3,438
1 year
$ 21.07

2,720
2,720
5 years
11.91

3,570
3,570
6 years
16.19

3,570
3,570
7 years
22.25

3,400
3,400
8 years
32.13

3,250
3,250
9 years
24.37

  4,295
         0
10 years
   20.13
Total/Average
25,102
19,948
  8 years
$ 21.07











Note 11.	Stock Option Plans (Continued)

The Corporation applies APB Opinion 25 and related Interpretations in accounting for the stock option plan.  Accordingly, no compensation cost has been recognized.  Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the
Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:



2001
2000
1999





Net income (000 omitted)
As reported
$ 4,001
$ 4,093
$ 3,203

Pro forma
3,986
4,077
3,172





Earnings per share
As reported
2.29
2.32
1.82

Pro forma
2.28
2.31
1.80





Earnings per share assuming
dilution
As reported
2.26
2.30
1.80

Pro forma
2.25
2.29
1.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-
pricing model with the following weighted-average assumptions.


2001
2000
1999
Dividend yield
3%
2.3%
1.8%
Expected life
8
8
8
Expected volatility
20.06
13.97
23.49
Risk-free interest rate
5.33
5.60
6.82

Note 12.	Deposits

Included in savings deposits at December 31 are NOW and Money Market Account balances totaling$ 51,979,000 and $ 57,039,000 for 2001 and 2000, respectively.

Time deposits of $ 100,000 and over aggregated $ 21,975,890 and $ 19,509,560 at December 31,
2001 and 2000, respectively.  The following is a breakdown of maturities of these deposits as of
December 31, 2001.

At December 31, 2001 the scheduled maturities of time deposits of $ 100,000 and over are as follows:


2001
2000

(000 omitted)



Three months or less
$  5,090
$  4,625
Over three months through
twelve months
13,666
10,030
Over twelve months
     3,220
     4,855

$ 21,976
$ 19,510







Note 12.	Deposits (Continued)

At December 31, 2001 scheduled maturities of time deposits are as follows:

2002
$ 55,652,263
2003
13,341,843
2004
2,595,126
2005
846,903
2006
     4,630,865

$ 77,067,000

The aggregate amount of demand deposits reclassified as loan balances were $ 651,740 and
$ 573,400 at December 31, 2001 and 2000, respectively.

The Corporation accepts deposits of the officers, directors, and employees on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of officers, directors and employees totaled
$ 1,638,199 and $ 1,743,191 at December 31, 2001 and 2000, respectively.

Note 13.	Liabilities for Borrowed Money

Federal funds purchased generally mature within one day from transaction date.  Other 	borrowed
funds are as follows:

At December 31, 2001 and 2000, $ 1,479,000 and $ 1,169,000, respectively, of other borrowed funds represents the outstanding balance on lines of credit at other area banks.  Total amount of the lines at December 31, 2001 and 2000 was $ 2,800,000 and $ 2,800,000, respectively.  Interest on these lines ranged from 4.50% to 9.25% for 2001 and 2000.

In addition, $ 299,680 and $ 288,377 of the balance of liabilities for other borrowed funds at
December 31, 2001 and 2000, respectively, represents the balance of the Treasury Tax and Loan
Investment Program.  The Corporation elected to enter into this program in accordance with federal regulations.  This program permits the Corporation to borrow these Treasury Tax and Loan funds by executing an open-ended interest bearing note to the Federal Reserve Bank.  Interest is payable monthly and is computed at 1/4% below the Federal Funds interest rate.  The note is secured by
U.S. Government obligations with a par value of $ 1,256,950 and $ 1,006,950 at December 31,
2001 and 2000, respectively.

The Corporation also had the following borrowings from the Federal Home Loan Bank:


2001
2000

Loan Type
Interest
Rate
Balance
Interest
Rate
Balance
Maturity
Convertible
5.25
$ 5,000,000
0
$               0
04/06/11
Convertible
5.01
5,000,000
5.01
5,000,000
11/24/08
Convertible
4.63
5,000,000
4.63
5,000,000
11/24/08
Convertible
5.395
5,000,000
5.395
5,000,000
09/15/08
Line of credit (1)
1.88
15,561,600
6.63
2,407,000
02/27/02

(1)	Total amount available under this line is $ 4,438,400 and $ 17,593,000 at December 31, 2001 and 2000.

Total maximum borrowing capacity from Federal Home Loan Bank at December 31, 2001 was
$ 85,636,000.

Collateral for borrowings consists of certain securities and the Corporation's 1-4 family mortgage loans totaling approximately $ 86 million at December 31, 2001.


Note 14.	Income Taxes

The components of federal income tax expense are summarized as follows:


2001
2000
1999

(000 omitted)
Current year provision:



Federal
$  1,378
$  1,149
$  1,074
State
147
66
161
Deferred income taxes (benefit)
       111
       274
         12

$  1,636
$  1,489
$  1,247

Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 1,321,372, $ 1,018,310, and $ 871,583 for 2001, 2000 and 1999,
respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:


2001
2000
1999




Federal income tax rate
34.0%
34.0%
34.0%
Increase resulting from:



State taxes, net of federal tax benefit
2.6
1.2
3.6
Reduction resulting from:



Nontaxable interest income
 7.6
 8.5
 9.5
Effective income tax rate
29.0%
26.7%
28.1%




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


2001
2000
Total deferred tax assets
$   702
$  1,094
Total deferred tax liabilities
(    812)
(  1,078)
Net deferred tax (liability) assets
($  110)
$      16

The company has not recorded a valuation allowance for the deferred tax assets as management feels that it is more likely than not that they will be ultimately realized.













Note 15.	Tower Bancorp Inc. (Parent Company Only) Financial Information

The following are the condensed balance sheets, statements of income, and statements of cash flows for the parent company:
Balance Sheet
December 31
Assets
2001
2000

(000 omitted)
Cash
$          2
$          0
Securities available for sale
13,366
13,266
Investment in The First National Bank of Greencastle
   19,840
   17,769
Total assets
$ 33,208
$ 31,035
Liabilities


Other liabilities
$   1,211
$   1,390
Notes payable - subsidiary
2,000
1,800
Notes payable - other
    1,479
    1,169
Total liabilities
    4,690
    4,359
Stockholders' Equity


Common stock, no par value; authorized 5,000,000 shares, issued
1,780,100 shares
2,225
2,225
Additional paid-in capital
6,707
6,705
Retained earnings
19,604
17,568
Accumulated other comprehensive income
       863
       834

29,399
27,332
Less:  Cost of Treasury stock, 32,790 shares - 2001;
23,594 shares - 2000
(       881)
(       656)
Total stockholders' equity
  28,518
  26,676
Total liabilities and stockholders' equity
$ 33,208
$ 31,035

Statement of Income
Years Ended December 31

2001
2000
1999

(000 omitted)
Income



Dividends
$      305
$      285
$      260
Net gain on sale of securities
1,756
980
1,440
Cash dividends from wholly-owned subsidiary
1,965
1,905
1,829
Miscellaneous
         19
            0
           0

    4,045
     3,170
    3,529
Expenses



Interest
193
288
209
Taxes
478
262
538
Postage and printing
33
20
14
Meetings
0
0
3
Management fees
102
100
100
Professional fees
212
104
133
Other expenses
           9
          23
           0

     1027
        797
       997
Income before equity in undistributed income
3,018
2,373
2,532




Equity in undistributed income of subsidiary
       983
    1,720
       671
Net Income
$  4,001
$  4,093
$  3,203



Note 15.	Tower Bancorp Inc. (Parent Company Only) Financial Information (Continued)

Statements of Cash Flows
Years Ended December 31

2001
2000
1999

(000 omitted)
Cash flows operating activities:



Net income
$ 4,001
$ 4,093
$ 3,203
Adjustments to reconcile net income to cash provided by operating activities:



Net gain on sale of investment securities
(   1,756)
(      980)
(   1,440)
(Gain) on trust services affiliation
0
(   1,078)
0
Equity in undistributed income of subsidiary
(      983)
(   1,720)
(      671)
Increase in accrued expenses
(      965)
      385
      159
Net cash provided by operating activities
      297
      700
   1,251




Cash flows from investing activities:



Purchase of investment securities
(   2,769)
(   1,759)
(   3,995)
Sales of investment securities
   4,154
   2,813
    3,506
Net cash provided (used) by investing activities
   1,385
   1,054
(      489)




Cash flows from financing activities:



Purchase of treasury stock
(      423)
(      162)
(      271)
Proceeds from sale of treasury stock
200
36
162
Dividends paid
(   1,965)
(      986)
(   1,711)
Net proceeds (payments) on/from borrowing
       508
(      642)
   1,058
Net cash (used) by financing activities
(   1,680)
(   1,754)
(      762)





Net increase (decrease) in cash
2
0
0
Cash, beginning
          0
          0
          0
Cash, ending
$        2
$        0
$        0

Note 16.	Compensating Balance Arrangements

Included in cash and due from banks are required deposit balances at the Federal Reserve of
$ 615,000 and $ 100,000 at December 31, 2001 and 2000, respectively, required deposit balances at
Atlantic Central Banker's Bank of $ 515,000 at December 31, 2001 and required deposit balances at
Equifax of $ 28,124 and $ 29,462 at December 31, 2001 and 2000, respectively.  These are maintained to cover processing costs and service charges.

Note 17.	Concentration of Credit Risk

The Corporation grants agribusiness, commercial and residential loans to customers throughout the
Cumberland Valley area.  The Corporation maintains a diversified loan portfolio and evaluates each customer's credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management's credit evaluation of the customer.  Collateral held varies, but generally includes equipment and real estate.

The Corporation maintains deposit balances at several correspondent banks, which provide check collection and item processing services to the bank.  The balances with these correspondent banks, at times, exceed federally insured limits, which management considers to be a normal business risk.






Note 18.	Commitments

The Corporation leases its facilities in Mercersburg under a noncancellable operating lease that expires in 2006.  Total rent expense charged to operations was $ 20,700 for 2001, 2000 and 1999.

The Corporation also leases a site for an Automatic Teller Machine under a noncancellable operating lease that expires in 2003 with the right to negotiate an extended lease of two additional five year terms.  Total rent expense charged to operations was $ 9,000 for 2001, 2000 and 1999.
The lease rental for the second five years of the initial term is subject to negotiation.

Following is a schedule, by years, of future minimum rentals under the lease agreements as of
December 31, 2001:
Year Ending

2002
$  31,200
2003
31,200
2004
22,200
2005
22,200
2006
    22,200

$ 129,000

Note 19.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at
December 31:

- - - - - - 2001 - - - - - -
- - - - - - 2000 - - - - - -

Carrying
Amount
Fair
Value
Carrying
Amount
Fair
Value
FINANCIAL ASSETS




Cash and due from banks
$    8,080
$    8,080
$    5,115
$    5,115
Interest bearing deposits with banks
2,717
2,717
4,450
4,450
Securities available for sale
55,601
55,601
56,927
56,927
Loans receivable
167,677
170,549
147,570
146,658
Accrued interest receivable
1,196
1,196
1,344
1,344
Other bank stock
3,404
3,404
3,095
3,095





FINANCIAL LIABILITIES




Time certificates
77,067
77,580
74,194
73,964
Other deposits
100,532
100,532
102,803
102,803
Short-term borrowed funds
37,041
37,399
18,864
18,959
Accrued interest payable
429
429
515
515






Note 20.	Regulatory Matters

Dividends paid by Tower Bancorp Inc. are generally provided from the subsidiary bank's dividends to Tower.  The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent.  The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency.  Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus retained earnings (as defined) from the prior two years.  Dividends that the Bank could declare without approval of the Comptroller of the Currency, amounted to approximately $ 8,050,411 and
$ 6,813,873 for 2001 and 2000, respectively.

Note 20.	Regulatory Matters

The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the corporation's financial statements.  Under capital adequacy guidelines, the corporation is required to maintain minimum capital ratios.  The "leverage ratio", which compares capital to adjusted total balance sheet assets while risk-based ratios compare capital to risk-
weighted assets and off-balance sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.  A comparison of Tower Bancorp's capital ratios to regulatory minimums at December 31 is as follows:


Tower Bancorp
Regulatory
Minimum
Requirements

2001
2000

Leverage ratio
11.61%
11.88%
3%
Risk-based capital ratio



Tier I (core capital)
16.96%
21.90%
4%
Combined Tier I and Tier II (core capital
plus allowance for loan losses)
18.24%
23.18%
8%

As of December 31, 2001 the most recent notification from the Office of the Comptroller of the
Currency categorized the financial institution as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the financial institution's category.






























TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

SELECTED FIVE-YEAR FINANCIAL DATA


2001
2000
1999
1998
1997
Income (000 omitted)











Interest income
$ 16,510
$ 15,523
$ 13,648
$ 12,548
$ 11,977
Interest expense
6,988
7,295
6,079
5,342
5,167
Provision for loan losses
        120
            0
            0
            0
            0
Net interest income after provision
for loan losses
9,522
8,228
7,569
7,206
6,810
Other operating income
2,937
3,615
2,822
2,082
1,390
Other operating expenses
     6,702
     6,261
     5,941
     5,133
     4,396
Income before income taxes
5,637
5,582
4,450
4,155
3,804
Applicable income tax
     1,636
     1,489
     1,247
     1,246
     1,110
Net income
$   4,001
$   4,093
$   3,203
$   2,909
$   2,694

Per share amounts are based on the following weighted average shares outstanding after giving retroactive recognition to a 100% stock dividend issued in July 1998, 5% stock dividend issued in July 1997.

2001 - 1,745,847
1999 - 1,763,548
1997 - 1,765,056
2000 - 1,761,699
1998 - 1,732,479


Net income
$  2.29
$  2.32
$  1.82
$  1.68
$  1.53
Cash dividend paid
1.12
..56
..97
..43
..38
Book value
16.33
15.14
12.56
13.02
11.58

Year-End Balance Sheet Figures
(000 omitted)
2001
2000
1999
1998
1997






Total assets
$ 245,574
$ 224,512
$ 206,874
$ 187,335
$ 159,935
Net loans
166,100
145,984
130,041
121,800
102,388
Total investment securities
59,005
60,022
55,846
48,517
42,217
Deposits - noninterest bearing
13,328
16,359
13,746
11,346
9,651
Deposits - interest bearing
164,271
160,638
145,978
131,120
123,133
Total deposits
177,599
176,997
159,724
142,466
132,784
Total stockholders' equity
28,518
26,676
22,136
22,552
20,433






Ratios











Average equity/average assets
11.96
10.96
11.42
12.72
12.25
Return on average equity
14.40
17.17
14.09
13.54
14.17
Return on average assets
1.72
1.88
1.63
1.72
1.74
























TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

	The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:


2001
2000
($ 000 omitted except
per share)
- - - - - - - - - Quarter Ended - - - - - - - - -
- - - - - - - - - - Quarter Ended - - - - - - - -
- -

Mar. 31
June 30
Sept. 30
Dec. 31
Mar. 31
June 30
Sept. 30
Dec. 31









Interest income
$ 4,097
$ 4,219
$ 4,225
$ 3,969
$ 3,699
$ 3,824
$ 4,035
$ 3,965
Interest expense
  1,902
  1,839
  1,785
  1,462
  1,703
  1,790
  1,934
  1,868
Net interest income
2,195
2,380
2,440
2,507
1,996
2,034
2,101
2,097
Provision for loan losses
       30
       30
       30
       30
          0
          0
          0
          0
Net interest income
after provision
for loan losses
2,165
2,350
2,410
2,477
1,996
2,034
2,101
2,097
Other income
1,012
624
1,059
242
767
669
698
1,481
Other expenses
   1,700
   1,763
   1,821
   1,418
   1,603
   1,548
   1,636
   1,474
Operating income
before income
taxes
1,477
1,211
1,648
1,301
1,160
1,155
1,163
2,104
Applicable income taxes
      369
     307
      435
     525
     303
     282
     297
      607
Net income
$ 1,108
$   904
$ 1,213
$   776
$   857
$   873
$   866
$ 1,497









Net income applicable to
common stock








Per share data:








Net income
$   .63
$   .51
$   .69
$   .46
$   .49
$   .50
$   .49
$   .84
























TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31


Average
Balance
Interest
Rate
Average
Balance
Interest
Rate
Average
Balance
Interest
Rate

- - - - - - - - - - - 2001 - - - - - - - - - - -
- - - - - - - - - - - 2000 - - - - - - - - - -
- - - - - - - - - - 1999 - - - - - - - - -

(000 omitted)
(000 omitted)
(000 omitted)
Assets









Investment Securities:









Taxable interest income
$   21,973
$   1,852
8.4%
$   25,767
$   2,101
8.2%
$    24,679
$   1,924
6.5%
Nontaxable interest
income
     20,060
     1,034
5.2%
     15,673
       793
5.1%
      12,860
       667
5.2%
Total investment
securities
42,033
2,886
6.9%
41,440
2,894
7.0%
37,539
2,591
5.9%
Loans (net of unearned
discounts)
158,570
13,380
8.4%
140,788
11,945
8.5%
127,202
10,374
8.2%
Other short-term
investments
     20,957
        244
1.3%
     22,700
        684
3.0%
      24,098
       683
6.2%
Total interest earning
assets
221,560
$ 16,510
7.5%
204,928
$ 15,523
7.6%
188,839
$ 13,648
7.6%
Allowance for loan losses
(       1,581)


(       1,652)


(       1,804)


Cash and due from banks
6,598


5,088


5,088


Bank premises and
equipment
3,020


3,140


3,061


Other assets
       2,683


       5,946


       3,885


Total assets
$ 232,280


$ 217,450


$ 199,069












Liabilities and Stockholders' Equity








Interest bearing demand
deposits
$   63,422
$ 1,254
2.0%
$   52,740
$ 1,230
2.3%
$   47,140
$    975
2.1%
Savings deposits
24,828
541
2.2%
30,139
1,004
3.3%
32,965
1,040
3.2%
Time deposits
77,054
4,044
5.2%
69,006
3,669
5.3%
63,410
3,111
4.9%
Short-term borrowings
    24,990
  1,149
4,6%
    26,077
  1,392
5.3%
    18,923
      953
5.1%
Total interest bearing
liabilities
190,294
$ 6,988
3.7%
177,962
$ 7,295
4.1%
162,438
$ 6,079
3.6%
Demand deposits
12,840


13,857


11,206


Other liabilities
      1,365


      1,225


      3,081


Total liabilities
204,499


193,044


176,725


Stockholders' equity
    27,781


    24,406


    22,344


Total liabilities &
stockholders' equity
$ 232,280


$ 217,450


$ 199,069


Net interest income/net
yield on average
earning assets

$ 9,522
4.3%

$ 8,228
4.0%

$ 7,569
4.0%

























TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CHANGES IN NET INTEREST INCOME
TAX EQUIVALENT YIELDS


2001 Versus 2000
Increase (Decrease)
Due to Change in

Average
Volume
Average
Rate
Total
Increase
(Decrease)

(000 omitted)
Interest Income



Loans (net of unearned discounts)
$ 1,511
($     76)
$  1,435
Taxable investment securities
(      311)
62
(      249)
Nontaxable investment securities
224
17
241
Other short-term investments
(        52)
(     388)
(     440)
Total interest income
   1,372
(     385)
     987




Interest Expense



Interest bearing demand
246
(    222)
24
Savings deposits
(    175)
(    288)
(     463)
Time deposits
427
(      52)
375
Other short-term borrowings
(      58)
(    185)
(     243)
Total interest expense
    440
(    747)
(    307)




Net interest income


$  1,294






2000 Versus 1999
Increase (Decrease)
Due to Change in

Average
Volume
Average
Rate
Total
Increase
(Decrease)

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


TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

MATURITIES OF INVESTMENT SECURITIES

December 31, 2001

	The following table shows the maturities of investment securities at amortized cost as of
December 31, 2001, and weighted average yields of such securities.  Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.


Within 1
year
After 1
year but
within 5
years
After 5
years
but
within
10 years
After 10
years
Total

(000 omitted)
Bonds:





U.S. Treasury





Book value
$    100
$          0
$          0
$          0
$    100
Yield
6.52%



6.52%






U.S. Government agencies/mortgage-
backed securities





Book value
$          1
$ 3,937
$ 4,892
$ 6,988
$ 15,818
Yield
7.05%
5.35%
5.98%
5.95%
5.77%






State and municipal





Book value
$     360
$ 1,013
$ 3,128
$ 18,772
$ 23,273
Yield
7.05%
6.34%
6.72%
7.37%
7.23%






Other





Book value
$     250
$     611
$     486
$ 1,537
$   2,884
Yield
7.14%
6.30%
6.85%
3.27%
4.82%






Total book value
$     711
$  5,561
$ 8,506
$ 27,297
$ 42,075
Yield
   7.00%
   5.63%
   6.30%
   6.75%
   6.51%






Equity Securities:





Total Equity Securities




$ 12,218
Yield




   2.32%
Total Investment Securities




$ 54,293
Yield




   5.57%










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

		Net income was $ 4,001,000 in 2001 compared to $ 4,093,000 in 2000 and $ 3,203,000 in 1999.
Net income on an adjusted per share basis for 2001 was $ 2.29 down $ .03 from $ 2.32, realized during 2000.

		Total interest income increased $ 987,000 from 2000 to 2001 and $ 1,875,000 from 1999 to
2000.  Increases in 2001 and 2000 were primarily due to volume increases in average earning assets.  Average loans outstanding in 2001 increased 12.6% over 2000.  This coupled with marginally lower rates resulted in a
12.0% increase in interest income from loans in 2001 as compared to a 15.0% increase realized in 2000.
Earnings on investments (excluding gains from sales) decreased 12.5% in 2001 compared to a 11.9% increase in
2000.  This decrease was primarily the result of decreased average rates of investment securities which decreased to 5.0% in 2001 from 5.7% in 2000.  Total average earning assets increased 8.1% in 2001 compared to 8.5% in
2000.  Increases in earning assets during 2001 and 2000 were proportionately higher in loans, which typically produce higher yields than investments thus producing the higher earnings during 2001 and 2000.

		Interest from loans accounted for 81% of total interest income for 2001, as compared to 77% and
76% for 2000 and 1999, respectively.  Interest and dividends on investments amounted to $ 3,130,000 or 19% of interest income for 2001, as compared to $ 3,578,000 or 23% in 2000 and $ 3,274,000 or 24% in 1999.

		Total interest expense was $ 6,988,000 for 2001, a decrease of $ 307,000 over the $ 7,295,000 for 2000.  The increase in total average deposits was 7.5% in 2001 compared to 7.1% in 2000.  Overall growth was moderate during 2001 and 2000 with interest bearing demand and time deposits increasing 20.3% and
11.6%, and savings decreasing 17.6%, respectively.  Although overall growth was moderate during 2001, rates decreased .35% which caused a decrease in interest expense on deposits of 4.2%.  There were some significant changes in the level of borrowed funds but the volume affect was offset by a decrease in rates, thus an overall decrease in interest expense on borrowed funds by 17%.  This change in volume along with the decreased level of rates paid for deposits and on borrowed funds was offset by proportional increases in average volumes and decreases in rates for earning assets, which caused the overall interest spread to stay relatively constant for 2001 and 2000.

		The Corporation's net charge-offs have been lower than peer group performance for the past five years.  Net charge-offs were $ 129,000, $ 125,000 and $ 171,000 for 2001, 2000 and 1999, respectively.
Previous years' net recoveries, as well as an improving loan portfolio, have allowed the bank to have a current year provision of $ 120,000, $ 0, and $ 0 for 2001, 2000 and 1999, respectively.  The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and other economic conditions.



		Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and act more readily on loans with deteriorating trends.  As a result, nonaccrual loans have decreased over the past several years and have become more in line with peer group averages.  Balances were $ 64,000 and $ 63,000 at December 31, 2001 and 2000, respectively.

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

		Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers' checks, money orders and savings bonds, fees for trust services, fees for investment services, securities gains and losses and other income, such as safe deposit box rents.  Other income decreased $ 678,000 or
18.8% for 2001 over 2000, and increased $ 793,000 or 28.1% for 2000 over 1999.  The increase in 2001 was due to
$ 1,314,412 of income derived from a trust department affiliation and the demutualization of the insurance company that insured the deferred compensation contracts.  Excluding the one time gains reported in 2000, other income for
2001 increased 27% over 2000, mostly related to investment gains.

		The noninterest expenses are classified into five main categories: salaries and employee benefits;
occupancy expenses, which include depreciation, maintenance, utilities, taxes and insurance; equipment expenses, which include depreciation, rents and maintenance; and other operating expenses, which include all other expenses incurred in operating the Corporation.

		Personnel related expenses increased $ 185,000 or 6.1% in 2001 over 2000, compared to an increase of $ 104,000 or 3.6% in 2000 over 1999.  Occupancy and equipment expense increased by 16.8% from 2001 to 2000 compared to 15.0% from 2000 to 1999.  Management expected noninterest expenses to increase in 2001 with the opening of their new branch and they expect noninterest expense to continue increasing as their plans to expand take place.  Total noninterest expenses increased 7.0% in 2001, compared to 5.4% and 15.7% in 2000 and 1999, respectively.

		Applicable income taxes changed between 1999, 2000 and 2001 as a result of changes in pre-tax accounting income and taxable income.  As described in Note 1 of the Notes to Consolidated Financial Statements,
deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes.  Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, interest income on nonaccrual loans and unrealized gains and losses on investment securities available for sale as accounted for under SFAS 115.  The marginal tax rate at which deferred taxes were provided during 2001 and 2000 is 34%.  At December 31, 2001 and 2000, deferred taxes amounted to ($ 110,000) and $ 16,000, respectively.  If all timing differences reversed in 2001, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

		The current level of nontaxable investment and loan income is such that the Corporation is not affected by the alternative minimum tax rules.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

		Financial Accounting Standards Board (FASB) issued Statement No. 133 as amended by SFAS No.
138, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15,
2000.  This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value.  If certain conditions are met, an entity may elect to designate a derivative as follows:  (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation.  The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated a hedging instruments with the recognition of the changes in the fair value of the item being hedged.  Depending on the type of hedge, such recognition will be either net income or other comprehensive income.  For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change.  Management has evaluated the impact of adopting this
Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

		Financial Accounting Standards Board (FASB) Standard 142, which is effective for years beginning after December 15, 2001, addresses the financial accounting and reporting for acquired goodwill and other intangible assets.  It does not address intangibles acquired as part of business combinations which is addressed by FASB 141.  This statement also addresses how goodwill and intangibles are accounted for after they have been initially recognized.  Management is currently evaluating the impact this statement would have on the consolidated financial statements when adopted, but does not anticipate that it will have a material impact.

LIQUIDITY RISK MANAGEMENT

		Liquidity and interest rate sensitivity are related but distinctly different from one another.

		Liquidity involves the Corporation's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans.  Liquidity is provided by cash on hand and transaction balances held at correspondent banks.  Liquidity available to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets.  Additional sources providing funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings.

Interest Rate Sensitivity Analysis

		A number of measures are used to monitor and manage interest rate risk including income simulation and interest sensitivity (gap) analysis.  An income simulation model is used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment, repricing and maturity of loan related assets; deposit sensitivity; market conditions and changes in other financial instruments.  The Corporation's policy objective is to limit the change in annual earnings to 20% of projected earnings.  At December 31, 2001, based on the results of the simulation model, the
Corporation would expect a decrease in net interest income of $ 8,000 and a decrease in net interest income of
$ 473,000 if interest rates gradually decreased or increased, respectively, from current rates by 300 basis points over a 12-month period.

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



LIQUIDITY RISK MANAGEMENT (Continued)

result in the yield on its assets increasing at a pace closer to the cost of its interest-bearing liabilities, than would be the case if it had a negative gap.  During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap, which would tend to restrain the growth of its net interest income.

		The Corporation closely monitors its interest rate risk as such risk relates to its operational strategies.  The Corporation's Board of Directors has established an Asset/Liability Committee responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets quarterly and reports to the Board on interest rate risk and trends on a quarterly basis.

		The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 which are anticipated by the Corporation, based upon certain assumptions described below, to reprice or mature in each of the future time periods shown.  Adjustable-rate assets and liabilities are included in the table in the period in which their interest rates can next be adjusted.

		Money market, NOW and savings accounts have been included in both rate sensitive liabilities of "Zero - 90 days" and "91 - 360" due to these funds being subject to immediate withdrawal.


Due 0 - 90
Days
Due 91 - 360
Days
Due After 1
Year
Total

(000 omitted)
Rate sensitive assets




Interest bearing deposits with banks and
investment securities
$   6,753
$   6,001
$   45,564
$   58,318
Real estate, commercial and consumer
loans
   37,167
   45,830
     84,393
   167,390

$ 43,920
$ 51,831
$ 129,957
$ 225,708
Rate sensitive liabilities




Certificates of deposit over $ 100,000
$   5,054
$ 13,625
$    3,297
$   21,976
Other certificates of deposit
14,109
25,344
15,638
55,091
Money market deposit accounts
0
15,727
15,727
31,454
NOW accounts and other savings
deposits
0
16,784
38,986
55,770
Federal funds and other liabilities
   17,341
            0
   20,000
     37,341

$ 36,504
$ 71,480
$ 93,648
$ 201,632
Cumulative interest sensitive GAP
7,416
(   12,233)
24,076
24,076
Cumulative interest sensitive GAP ratio
3.02%
(    4.98%)
9.79%
9.79%

MARKET RISK MANAGEMENT

		The corporation has risk management policies to monitor and limit exposure to market risk, and strives to take advantage of profit opportunities available in interest rate movements.

		Management continuously monitors liquidity and interest rate risk through its ALCO reporting, and reprices products in order to maintain desired net interest margins.  Management expects to continue to direct its marketing efforts toward attracting more low cost retail deposits while competitively pricing its time deposits in order to maintain favorable interest spreads, while minimizing structural interest rate risk.





MARKET RISK MANAGEMENT (Continued)

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

(In Millions)
- - - - - - - - -  - - - - Principal/Notional Amount Maturing In: - - - - - - - - - - -
- -
Fair
Rate sensitive
assets
2002
2003
2004
2005
2006
Thereafte
r
Total
Value
Fixed interest rate
loans
$ 23,109
$ 12,081
$ 10,487
$ 9,308
$ 6,256
$ 40,636
$ 101,877
$ 104,749
Average interest
rate
8.46
8.76
8.57
8.47
8.16
7.93
8.24

Variable interest
rate loans
13,489
4,606
2,632
2,303
2,632
40,138
65,800
65,800
Average interest
rate
7.30
7.40
6.80
6.50
6.60
6.70
6.69

Fixed interest rate
securities
3,038
3,397
3,181
1,212
2,934
30,189
43,951
42,235
Average interest
rate
5.82
6.09
5.65
5.70
5.30
6.80
6.45

Noninterest bearing
checking
2,199
660
660
660
219
0
4,398
4,398
Savings and interest
bearing checking
2,616
1,744
1,744
1,744
872
0
8,720
8,720
Average interest
rates
1.33
1.33
1.33
1.33
1.33
0
1.33

Time deposits
56,819
15,045
2,949
1,028
1,226
0
77,067
77,580
Average interest
rates
4.36
5.11
4.50
5.65
4.69
0
4.53

Fixed interest rate
borrowings
0
0
0
0
15,000
5,000
20,000
20,358
Variable interest
rate barrowings
17,041
0
0
0
0
0
17,041
17,041
Borrowings average
interest rate
2.27
0
0
0
4.96
5.40
2.27














CAPITAL FUNDS

		Internal capital generation has been the primary method utilized by Tower Bancorp Inc.
to increase its capital.  Stockholders' equity, which exceeded $ 28.5 million at December 31, 2001 has steadily increased.  Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and
"risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-
based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.  A comparison of Tower Bancorp's capital ratios to regulatory minimums at December 31 is as follows:


Tower Bancorp
Regulatory
Minimum
Requirements

2001
2000

Leverage ratio
11.61%
11.88%
3%
Risk-based capital ratio Tier I (core capital)
16.96%
21.90%
4%
Combined Tier I and Tier II (core capital
plus allowance for loan losses)
18.24%
23.18%
8%

		Tower Bancorp, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines.  Certain ratios are useful in measuring the ability of a company to generate capital internally.

		The following chart indicates the growth in equity capital for the past three years.


2001
2000
1999
Equity capital at December 31 ($ 000 omitted)
$ 28,518
$ 26,676
$ 22,136
Equity capital as a percent of assets at December 31
11.61%
11.88%
10.70%
Return on average assets
1.72%
1.88%
1.63%
Return on average equity
14.40%
17.17%
14.09%
Cash dividend payout ratio
49.11%
24.09%
53.42%




STOCK MARKET ANALYSIS AND DIVIDENDS

		The corporation's common stock is traded in the over-the-counter market.  As of
December 31, 2001 the approximate number of shareholders of record was 1,035.



2001
Market Price
Cash
Dividend



First Quarter
$ 18.68 - 19.51
$   0
Second Quarter
18.44 - 20.97
..22
Third Quarter
19.48 - 23.60
..50
Fourth Quarter
21.53 - 24.75
..40



2000
Market Price
Cash
Dividend



First Quarter
$ 23.00 - 23.00
$ 0
Second Quarter
21.13 - 21.63
..18
Third Quarter
21.00 - 21.63
0
Fourth Quarter
19.75 - 19.75
..38



EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT


1.	The First National Bank of Greencastle, Center Square,
	Greencastle, Pennsylvania; a National Bank organized under
the National Bank Act.



                                                     Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tower Bancorp, Inc.


	We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No.
333-40661) of our report dated January 23, 2002, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 2001, which report is incorporated by reference in the December 31, 2001 annual report to stockholders on Form 10-K of Tower Bancorp, Inc.


/s/SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, PA
March 15, 2002

12-MOS
DEC-31-2001
DEC-31-2001
8,080
2,717
0
0
55,601
0
0
167,677
1,577
245,574
177,599
37,341
2,116
0
0
0
2,225
26,293
245,574
13,380
2,913
217
16,510
5,839
6,988
9,402
120
1,761
6,702
5,637
5,637
0
0
4,001
2.29
2.26
4.3
64
734
0
0
1,586
192
63
1,577
1,577
0
111