Form 10-Q
period 2002-03-31
TOWER BANCORP INC
filed 2002-05-08
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002
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

1,740,539 shares of common stock














Page 1 of 11 pages










TOWER BANCORP, INC.

INDEX




                                                                Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - March 31, 2002
	  and December 31, 2001	3
	Condensed consolidated statements of income - three months
	  ended March 31, 2002 and 2001	4
	Condensed consolidated statements of comprehensive income -
	  three months ended March 31, 2002 and 2001	5
	Condensed consolidated statements of cash flows - three
	  months ended March 31, 2002 and 2001	8
	Notes to condensed consolidated financial statements	9

	Management's discussion and analysis of financial
	  condition and results of operations	10 and 11

PART II - OTHER INFORMATION	12

	Item 6 - Index to Exhibits and Reports on Form 8-K	12

	Signatures	13

	Exhibits













Page 2 of 11 pages
























PART I - FINANCIAL INFORMATION


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


March 31,
2002
(Unaudited)
December 31,
2001
(Audited)

(000 Omitted)
ASSETS


Cash and due from banks
$    4,832
$    8,080
Interest bearing balances with banks
2,422
2,717
Investment securities available for sale
54,053
55,601
Restricted bank stock
3,734
3,404
Loans
180,833
167,677
Less:  reserve for possible loan losses
(    1,614)
(    1,577)
Bank premises, equipment, furniture and
fixtures
3,560
2,973
Accrued interest receivable
1,233
1,196
Cash surrender value of life insurance
4,095
4,047
Other assets
    1,894
    1,456
Total assets
$ 255,042
$ 245,574



LIABILITIES AND CAPITAL


Deposits in domestic offices:


Demand
$  12,019
$  13,328
Savings
95,233
87,204
Time
73,199
77,067
Liabilities for borrowed money
41,764
37,341
Accrued interest payable
361
429
Other liabilities
    3,118
    1,687
Total liabilities
  225,694
  217,056



EQUITY CAPITAL


Capital stock, common, authorized
5,000,000 shares; 1,780,100 shares
issued
2,225
2,225
Additional paid-in capital
6,712
6,707
Retained earnings
20,490
19,604
Accumulated other comprehensive income
980
863
Less:  cost of treasury stock
(   1,059)
(    881)
Total equity capital
   29,348
   28,518



Total liabilities and capital
$ 255,042
$ 245,574

*  Condensed from audited financial statements








The accompanying notes are an integral part of these condensed financial statements.

Page 3 of 11 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


2002
2001

(000 Omitted)
Interest Income


Interest & fees on loans
$   3,348
$   3,294
Interest on investment securities
available for sale
722
734
Interest on deposits with banks
       43
       69
Total interest & dividend income
    4,113
    4,097
Interest Expense


Interest on deposits
1,054
1,599
Interest on borrowed money
      390
      303
Total interest expense
    1,444
    1,902



Net interest income
2,669
2,195



Provision for loan losses
       60
       30



Net interest income after provision for loan
losses
    2,609
    2,165



Other Income


Investment service income
3
146
Service charges on deposit accounts
149
134
Other service charges
20
20
Other operating income
131
      169
Investment securities gains (losses)
      909
      543
Total other income
    1,212
    1,012
Other Expense


Salaries, wages and other benefits
882
804
Occupancy expense of bank premises
100
86
Furniture and fixture expense
129
132
Other operating expenses
      709
      678
Total other expenses
    1,820
    1,700



Income before taxes
2,001
1,477
Applicable income taxes
      553
      369
Net income
$   1,448
$   1,108



Earnings per share:


Basic earnings per share
$     .83
$     .63
Weighted average shares outstanding
1,745,580
1,755,954
Diluted earnings per share
$     .82
$     .62
Weighted average shares outstanding
1,774,505
1,775,902



The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 11 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


2002
2001

(000 Omitted)
Net income
$ 1,448
$ 1,108



Other comprehensive income:


Unrealized holding gains (losses)
1,086
  1,049



Reclassification adjustment for gains
realized in net income
(   909)
(   543)

177
 506



Tax effect
(    60)
(   172)



Other comprehensive income
    117
    334



Comprehensive income
$ 1,565
$ 1,442
































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 11 pages


TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
(UNAUDITED)


2002
2001

(000 Omitted)
Cash flows from operating activities:


Net income
$  1,448
$  1,108
Adjustments to reconcile net income to net cash provided by operating activities:


Depreciation and amortization
114
99
Provision for loan losses
60
30
(Gain) on sale of investment securities
(     909)
(    543)
(Increase) in cash surrender value of
life insurance
(      48)
0
(Increase) in other assets
(     498)
(    778)
(Increase) Decrease in interest
receivable
(      37)
120
(Decrease) Increase in interest payable
(      68)
0
Increase in other liabilities
   1,431
    896
Net cash provided by operating activities
   1,493
    932



Cash flows from investing activities:


Loans (net)
(  13,179)
(  3,596)
Purchases of bank premises, equipment,
furniture and fixtures
(     701)
(    522)
Interest bearing balances with banks
295
1,062
Purchases of available for sale securities
(   1,276)
(  4,252)
Maturities/sales of available for sale
securities
3,910
8,473
Purchase of restricted bank stock
(     330)
      0
Net cash provided(used) by investing
activities
(  11,281)
  1,165



Cash flows from financing activities:


Net increase (decrease) in deposits
2,852
(  2,465)
Cash dividends paid
(     562)
0
Purchase of treasury stock
(     262)
(     31)
Debt (net)
4,423
585
Proceeds from sale of capital stock
      89
      7
Net cash provided (used) by financing
activities
   6,540
(  1,904)



Net increase (decrease) in cash and cash
equivalents
(   3,248)
193



Cash and cash equivalents at beginning of
year
   8,080
  5,115



Cash and cash equivalents at end of quarter
$  4,832
$ 5,308

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 11 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of March 31, 2002 and the results of its operations for the three month period ended March 31, 2002 and 2001.

The results of operations for the three month period ended
March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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
















Page 7 of 11 pages


TOWER BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Net income for the first quarter of 2002 was $ 1,448,000 compared to $ 1,108,000 for the first quarter of 2001. Net income on a per share basis for 2002 was $ .83, up $ .20 from the $ .63 realized during the first three months of 2001.

	Total interest income for the first three months of 2002 was $ 4,113,000 compared to $ 4,097,000 for the first three months of 2001. Increases occurred primarily in loan income resulting from volume increases as rates continued to decline. Average rates on loans decreased approximately one hundred twenty basis points over those at the end of the first quarter of 2001. Average loan balances at March 31, 2002 have increased 17.6% over those at March 31, 2001. Increases were primarily in mortgage and commercial loans, which increased 8.4% and 61.9%, respectively since March 31, 2001. Earnings on investments for the first quarter decreased 4.7% over totals for the corresponding period in 2001. Decreases were attributable primarily to rate decreases as volumes remained constant with 2001 totals.

	Total interest expense was $ 1,054,000 for the first quarter of 2002, a decrease of $ 458,000 from the $ 1,902,000 reported for the first quarter of 2001. Increases in average total deposits has been 3% since March 31, 2001. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits have decreased one hundred forty five basis points from prior year amounts. This coupled with the fact that the deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease. This coupled with the fact that increases in earning assets has been concentrated in mortgage and commercial loans which produce higher earnings than investments has produced higher net interest earnings over 2001. The loan to deposit ratio was 100% at March 31, 2002 compared to 87% at March 31, 2001. This has allowed the bank to maintain its net interest margin at desired levels. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

	The bank made a $ 60,000 provision for loan losses during the first quarter of 2002. Net charge-offs were $ 23,000 during the first quarter of 2002 compared to $ 31,000 during the first quarter of 2001, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital.




Page 8 of 11 pages


Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

	Noninterest income was $ 1,212,000 for the first quarter of 2002 representing a 19.8% increase over the first quarter of 2001. Increases were primarily in service charges on deposit accounts and securities gains.

	Noninterest expenses were $ 1,820,000 for the first quarter of 2002 compared to $ 1,700,000 for 2001. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

	The bank's effective income tax rate was 27.6% and 25.0% for the first three months of 2002 and 2001, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

	Total assets were $ 255,042,000 at March 31, 2002 compared to $ 224,947,000 at March 31, 2001. This represents a growth rate of approximately 13.4%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 29,348,000 at March 31, 2002, representing 11.5% of total assets compared to $ 28,095,000 at March 31, 2001, which represented 12.5% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.






















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

Current report on Form 8-K filed with the commission on January 15, 2002

Current report on Form 8-K filed with the commission on March 1, 2002

Current report on Form 8-K filed with the commission on April 5, 2002








Page 10 of 11 pages


SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				TOWER BANCORP, INC.
				(REGISTRANT)



				/s/  Jeff B. Shank
				Jeff B. Shank, President, CEO
(Principal Executive Officer
and Principal Financial
Officer)

Date:  May 3, 2002





				/s/Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Accounting Officer)


Date:  May 3, 2002



















Page 11 of 11 pages


EX-27
ARTICLE 9 FDS FOR 10-Q

9
1,000

3-MOS
DEC-31-2002
MAR-31-2002
4,832
2,422
0
0
57,787
0
0
180,833
1,617
255,042
180,451
21,490
3,479
20,274
2,225
0
0
27,123
255,042
3,348
722
43
4,113
1,054
1,444
2,669
60
909
1,820
2,001
2,001
0
0
1,448
..83
..82
4.95
932
944
0
0
1,577
26
3
1,614
1,614
0
1,200






EXHIBIT 99


INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of March 31, 2002 and the related consolidated statements of income for the three months ended March 31, 2002 and 2001 and consolidated statements of comprehensive income for the three months ended March 31, 2002 and 2001 and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 3, 2002