Form 10-Q/A
period 2002-03-31
TOWER BANCORP INC
filed 2002-07-23
CIK 740942

FORM 10-Q/A

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

   Exhibits













                            Page 2 of 11 pages
























                     PART I - FINANCIAL INFORMATION


          TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                              March 31,   December 31,
                                                2002          2001
                                             (Unaudited)    (Audited)
                                                    (000 Omitted)
ASSETS
   Cash and due from banks                   $    4,832    $    8,080
   Interest bearing balances with banks           2,422         2,717
   Investment securities available for sale      54,053        55,601
   Restricted bank stock                          3,734         3,404
   Loans                                        180,833       167,677
   Less:  reserve for possible loan losses   (    1,614)   (    1,577)
   Bank premises, equipment, furniture and
      fixtures                                    3,560         2,973
   Accrued interest receivable                    1,233         1,196
   Cash surrender value of life insurance         4,095         4,047
   Other assets                                   1,894         1,456
       Total assets                           $ 255,042     $ 245,574

LIABILITIES AND CAPITAL
   Deposits in domestic offices:
   Demand                                     $  12,019    $  13,328
   Savings                                       95,233       87,204
   Time                                          73,199       77,067
   Liabilities for borrowed money                41,764       37,341
   Accrued interest payable                         361          429
   Other liabilities                             3,118        1,687
      Total liabilities                        225,694      217,056

EQUITY CAPITAL
   Capital stock, common, authorized
      5,000,000 shares; 1,780,100 shares
      issued                                      2,225        2,225
   Additional paid-in capital                     6,712        6,707
   Retained earnings                             20,490       19,604
   Accumulated other comprehensive income           980          863
   Less:  cost of treasury stock              (   1,059)    (    881)
   Total equity capital                         29,348       28,518

      Total liabilities and capital          $ 255,042    $ 245,574

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

Date:  July 23, 2002





                                     /s/Franklin T. Klink, III
                                     Franklin T. Klink, III,
                                     Treasurer
                                     (Principal Accounting Officer)


Date:  July 23, 2002





















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