Form 10-K/A
period 2001-12-31
TOWER BANCORP INC
filed 2002-07-26
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number:  0-12826
                     TOWER BANCORP, INC.
(Exact name of registrant as specified in its charter)
    Pennsylvania                             25-1445946

State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification
No.)

Center Square, Greencastle, Pennsylvania	    17225
Address of principal executive offices)	(Zip Code)

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





	During 2000 Tower acquired 7,750 shares of its
own common stock and sold 1,655 shares of treasury stock to
First executive officers and directors as part of a stock
option plan.
	During 2001 Tower acquired 19,024 shares of its
own common stock and sold 8,454 shares of treasury stock to
First's ESOP plan, and 1,374 shares to First executive
officers as part of a stock option plan.
	Tower's primary activity consists of owning and
supervising its subsidiary, The First National Bank of
Greencastle, which is engaged in providing banking and bank
related services in South Central Pennsylvania, principally
Franklin County, where its five branches are located in
Quincy, Shady Grove, Waynesboro, Mercersburg and Laurich,
as well as its main office in Greencastle, Pennsylvania.
The day-to-day management of First is conducted by the
subsidiary's officers.  Tower derives the majority of its
current income from First.
	Tower has no employees other than its four
officers who are also employees of First, its subsidiary.
On December 31, 2001, First had 86 full-time and 21 part-
time employees.
	Tower contemplates that in the future it will
evaluate and may acquire, or may cause its subsidiaries to
acquire, other banks.  Tower also may seek to enter
businesses closely related to banking or to acquire
existing companies already engaged in such activities.  Any
acquisition by Tower will require prior approval of the
Board of Governors of the Federal Reserve System, the
Pennsylvania Department of Banking, and, in some instances,
other regulatory agencies and its shareholders.  During
1996 Tower secured approval and purchased property for use
as a possible future branch office, in Washington County,
Maryland.  During 1998 Tower secured approval and purchased
property for a branch office in Waynesboro, Pennsylvania.
Construction on this branch was started during 1998 and the
new branch opened in the first quarter of 1999.
Business of First
	First was organized as a national bank in 1983 as
part of an agreement and plan of merger between Tower and
The First National Bank of Greencastle, the predecessor of
First, under which First became a wholly-owned subsidiary
of Tower.  As indicated, First is the successor to The
First National Bank of Greencastle which was originally
organized in 1864.
	First is engaged in commercial banking and trust
business as authorized by the National Bank Act.  This
involves accepting demand, time and savings deposits and
granting loans (consumer, commercial, real estate,
business) to individuals, corporations, partnerships,
associations, municipalities and other governmental bodies.
	In 2000, First entered into an affiliation
agreement with Sentry Trust Company, a Pennsylvania Limited
Purpose Bank, (Sentry) whereby Sentry acquired from First
the right to service the trust accounts of First.  Through
this affiliation agreement trust and other financial
services are provided to First's customers by Sentry.
	As of December 31, 2001, First had total assets
of approximately $ 245 million, total shareholders' equity
of approximately $ 28.5 million and total deposits of
approximately $ 178 million.
Regulation and Supervision
	Tower Bancorp, Inc. (Tower) is a bank holding
company within the meaning of the Bank Holding Company Act
of 1956 (BHC Act), and is registered as such with the Board
of Governors of the Federal Reserve System (FRB).  As a
registered bank holding company, the parent company is
required to file with the FRB certain reports and
information.  Tower is also subject to examination by the
FRB and is restricted in its acquisitions, certain of which
are subject to approval by the FRB. In addition, the parent
company would be required to obtain the approval of the
Pennsylvania State Banking Department in order for it to
acquire certain bank and nonbank subsidiaries.
	Under the BHC Act, a bank holding company is,
with limited exceptions, prohibited from (i) acquiring
direct or indirect ownership or control of more than 5% of
the voting shares of any company which is not a bank or
(ii) engaging in any activity other than managing or
controlling banks.  With the prior approval of the FRB,
however, a bank holding company may own shares of a company
engaged in activities which the FRB determines to be so
closely related to banking or managing or controlling banks
as to be a proper incident thereto.  In addition, federal
law imposes certain restrictions on transactions between
Tower and its subsidiary, First National Bank of
Greencastle (First).  As an affiliate of First, Tower is
subject, with certain exceptions, to provisions of federal
law imposing limitations on, and requiring collateral for,
extensions of credit by First to its affiliates.
	The operations of First are subject to federal
and state statutes applicable to banks chartered under the
banking laws of the United States, to members of the
Federal Reserve System and to banks whose deposits are
insured by the Federal Deposit Insurance Corporation.  Bank
operations are also subject to regulations of the Office of
the Comptroller of the Currency, the Federal Reserve Board
and the Federal Deposit Insurance Corporation.
	The primary supervisory authority of First is the
Office of the Comptroller of the Currency (OCC), who
regularly examines such areas as reserves, loans,
investments, management practices and other aspects of bank
operations.  These examinations are designed primarily for
the protection of the Bank depositors.
	Federal and state banking laws and regulations
govern, among other things, the scope of a bank's business,
the investments a bank may make, the reserves against
deposits a bank must maintain, the loans a bank makes and
collateral it takes, the maximum interest rates a bank may
pay on deposits, the activities of a bank with respect to
mergers and consolidations, and the establishment of
branches, and management practices and other aspects of
banking operations.  See Note 20 of the Notes to Financial
Statements for a discussion of the limitations on the
availability of Tower's subsidiary's undistributed earnings
for the payment of dividends due to such regulation and
other reasons.
	The Financial Institutions Reform, Recovery and
Enforcement Act of 1989(FIRREA) provides among other things
that a financial institution insured by the Federal Deposit
Insurance Corporation(FDIC) sharing common ownership with a
failed institution can be required to indemnify the FDIC
for its losses resulting from the insolvency of the failed
institution, even if such indemnification causes the
affiliated institution also to become insolvent.  Tower
currently has only one subsidiary and as a result has not
been significantly affected by the aforementioned
provisions of FIRREA.
	The OCC issued guidelines which, effective
December 31, 1990, imposed upon national banks risk-
basedcapital and leverage standards. These capital
requirements of bank regulators, are discussed in Note 20
of the notes to financial statements.  Failure to meet
applicable capital guidelines could subject a national bank
to a variety of enforcement remedies available to the
federal regulatory authorities.  Depending upon
circumstances, the regulatory agencies may require an
institution to surpass minimum capital ratios established
by the OCC and the FRB.
	In December 1991, the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("FDICIA") was enacted.
FDICIA contains provisions limiting activities and
business methods of depository institutions.  FDICIA
requires the primary federal banking regulators to
promulgate regulations setting forth standards relating to,
among other things, internal controls and audit systems;
credit underwriting and loan documentation; interest rate
exposure and other off-balance sheet assets and
liabilities; and compensation of directors and officers.
FDICIA also provides for expanded regulation of depository
institutions and their affiliates, including parent holding
companies, by such institutions' primary federal banking
regulator.  Each primary federal banking regulator is
required to specify, by regulation, capital standards for
measuring the capital adequacy of the depository
institutions it supervises and, depending upon the extent
to which a depository institution does not meet such
capital adequacy measures, the primary federal banking
regulator may prohibit such institution from paying
dividends or may require such institution to take other
steps to become adequately capitalized.
	FDICIA establishes five capital tiers, ranging
from "well capitalized", to "critically undercapitalized".
 A depository institution is well capitalized if it
significantly exceeds the minimum level required by
regulation for each relevant capital measure.  Under
FDICIA, an institution that is not well capitalized is
generally prohibited from accepting brokered deposits and
offering interest rates on deposits higher than the
prevailing rate in its market; in addition, "pass through"
insurance coverage may not be available for certain
employee benefit accounts.  FDICIA also requires an
undercapitalized depository institution to submit an
acceptable capital restoration plan to the appropriate
federal bank regulatory agency.  One requisite element of
such a plan is that the institution's parent holding
company must guarantee compliance by the institution with
the plan, subject to certain limitations.  In the event of
the parent holding company's bankruptcy, the guarantee, and
any other commitments that the parent holding company has
made to federal bank regulators to maintain the capital of
its depository institution subsidiaries, would be assumed
by the bankruptcy trustee and entitled to priority in
payment.
	Based on their respective regulatory capital
ratios at December 31, 2001, the Bank is considered well
capitalized, based on the definitions in the regulations
issued by the Federal Reserve Board and the other federal
bank regulatory agencies setting forth the general capital
requirements mandated by FDICIA.  See "Capital Funds" in
management's discussion and analysis in the corporation's
annual report as shown in Exhibit 13.
	A federal depositor preference statute was
enacted in 1993 providing that deposits and certain claims
for administrative expenses and employee compensation
against an insured depository institution would be afforded
a priority over other general claims against such an
institution, including federal funds and letters of credit,
in the "liquidation or other resolution" of such an
institution by any receiver.
	In 1999, Federal regulators issued regulations to
implement the privacy provisions of the Gramm-Leach-Bliley
Act (Financial Services Modernization Act).  This new law
requires banks to notify consumers about their privacy
policies and to give them an opportunity to "opt-out" or
prevent the bank from sharing "nonpublic personal
information" about them with nonaffiliated third parties.
These regulations took effect in 2000.  The corporation has
developed privacy policies and procedures to provide timely
disclosure of such policies and a convenient means for
consumers to opt out of the sharing of their information
with unaffiliated third parties.
	The earnings of First, and therefore the earnings
of Tower, are affected by general economic conditions,
management policies, and the legislative and governmental
actions of various regulatory authorities including the
FRB, the OCC and the FDIC.
	In addition to banking and securities laws,
regulations and regulatory agencies, the Corporation also
is subject to various other laws, regulations and
regulatory agencies throughout the United States.
Furthermore, various proposals, bills and regulations have
been and are being considered in the United States
Congress, and various other governmental regulatory and
legislative bodies, which could result in changes in the
profitability and governance of the Corporation.  It cannot
be predicted whether new legislation or regulations will be
adopted and, if so, how they would affect the Corporation.
	References under the caption "Supervision and
Regulation" to applicable statutes, regulations and orders
are brief summaries of portions thereof which do not
purport to be complete and which are qualified in their
entirety by reference thereto.
Important Factors Relating to Forward Looking Statements
	The Private Securities Litigation Reform Act of
1995 provides a "safe harbor" for forward-looking
statements to encourage companies to provide prospective
information about their companies without fear of
litigation so long as those statements are identified as
forward-looking and are accompanied by meaningful
cautionary statements identifying important factors that
could cause actual results to differ materially from those
projected in such statements.  In connection with certain
statements made in this report and those that may be made
in the future by or on behalf of the Corporation which are
identified as forward-looking statements, the Corporation
notes that the following important factors, among others,
could cause actual results to differ materially from those
set forth in any such forward-looking statements.  Further,
such forward-looking statements speak only as of the date
on which such statement or statements are made, and the
Corporation undertakes no obligation to update any forward-
looking statement or statements to reflect events or
circumstances after the date on which such statement is
made or to reflect the occurrence of unanticipated events.
	The business and profitability of a financial
services organization such as the Corporation is influenced
by prevailing economic conditions and governmental
policies. The actions and policy directives of the Federal
Reserve Board determine to a significant degree the cost
and the availability of funds obtained from money market
sources for lending and investing.  Federal Reserve Board
policies and regulations also influence, directly and
indirectly, the rates of interest paid by commercial banks
on their interest-bearing deposits and may also impact the
value of financial instruments held by the Corporation.
The nature and impact on the Corporation of future changes
in economic and market conditions and monetary and fiscal
policies, both foreign and domestic, are not predictable
and are beyond the Corporation's control.  In addition,
these conditions and policies can impact the Corporation's
customers and counterparties which may increase the risk of
default on their obligations to the Corporation and its
affiliates.  They can also affect the competitive
conditions in the markets and products within which the
Corporation operates, which can have an adverse impact on
the Corporation's ability to maintain its revenue streams.
	As part of its ongoing business, the Corporation
assumes financial exposures to interest rates, currencies,
equities and other financial products.  In doing so, the
Corporation is subject to unforeseen events which may not
have been anticipated or which may have effects which
exceed those assumed within its risk management processes.
 This risk can be accentuated by volatility and reduction
in liquidity in those markets which in turn can impact the
Corporation's ability to hedge and trade the positions
concerned.  In addition, the Corporation is dependent on
its ability to access the financial markets for its funding
needs.
	As noted in "Supervision and Regulation", the
Corporation is regulated by and subject to various
regulators.  The actions of these regulators can have an
impact on the profitability and governance of the
Corporation.  Increases by regulatory authorities of
minimum capital, reserve, deposit insurance and other
financial viability requirements can also affect the
Corporation's profitability.
	The Corporation is subject to operational and
control risk which is the potential for loss caused by a
breakdown in communication, information, processing and
settlement systems or processes or a lack of compliance
with the procedures on which they rely either within the
Corporation or within the broader financial systems
infrastructure.
	As with any financial institution, the
Corporation is also subject to the risk of litigation and
to an unexpected or adverse outcome in such litigation.
Competitive pressures in the marketplace and unfavorable or
adverse publicity and news coverage can have the effect of
lessening customer demand for the Corporation's services.
Ultimately, the Corporation's businesses and their success
are dependent on the Corporation's ability to attract and
retain high quality employees.
Competition
	First's principal market area consists of the
southern portion of Franklin County, Pennsylvania, the
northeastern portion of Washington County, Maryland, and a
portion of Fulton County, Pennsylvania.  It services a
substantial number of depositors in this market area, with
the greatest concentration within a limited radius of
Greencastle, Pennsylvania.
	First, like other depository institutions, has been
subjected to competition from less heavily regulated
entities such as brokerage firms, money market funds,
consumer finance and credit card companies and other
commercial banks, many of which are larger than First.
First is generally competitive with all competing financial
institutions in its service area with respect to interest
rates paid on time and savings deposits, service charges on
deposit accounts and interest rates charged on loans.
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




       TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

         The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                              Years Ended December 31
                           2001                     2000
                                   Percentage                Percentage
                                   of Loans                  of Loans
                                   in each                   in each
                                   Category                  Category
                      Allowance    to Total     Allowance    to Total
                      Amount       Loans        Amount       Loans
   (000 omitted)

Commercial, financial
   and agricultural    $   816      20.0%        $   812       14.2%
Real estate -
   Construction              0       3.6               0        3.3
Real estate - Mortgage     650      66.6             630       71.0
Installment                  0       9.7               0       11.5
Unallocated                111       N/A             144        N/A
   Total               $ 1,577     100.0%        $ 1,586      100.0%

                              Years Ended December 31
                           1999                     1998
                                   Percentage                Percentage
                                   of Loans                  of Loans
                                   in each                   in each
                                   Category                  Category
                      Allowance    to Total     Allowance    to Total
                      Amount       Loans        Amount       Loans
   (000 omitted)

Commercial, financial
   and agricultural    $   812      11.2%       $   815       12.5%
Real estate -
   Construction              0       3.1              0        2.0
Real estate - Mortgage     630      70.8            653       70.2
Installment                  0      14.9              0       15.3
Unallocated                277       N/A            422        N/A
   Total               $ 1,719     100.0%       $ 1,890      100.0%


                                Years Ended December 31
                                1997
                                              Percentage
                                              of Loans in
                                              Each Category
                                Allowance     to Total
                                Amount        Loans

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


                           PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.
          (a) (1) - List of Financial Statements
          The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:
          Consolidated balance sheets - December 31, 2001
          and 2000
          Consolidated statements of income - Years ended December 31, 2001, 2000, and 1999
          Consolidated statements of stockholders' equity - Years ended December 31, 2001, 2000, and 1999
          Consolidated statements of cash flows - Years ended December 31, 2001, 2000, and 1999
          Notes to consolidated financial statements -
          December 31, 2001
     (2)  List of Financial Statement Schedules
          Schedule I - Loan portfolio
          Schedule II - Summary of loan loss experience, nonaccrual loans and allocation of allowance for loan losses
          Schedule III - Deposits
          Schedule IV - Return on equity and assets
          Schedule V - Consolidated summary of
          operations
          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
     (3)  Listing of Exhibits
          Exhibit (3) (i) Articles of incorporation
          Exhibit (3) (ii) Bylaws
          Exhibit (4) Instruments defining the rights of security holders including indentures
          Exhibit (10) Material contracts
          Exhibit (13)  Annual report to security
          holders
          Exhibit (21)  Subsidiaries of the registrant
          Exhibit (23.1) Consent of independent auditors
          Exhibit (27)  Financial data schedule
          All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


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

                                  TOWER BANCORP, INC._____
                                     (Registrant)

                       By /s/   Jeff B. Shank____     ____
                             Jeff B. Shank,
                             President
                             Principal Executive
                             Officer and Principal
                             Financial Officer)

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

      Signature              Title             Date

/s/  Jeff B. Shank       President &        July 25, 2002
Jeff B. Shank            Director

/s/  Kermit G. Hicks     Chairman of the    July 25, 2002
Kermit G. Hicks          Board & Director

/s/Robert L. Pensinger    Director          July 25, 2002
Robert L. Pensinger

/s/  Harold C. Gayman    Vice Chairman of   July 25, 2002
Harold C. Gayman         the Board & Director

/s/James H. Craig, Jr.   Director           July 25, 2002
James H. Craig, Jr.

/s/  Lois Easton  ____   Director           July 25, 2002
Lois Easton


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

                                                                                              /S/Smith Elliott Kearns & Company, LLC





Chambersburg, Pennsylvania
January 23, 2002



                        TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS
                                                  December 31, 2001 and 2000




                                                       2001                2000
                                                              (000 omitted)
ASSETS
Cash and due from banks                              $   8,080          $   5,115
Interest bearing deposits with banks                     2,717              4,450
Investment Securities
   Available for sale                                   55,601             56,927
Restricted Bank stock; at cost which
   approximates fair value                               3,404              3,095
Loans
   Commercial, financial and agricultural               33,606              20,903
   Real estate - Mortgages (net of deferred
      loan origination fees;
      $ 411 - 2001; $ 295 - 2000)                      111,709             104,838
   Real estate - Construction and land development       6,029               4,827
   Consumer                                             16,333              17,002
                                                       167,677             147,570
Less:  Allowance for loan losses                         1,577               1,586
      Total loans                                                                                           166,100        145,984

Premises, equipment, furniture and fixtures              2,973               3,066
Real estate owned other than premises                      624                 441
Prepaid federal taxes                                       51                 210
Accrued interest receivable                              1,196               1,344
Deferred income tax charges                                  0                  16
Cash surrender value of life insurance                   4,047               3,121
Other assets                                               781                 743

            Total assets                             $ 245,574           $ 224,512










        The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                            -2-


                                                 2001                    2000
                                                      (000 omitted)
            LIABILITIES
Deposits in domestic offices
   Demand, noninterest bearing                $   13,328              $   16,359
   Savings                                        87,204                  86,444
   Time                                           77,067                  74,194
         Total deposits                          177,599                 176,997
Accrued interest payable                             429                     515
Deferred income tax charges                          110                       0
Liabilities for other borrowed funds              37,341                  18,864
Other liabilities,                                 1,577                   1,460
         Total liabilities,                      217,056                 197,836

            STOCKHOLDERS' EQUITY
Stockholders' equity
   Common Stock: no par value, authorized
      5,000,000 shares, issued
      1,780,100 shares                             2,225                   2,225
   Additional paid-in capital                      6,707                   6,705
   Retained earnings                              19,604                  17,568
   Accumulated other comprehensive income            863                     834
                                                  29,399                  27,332
   Less:  Cost of treasury stock, 32,790 shares - 2001;
       23,594 shares - 2000                    (     881)              (     656)
         Total stockholders' equity               28,518                  26,676
         Total liabilities and stockholders'
            equity                             $ 245,574               $ 224,512













                         TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF INCOME
                                          Years Ended December 31, 2001, 2000 and 1999

                                                   2001              2000                 1999
     											(000 omitted)
Interest and Dividend Income
   Interest and fees on loans                    $ 13,380          $ 11,945             $ 10,374
   Interest and dividends on investment securities
      Taxable                                       1,852             2,398                2,184
      Federal tax exempt                            1,034               793                  667
   Interest on federal funds sold                      27                 0                   85
   Interest on deposits with banks                    217	            387	               338
       Total interest income                       16,510	         15,523               13,648

Interest Expense
   Interest on time certificates of deposit of
     $ 100,000 or more                              1,192               962	               763
   Interest on other deposits                       4,647             4,941                4,363
   Interest on federal funds purchased and other
      borrowed funds                                1,149             1,392                  953
           Total interest expense                   6,988             7,295                6,079

   Net interest income                              9,522             8,228                7,569
   Provision for loan losses                          120                 0                    0
            Net interest income after provision
            for loan losses                         9,402             8,228                7,569
Other Income
   Investment services income                         191               671                  563
   Service charges on deposit accounts                519               335                  291
   Other service charges, collection and exchange
      charges, commissions and fees                   305               316                  388
   Investment securities gains                      1,761               974                1,453
   Gain on trust services affiliation                   0             1,078                    0
   Gain on sale of property and equipment               0                 5                    0
   Proceeds from director's life insurance              0                 0                  127
   Other income                                       161               236                    0
                                                    2,937	          3,615                2,822
Other Expenses
   Salaries, wages and other employee benefits      3,211             3,026                2,922
   Occupancy expense                                  354               356                  330
   Furniture and equipment expenses                 1,273             1,037                  922
   Other operating expenses                         1,864             1,842                1,767
                                                    6,702	          6,261                5,941

            Income before income taxes               5,637            5,582                 4,450
   Applicable income tax expense                     1,636            1,489                 1,247
            Net income                            $  4,001         $  4,093              $  3,203

   Earnings per share:
            Basic earnings per share              $   2.29         $   2.32              $   1.82
               Weighted average shares
                  outstanding                    1,745,847        1,761,699             1,763,548
               Diluted earnings per share         $   2.26         $   2.30              $   1.80
               Weighted average shares
                  outstanding                    1,770,949        1,781,647             1,779,596

        The Notes to Consolidated Financial Statements are an integral part of these statements.
                                                                               -3-


                                TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Years Ended December 31, 2001, 2000 and 1999

                                                                                                        Accumulated
                                                   Additional                        Other                             Total
                                  Common           Paid-in       Retained        Comprehensive        Treasury      Stockholders'
                                  Stock            Capital       Earnings         Income (Loss)        Stock           Equity
                                                                           (000 omitted)

Balance at December 31, 1998     $ 2,225             $ 6,705       $ 12,969           $  1,074          ($  421)        $ 22,552

Comprehensive income:
   Net income                          0                  0          3,203                  0	              0	         3,203
   Net unrealized loss on
     available for sale
     securities (net of tax
     $ 926)                            0                  0              0           (  1,799)                0         (  1,799)
Total comprehensive income                                                                                                 1,404

   Cash dividends declared
     on common stock ($ .97
     per share)                        0                  0       (   1,711)                0                 0          ( 1,711)
   Purchase of treasury stock
     (9,691 shares)                    0                  0               0                 0           (   271)         (   271)
   Sale of treasury stock
     (6,892 shares)                    0	                2               0                 0	            160	           162

Balance at December 31, 1999       2,225	            6,707          14,461           (   725)          (   532)          22,136

Comprehensive income:
   Net income                          0                  0           4,093                 0	              0	         4,093
   Net unrealized gain on
     available for sale
     securities (net of tax
     $ 803)                            0                  0               0             1,559                 0            1,559
Total comprehensive income                                                                                                 5,652

   Cash dividends declared
     on common stock ($ .56
     per share)                        0                  0        (    986)                0                 0          (   986)
   Purchase of treasury stock
     (7,750 shares)                    0                  0               0                 0           (   162)         (   162)
   Sale of treasury stock
     (1,655 shares)                    0            (     2)              0                 0	             38               36

Balance at December 31, 2000       2,225              6,705          17,568               834           (   656)          26,676

Comprehensive income:
   Net income                          0                  0           4,001                 0                 0            4,001
   Net unrealized gain on
     available for sale
     securities (net of tax
     $ 15)                             0                  0               0                29                 0               29
Total comprehensive income                                                                                                 4,030

   Cash dividends declared
     on common stock ($ 1.12
     per share)                        0                  0         ( 1,965)                0                 0          ( 1,965)
   Purchase of treasury stock
     (19,024 shares)                   0                  0               0                 0            (  423)         (   423)
   Sale of treasury stock
     (9,828 shares)                    0	                2               0                 0	            198              200

Balance at December 31, 2001     $ 2,225	          $ 6,707	       $ 19,604           $   863            ($ 881)        $ 28,518

                   The Notes to Consolidated Financial Statements are an integral part of these statements.
                                                                                           -4-


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

                       TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                Years Ended December 31, 2001, 2000 and 1999

                                                         2001            2000             1999

                                                                   (000 omitted)

Cash flows from financing activities:
   Net increase in deposits                           $      602       $ 17,275        $ 17,258
   Net (decrease) increase in borrowings                  18,475    (     4,161)          2,526
   Purchase of treasury stock                        (       423)   (       162)      (     271)
   Proceeds from sale of treasury stock                      200                            162
   Cash dividends paid                               (     1,965)   (       986)      (   1,711)

Net cash provided by financing activities                 16,889         12,002          17,964

Net increase (decrease) in cash and cash equivalents       2,965             53       (      52)
Cash and cash equivalents at beginning of year             5,115          5,062           5,114

Cash and cash equivalents at end of year                $  8,080       $  5,115       $   5,062

Supplemental disclosure of cash flows information:

   Cash paid during the year for:

             Interest                                   $   7,074      $  7,165       $   6,095
             Income taxes                                   1,576         1,418           1,421

Supplemental schedule of noncash investing and financing activities:

   Unrealized gain (loss) on securities available for sale (net
     of tax effe                                        $      29     $   1,559      ($   1,799)


















        The Notes to Consolidated Financial Statements are an integral part of these statements.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

The components of the change in net unrealized gains (losses) on securities were as follows:

                                                                    2001           2000         1999
Gross unrealized holding gains (losses) arising during the year  $  1,805       $  3,336    ($   4,178)
Reclassification adjustment for gains realized in net Income    (   1,761)    (      974)        1,453
Net unrealized holding gains (losses) before taxes                     44          2,362    (    2,725)
Tax effect                                                      (      15)    (      803)          926
Net change                                                       $     29      $   1,559     ($  1,799)

Note 2.	Investment Securities

The investment securities portfolio is comprised of securities classified as available for sale at
December 31, 2001 and 2000, resulting in investment securities available for sale being carried at fair value.







Note 2.	Investment Securities (Continued)

The amortized cost and fair value of investment securities available for sale at December 31 were:

                                                                                     Gross              Gross
                                                  Amortized      Unrealized        Unrealized       	  Fair
                                                     Cost           Gains            Losses             Value
                                                                        (000 omitted)
                                                                           2001
U.S. Treasury Securities                         $     100        $        3	    $        0        $       103
Obligations of other U.S.
   government agencies                               6,517                80               4              6,593
Mortgage-backed securities                           9,301                86              45              9,342
Corporate bonds                                      2,884                47             145              2,786
Equities                                            12,218             1,318             170             13,366
Obligations of state and political
   subdivisions                                     23,273               321             183             23,411
                                                  $ 54,293         $   1,855       $     547         $   55,601

                                                                           2000
U.S. Treasury Securities                         $     200         $       2       $       0         $      202
Obligations of other U.S.
   government agencies                              19,603                19             326             19,296
Mortgage-backed securities                           6,165                24              70              6,119
Corporate bonds                                      2,814                17              65              2,766
Equities                                            11,847             1,738             319             13,266
Obligations of state and political
   Subdivisions                                     15,035               345             102             15,278
                                                  $ 55,664           $ 2,145       $     882         $   56,927

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

                                     Cost    Accumulated     Depreciated
                                             Depreciation       Cost
                                                   (000 omitted)
                                    - - - - - - - - 2001 - - - - - - - -
Premises (including land $ 442)     $  4,230    $  1,853       $  2,377
Equipment, furniture and fixtures      2,575       1,979            596
     Totals, December 31, 2001      $  6,805    $  3,832       $  2,973

                                    - - - - - - - - 2000 - - - - - - - -
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

                               Due over
                 Due within   but within Due over  Nonaccruing
                  one year     5 years   5 years      loans      Total
                                  (000 omitted)
Loans at predeter-
   mined interest
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

A summary of the status of the Corporation's two fixed stock option plans as of December 31, 2001 is as follows:
                                                Weighted
                                                Average
                                             Exercise Price
       Fixed Options                 Shares          Per Share
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

Outstanding options at December 31, 2001 consist of the following:

                 Shares          Shares          Remaining      Exercise
             Outstanding      Exercisable   Contractual Life      Price
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

The Corporation also had the following borrowings from the Federal Home Loan Bank:

                        2001                       2000
                 Interest                   Interest
 Loan Type         Rate       Balance         Rate     Balance   Maturity
Convertible        5.25    $ 5,000,000       0      $         0  04/06/11
Convertible        5.01      5,000,000       5.01     5,000,000  11/24/08
Convertible        4.63      5,000,000       4.63     5,000,000  11/24/08
Convertible        5.395     5,000,000       5.395    5,000,000  09/15/08
Line of credit (1) 1.88     15,561,600       6.63     2,407,000  02/27/02

(1)	Total amount available under this line is $ 4,438,400 and $ 17,593,000 at December 31, 2001
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

Following is a schedule, by years, of future minimum rentals under the lease agreements as of
December 31, 2001:
                                   Year Ending
                                         2002                        $  31,200
                                         2003                            31,200
                                         2004                            22,200
                                        2005                             22,200
                                        2006                             22,200
                                                                        $ 129,000

Note 19.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at
December 31:
                              - - - - 2001 - - - -	- - - -2000 - - - -
                               Carrying    Fair       Carrying    Fair
                                Amount     Value       Amount     Value
FINANCIAL ASSETS
   Cash and due from banks    $   8,080  $   8,080   $   5,115  $  5,115
   Interest bearing deposits
      with banks                  2,717      2,717       4,450     4,450
   Securities available for
      sale                       55,601     55,601      56,927    56,927
   Loans receivable             167,677    170,549     147,570   146,658
   Accrued interest receivable    1,196      1,196       1,344     1,344
   Other bank stock               3,404      3,404       3,095     3,095

FINANCIAL LIABILITIES
   Time certificates             77,067     77,580      74,194    73,964
   Other deposits               100,532    100,532     102,803   102,803
   Short-term borrowed funds     37,041     37,399      18,864    18,959
   Accrued interest payable         429        429         515       515

Note 20.	Regulatory Matters

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

                                      Tower Bancorp        Regulatory
                                                             Minimum
                                     2001        2000      Requirements

Leverage ratio                       11.61%      11.88%          3%
Risk-based capital ratio
   Tier I (core capital)             16.96%      21.90%          4%
   Combined Tier I and Tier II
      (core capital plus allowance
      for loan losses)               18.24%      23.18%          8%

As of December 31, 2001 the most recent notification from the Office of the Comptroller of the
Currency categorized the financial institution as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the financial institution's category.





























                                TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

                                               SELECTED FIVE-YEAR FINANCIAL DATA

                                 2001       2000       1999       1998       1997
Income (000 omitted)

   Interest income             $ 16,510   $ 15,523   $ 13,648   $ 12,548   $ 11,977
   Interest expense               6,988      7,295      6,079      5,342      5,167
   Provision for loan losses        120          0          0          0          0
   Net interest income after
      provision for loan losses   9,522      8,228      7,569      7,206      6,810
   Other operating income         2,937      3,615      2,822      2,082      1,390
   Other operating expenses       6,702      6,261      5,941      5,133      4,396
   Income before income taxes     5,637      5,582      4,450      4,155      3,804
   Applicable income tax          1,636      1,489      1,247      1,246      1,110
      Net income               $  4,001   $  4,093   $  3,203   $  2,909   $  2,694

Per share amounts are based on the following weighted average shares outstanding after giving retroactive recognition to a 100% stock dividend issued in July 1998, 5% stock dividend issued in July 1997.

          2001 - 1,745,847     1999 - 1,763,548     1997 - 1,765,056
          2000 - 1,761,699     1998 - 1,732,479

   Net income                  $  2.29    $  2.32    $  1.82    $  1.68    $  1.53
   Cash dividend paid             1.12        .56        .97        .43        .38
   Book value                    16.33      15.14      12.56      13.02      11.58

Year-End Balance Sheet Figures
(000 omitted)                    2001       2000       1999       1998       1997

   Total assets               $ 245,574  $ 224,512  $ 206,874  $ 187,335  $ 159,935
   Net loans                    166,100    145,984    130,041    121,800    102,388
   Total investment securities   59,005     60,022     55,846     48,517     42,217
   Deposits - noninterest
      Bearing                    13,328     16,359     13,746     11,346      9,651
   Deposits - interest bearing  164,271    160,638    145,978    131,120    123,133
   Total deposits               177,599    176,997    159,724    142,466    132,784
  Total stockholders' equity     28,518     26,676     22,136     22,552     20,433

Ratios

   Average equity/average assets  11.96      10.96      11.42      12.72      12.25
   Return on average equity       14.40      17.17      14.09      13.54      14.17
   Return on average assets        1.72       1.88       1.63       1.72       1.74













                           TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                         SUMMARY OF QUARTERLY FINANCIAL DATA

	The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:

                                     2001                    2000
($ 000 omitted
except per share)     - - - - -  Quarter Ended - - - - - - - - - - - - - - - Quarter Ended - - - - - - -
                       Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31

Interest income        $ 4,097   $ 4,219   $ 4,225    $ 3,969   $ 3,699   $ 3,824    $ 4,035   $ 3,965
Interest expense         1,902     1,839     1,785      1,462     1,703     1,790      1,934     1,868
Net interest income      2,195     2,380     2,440      2,507     1,996     2,034      2,101     2,097
Provision for loan
  losses                    30        30        30         30         0         0          0         0
   Net interest income
     after provision for
     loan losses         2,165     2,350     2,410      2,477     1,996     2,034      2,101     2,097
Other income             1,012       624     1,059        242       767       669        698     1,481
Other expenses           1,700     1,763     1,821      1,418     1,603     1,548      1,636     1,474
   Operating income before
     income taxes        1,477     1,211     1,648      1,301     1,160     1,155      1,163     2,104
Applicable income taxes    369       307       435        525       303       282        297       607
   Net income          $ 1,108   $   904   $ 1,213    $   776   $   857   $   873    $   866   $ 1,497

Net income applicable to common stock
Per share data:
Net income             $   .63   $   .51   $   .69    $   .46   $   .49   $   .50    $   .49   $   .84
































                                TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                                 Interest Rates and Interest Differential Tax Equivalent Yields
                                                            Years Ended December 31

                      Average                      Average                      Average
                      Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest   Rate
                      - - - - - - 2001 - - - - -   - - - - - - 2000- - - - -    - - - - - - 1999 - - - - -
                              (000 omitted)                (000 omitted)                (000 omitted)
      Assets
Investment Securities:
   Taxable interest
     Income         $   21,973 $   1,852    8.4%  $   25,767  $   2,101  8.2% $   24,679  $   1,924   6.5%
   Nontaxable
     interest
     income             20,060     1,034    5.2%     15,673         793  5.1%     12,860        667   5.2%
   Total investment
     Securities         42,033     2,886    6.9%     41,440       2,894  7.0%     37,539      2,591   5.9%
Loans (net of
   unearned
   discounts)          158,570    13,380    8.4%    140,788      11,945  8.5%    127,202     10,374   8.2%
Other short-term
   Investments          20,957       244    1.3%     22,700         684  3.0%     24,098        683   6.2%
   Total interest
     earning assets    221,560 $  16,510    7.5%    204,928   $  15,523  7.6%    188,839  $  13,648   7.6%
Allowance for loan
   Losses          (     1,581)                  (    1,652)                  (    1,804)
Cash and due from
   Banks                 6,598                        5,088                        5,088
Bank premises and
   Equipment             3,020                        3,140                        3,061
Other assets             2,683                        5,946                        3,885
      Total assets   $ 232,280                    $ 217,450                    $ 199,069

Liabilities and Stockholders' Equity
Interest bearing
   demand deposits   $  63,422 $   1,254    2.0%  $  52,740   $   1,230  2.3%  $  47,140  $    975   2.1%
Savings deposits        24,828       541    2.2%     30,139       1,004  3.3%     32,965     1,040   3.2%
Time deposits           77,054     4,044    5.2%     69,006       3,669  5.3%     63,410     3,111   4.9%
Short-term borrowings   24,990     1,149    4,6%     26,077       1,392  5.3%     18,923       953   5.1%
   Total interest
      bearing
      liabilities      190,294 $   6,988    3.7%    177,962   $   7,295  4.1%    162,438  $  6,079   3.6%
Demand deposits         12,840                       13,857                       11,206
Other liabilities        1,365                        1,225                        3,081
Total liabilities      204,499                      193,044                      176,725
Stockholders' equity    27,781                       24,406                       22,344
   Total liabilities
      & stockholders'
      equity         $ 232,280                    $ 217,450                    $ 199,069
Net interest
   income/net yield
   on average earning
   assets            $   9,522              4.3%  $   8,228              4.0%  $   7,569             4.0%













                               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                                      CHANGES IN NET INTEREST INCOME
                                                               TAX EQUIVALENT YIELDS

                                                           2001 Versus 2000
                                                          Increase (Decrease)
                                                           Due to Change in
                                                                                Total
                                                  Average     Average         Increase
                                                  Volume        Rate         (Decrease)
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

   U.S. Government
      agencies/mortgage-backed
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

		Total interest expense was $ 6,988,000 for 2001, a decrease of $ 307,000 over the $ 7,295,000 for
2000.  The increase in total average deposits was 7.5% in 2001 compared to 7.1% in 2000.  Overall growth was moderate during 2001 and 2000 with interest bearing demand and time deposits increasing 20.3% and 11.6%, and savings decreasing 17.6%, respectively.  Although overall growth was moderate during 2001, rates decreased
..35% which caused a decrease in interest expense on deposits of 4.2%.  There were some significant changes in the level of borrowed funds but the volume affect was offset by a decrease in rates, thus an overall decrease in interest expense on borrowed funds by 17%.  This change in volume along with the decreased level of rates paid for deposits and on borrowed funds was offset by proportional increases in average volumes and decreases in rates for earning assets, which caused the overall interest spread to stay relatively constant for 2001 and 2000.

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

		Financial Accounting Standards Board (FASB) issued Statement No. 133 as amended by SFAS No.
138, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15,
2000.  This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value.  If certain conditions are met, an entity may elect to designate a derivative as follows:  (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm
                                                                            -31-


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

                                    Due 0 - 90   Due 91 - 360   Due After 1
                                       Days           Days           Year        Total
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

(In Millions)     - - - - - - Principal/Notional Amount Maturing In: - - - - - - - -
Rate sensitive                                                                         Fair
   Assets         2002      2003       2004     2005     2006  Thereafter   Total     Value
Fixed interest
   rate loans  $ 23,109  $ 12,081  $ 10,487  $ 9,308  $ 6,256  $ 40,636   $ 101,877 $ 104,749
Average interest
   rate            8.46      8.76      8.57     8.47     8.16      7.93        8.24
Variable interest
   rate loans    13,489     4,606     2,632    2,303    2,632    40,138      65,800    65,800
Average interest
   rate            7.30      7.40      6.80     6.50     6.60      6.70        6.69
Fixed interest rate
   securities     3,038     3,397     3,181    1,212    2,934    30,189       43,951   42,235
Average interest
   rate            5.82      6.09      5.65     5.70     5.30      6.80         6.45
Noninterest bearing
   checking       2,199       660       660      660      219         0        4,398    4,398
Savings and
   interest bearing
   checking       2,616     1,744     1,744    1,744      872         0        8,720    8,720
Average interest
   rates           1.33      1.33      1.33     1.33     1.33         0         1.33
Time deposits    56,819    15,045     2,949    1,028    1,226         0       77,067   77,580
Average interest
   rates           4.36      5.11      4.50     5.65     4.69         0         4.53
Fixed interest
   rate borrowings    0         0         0        0   15,000     5,000        20,000  20,358
Variable interest rate
   borrowings    17,041         0         0        0        0         0        17,041  17,041
Borrowings average
   interest rate   2.27         0         0        0     4.96      5.40          2.27



















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

                                       Tower Bancorp             Regulatory
                                    2001           2000            Minimum
                                                                Requirements

Leverage ratio                      11.61%         11.88%              3%
Risk-based capital ratio
   Tier I (core capital)            16.96%         21.90%              4%
Combined Tier I and Tier II
   (core capital plus allowance
   for loan losses)                 18.24%         23.18%              8%

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

             2001                 Market Price         Cash Dividend

         First Quarter          $ 18.68 - 19.51            $   0
         Second Quarter           18.44 - 20.97              .22
         Third Quarter            19.48 - 23.60              .50
         Fourth Quarter           21.53 - 24.75              .40

             2000                 Market Price         Cash Dividend

         First Quarter          $ 23.00 - 23.00            $   0
         Second Quarter           21.13 - 21.63              .18
         Third Quarter            21.00 - 21.63                0
         Fourth Quarter           19.75 - 19.75              .38



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