Form 10-Q
period 2002-06-30
TOWER BANCORP INC
filed 2002-08-09
CIK 740942

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:     June 30, 2002
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

1,736,317 shares of common stock

                         TOWER BANCORP, INC.

                                INDEX

                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - June 30, 2002
     and December 31, 2001                                         3
   Condensed consolidated statements of income - three months
     ended June 30, 2002 and 2001                                  4
   Condensed consolidated statements of income - six months
     ended June 30, 2002 and 2001                                  5
   Condensed consolidated statements of comprehensive income -
     six months ended June 30, 2002 and 2001                       6
   Condensed consolidated statements of cash flows - six
     months ended June 30, 2002 and 2001                           7
   Notes to condensed consolidated financial statements            8
   Management's discussion and analysis of financial
     condition and results of operations                    9 and 10

PART II - OTHER INFORMATION                                       11

   Item 6 - Index to Exhibits and Reports on Form 8-K             11

   Signatures                                                     12

   Exhibits                                                  15 - 17

                   PART I - FINANCIAL INFORMATION

          TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                     2002         2001*
                                                  (Unaudited)   (Audited)
     ASSETS                                            (000 omitted)
Cash and due from banks                            $   6,265    $   8,080
Interest bearing balances with banks                   2,227        2,717
Investment securities available for sale              55,114       55,601
Restricted bank stock                                  3,852        3,404
Loans                                                184,361      167,677
Less:  reserve for possible loan losses           (    1,562)  (    1,577)
Bank premises, equipment, furniture
  and fixtures                                         3,539        2,973
Accrued interest receivable                            1,179        1,196
Cash surrender value of life insurance                 4,144        4,047
Other assets                                           1,605        1,687
          Total assets                             $ 260,724    $ 245,574

     LIABILITIES AND CAPITAL
Deposits in domestic offices:
   Demand                                          $  13,894    $  13,328
   Savings                                           102,906       87,204
   Time                                               65,300       77,067
Liabilities for borrowed money                        44,618       37,341
Accrued interest payable                                 297          429
Other liabilities                                      2,809        1,456
           Total liabilities                         229,824      217,056

     EQUITY CAPITAL
Capital stock, common, authorized
   5,000,000 shares; 1,780,100 shares
   issued                                              2,225        2,225
Additional paid-in capital                             6,712        6,707
Retained earnings                                     21,362       19,604
Accumulated other comprehensive income                 1,770          863
Less:  cost of treasury stock                     (    1,169)  (      881)
          Total equity capital                        30,900       28,518

          Total liabilities and capital            $ 260,724    $ 245,574

*  Condensed from audited financial statements









           The accompanying notes are an integral part of these condensed financial statements.

        TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                            (UNAUDITED)

                                                        2002          2001
                                                          (000 Omitted)
Interest Income
   Interest & fees on loans                         $     3,340   $     3,402
   Interest on investment securities
      available for sale                                    631           763
   Interest on federal funds sold                             0             3
   Interest on deposits with banks                           37            51
          Total interest & dividend income                4,008         4,219
Interest Expense
   Interest on deposits                                     995         1,518
   Interest on borrowed money                               404           321
          Total interest expense                          1,399         1,839

          Net interest income                             2,609         2,380
Provision for loan losses                                    30            30

Net interest income after provision for
   loan losses                                            2,539         2,350

Other Income
   Investment service income                                 12            17
   Service charges on deposit accounts                      149           155
   Other service charges                                     18            29
   Other operating income                                   134            68
   Investment securities gains (losses)                     486           355
          Total other income                                799           624

Other Expense
   Salaries, wages and other benefits                       873           810
   Occupancy expense of bank premises                        96            85
   Furniture and fixture expense                            142           135
   Other operating expenses                                 663           733
          Total other expenses                            1,774         1,763

          Income before taxes                             1,564         1,211
Applicable income taxes                                     420           307
          Net income                                $     1,144   $       904

Earnings per share:
Basic Earnings per share                            $       .66   $       .51
Weighted average shares outstanding                   1,737,078     1,755,561
Diluted Earnings per share                          $       .65   $       .51
Weighted Average Shares Outstanding                   1,761,836     1,775,711

          The accompanying notes are an integral part of these condensed financial statements.

       TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                           (UNAUDITED)

                                                         2002          2001
                                                           (000 Omitted)
Interest Income
   Interest & fees on loans                          $     6,688   $     6,696
   Interest on investment securities
      available for sale                                   1,353         1,497
   Interest on federal funds sold                              0             3
   Interest on deposits with banks                            80           120
          Total interest & dividend income                 8,121         8,316
Interest Expense
   Interest on deposits                                    2,049         3,117
   Interest on borrowed money                                794           624
          Total interest expense                           2,843         3,741

          Net interest income                              5,278         4,575

Provision for loan losses                                    130            60

Net interest income after provision for
   loan losses                                             5,148         4,515

Other Income
   Investment Service income                                  15           163
   Service charges on deposit accounts                       298           289
   Other service charges                                      38            49
   Other operating income                                    265           237
   Investment securities gains (losses)                    1,395           898
          Total other income                               2,011         1,636
Other Expense
   Salaries, wages and other benefits                      1,755         1,614
   Occupancy expense of bank premises                        196           171
   Furniture and fixture expense                             271           267
   Other operating expenses                                1,372         1,411
          Total other expenses                             3,594         3,463

          Income before taxes                              3,565         2,688
Applicable income taxes                                      973           676
          Net income                                       2,592         2,012

Earnings per share:
Basic Earnings per share                             $      1.49   $      1.15
Weighted average shares outstanding                    1,741,311     1,755,763
Diluted Earnings per share                           $      1.47   $      1.13
Weighted Average Shares Outstanding                    1,768,450     1,775,711

        The accompanying notes are an integral part of these condensed financial statements.

         TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              SIX MONTHS ENDED JUNE 30, 2002 and 2001
                             (UNAUDITED)

                                                          2002          2001
                                                            (000 Omitted)
Net income                                            $  2,592      $  2,012

Other comprehensive income:
   Unrealized holding gains (losses)                 (      21)    (     427)
   Reclassification adjustment for gains
      realized in net income                             1,395           898

                                                         1,374           471

Tax effect                                           (     467)    (     160)

Other comprehensive income (loss)                          907           311

Comprehensive income                                  $  3,499      $  2,323















        The accompanying notes are an integral part of these
                   condensed financial statements.

      TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended June 30, 2002 and 2001
                            (UNAUDITED)

                                                       2002          2001
                                                        (000 Omitted)
Cash flows from operating activities:
   Net income                                      $  2,592      $  2,012
   Adjustments to reconcile net income to net
      cash:
      Depreciation and amortization                     228           198
      Provision for loan losses                         130            60
      (Gain) on sale of investment securities     (   1,395)    (     898)
      (Increase) in cash surrender value of
         life insurance                           (      97)            0
      (Increase)Decrease in other assets          (     616)    (     442)
      (Increase)Decrease in interest receivable          17            92
      Increase (decrease) in interest payable     (     132)    (      42)
      Increase (decrease) in other liabilities        1,122           711
Net cash provided by operating activities             1,849         1,691

Cash flows from investing activities:
   Loans (net)                                    (  16,829)    (  11,661)
   Purchases of bank premises, equipment,
      furniture and fixtures                      (     794)    (     589)
   Interest bearing balances with banks                 490         1,316
   Purchases of available for sale securities     (   3,791)    (  10,482)
   Maturities/sales of available for sale
      securities                                      7,047        11,208
   Purchase of restricted bank stock              (     448)            0
Net cash (used) by investing activities           (  14,325)    (  10,208)

Cash flows from financing activities:
   Net increase in deposits                           4,501         7,188
   Debt (net)                                         7,277         4,562
   Cash dividends paid                            (     835)    (     386)
   Purchase of Treasury Stock                     (     371)    (     106)
   Proceeds from sale of capital stock                   89            41
Net cash provided by financing activities            10,661        11,299

Net increase (decrease) in cash and cash
   equivalents                                    (   1,815)        2,782

Cash and cash equivalents at beginning of year        8,080         5,115

Cash and cash equivalents at end of quarter         $ 6,265       $ 7,897

          The accompanying notes are an integral part of these condensed financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002
                             (UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of June 30, 2002 and the results of its operations for the three and six month periods ended June 30, 2002 and 2001.

The results of operations for the six month period ended
June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

                     TOWER BANCORP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

     Net income for the first six months of 2002 was $ 2,592,000 compared to $ 2,012,000 for the first half of 2001. Net income on a per share basis for 2002 was $ 1.49, up $ .34 from the $ 1.15 realized during the first six months of 2001.

     Total interest income for the first six months of 2002 was $ 8,121,000 compared to $ 8,316,000 for the first six months of 2001. Increases occurred primarily in loan income resulting from a volume increase as rates continue to decline. Average rates on loans decreased approximately one hundred thirty basis points from those at the end of the first half of 2001. Average loan balances at June 30, 2002 have increased 17.1% over those at June 30, 2001. Increases were primarily in mortgage and commercial loans, which increased 9.8% and 63.6%, respectively since June 30, 2001. Earnings on investments for the first half decreased 9.6% from totals for the corresponding period in 2001. Decreases were attributable to volume decreases of 3.5% and a thirty-five basis point drop in average rates earned from June 30, 2001 to 2002.

     Total interest expense was $ 2,843,000 for the first half of 2002, a decrease of $ 898,000 from the $ 3,741,000 reported for the first half of 2001. Increases in average total deposits has been 3% since June 30, 2001. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits decreased one hundred thirty-nine basis points from those paid during the first six months of 2001. This coupled with the fact that deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease. With the increases in earning assets occurring in mortgage and commercial loans, the Bank has been able to produce higher net interest earnings over 2001. The loan to deposit ratio was over 100% at June 30, 2002 compared to 86% at June 30, 2001. Interest expense on borrowed money increased $ 170,000 over 2001 totals as the Bank increased its borrowings as a supplemental source of funds to maintain liquidity goals. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

     The Bank made a $ 130,000 provision for loan losses during the first half of 2002. Net charge-offs were $ 140,000 during the first half of 2002 compared to $ 69,000 during the first half of 2001, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital.

     Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

     Non-interest income was $ 2,011,000 for the first half of 2002 representing a 22.9% increase over the first half of 2001. Increases were primarily in services charges on deposit accounts and Securities Gains. Investment Services income is down significantly as expected due to the transfer of its Trust Department Administration to Sentry Trust. Management expects to regain some of this decrease by expanding its brokerage services.

     Non-interest expenses were $ 3,594,000 for the first half of 2002 compared to $ 3,463,000 for 2001. Increases were primarily in personnel and technology costs as the bank prepares to establish a new full service branch office in Hagerstown, Maryland.

     The bank's effective income tax rate was 27.3% and 25.1% for the first six months of 2002 and 2001, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

     Total assets were $ 260,724,000 at June 30, 2002 compared to
$ 238,962,000 at June 30, 2001. This represents a growth rate of approximately 9%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 30,900,000 at June 30, 2002, representing 11.8% of total assets compared to $ 26,676,000 at June 30, 2001, which represented 11.2% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.

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

         Not applicable

Item 6 - Index to Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         Exhibit Number Referred to               Description
         Item 601 of Regulation S-K               of Exhibit

                  99                         Report of Independent
                                             Accountant's on Interim
                                             Financial Statements

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                                             Section 1350

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
                                             Section 1350

         (b)  Reports on Form 8-K:

              Current report on Form 8-K filed with the Commission on June 14, 2002.

              Current report on Form 8K filed with the Commission on July 8, 2002



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


                                     TOWER BANCORP, INC.
                                     (REGISTRANT)



                                     /s/  Jeff B. Shank
                                     Jeff B. Shank, President, CEO
                                     (Principal Executive Officer
                                     and Principal Financial
                                     Officer)

Date:  August 7, 2002





                                     /s/Franklin T. Klink, III
                                     Franklin T. Klink, III
                                     Treasurer
                                     (Principal Accounting Officer)


Date:  August 7, 2002



                              EXHIBIT 99


                     INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of June 30, 2002 and the related consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001 and consolidated statements of comprehensive income for the six months ended
June 30, 2002 and 2001 and consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

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




                            /s/ Smith Elliott Kearns & Company, LLC

                            SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
July 31, 2002


                              EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     Chief Executive Officer
                                     August 7, 2002


                              EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     Chief Financial Officer
                                     August 7, 2002