Form 10-Q
period 2002-09-30
TOWER BANCORP INC
filed 2002-11-12
CIK 740942

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 2002
                         ------------------
Commission file number:  2-89573
                         ------------------

                          TOWER BANCORP INC
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1445946
-----------------------------------------        -----------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

Center Square
Greencastle, Pennsylvania                              17225
-----------------------------------------        -----------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 597-2137
                                                 -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes      X       No
                           ----------      ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,732,763 shares of common stock

                        TOWER BANCORP, INC.

                               INDEX



Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - September 30, 2002
     and December 31, 2001                                         4
   Condensed consolidated statements of income - three months
     ended September 30, 2002 and 2001                             5
   Condensed consolidated statements of income - nine months
     ended September 30, 2002 and 2001                             6
   Condensed consolidated statements of comprehensive income -
     nine months ended September 30, 2002 and 2001                 7
   Condensed consolidated statements of cash flows - nine
     months ended September 30, 2002 and 2001                      8
   Notes to condensed consolidated financial statements            9

   Management's discussion and analysis of financial
     condition and results of operations                   10 and 11

PART II - OTHER INFORMATION                                       12

   Item 6 - Index to Exhibits and Reports on Form 8-K      13 and 14

   Signatures                                                     15

   Certifications of Principal Executive Officer and
     Principal Financial Officer                             16 - 19

   Exhibits

                  PART I - FINANCIAL INFORMATION

        TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,  December 31,
                                                2002          2001*
                                             (Unaudited)    (Audited)
                                                   (000 Omitted)
           ASSETS
Cash and due from banks                       $     7,953    $    8,080
Interest bearing balances with banks                1,841         2,717
Investment securities available for sale           53,308        55,601
Restricted bank stock                               3,114         3,404
Loans                                             188,199       167,677
Less: reserve for possible loan losses        (     1,596)  (     1,577)
Bank premises, equipment, furniture and             3,574         2,973
     fixtures
Accrued interest receivable                         1,093         1,196
Cash surrender value of life insurance              5,088         4,047
Other assets                                        1,720         1,456
                                              -----------    ----------
          Total assets                        $   264,294    $  245,574
                                              ===========    ==========

          LIABILITIES AND CAPITAL
Deposits in domestic offices:
     Demand                                   $    14,233    $   13,328
     Savings                                      105,887        87,204
     Time                                          67,919        77,067
Liabilities for borrowed money                     40,667        37,341
Accrued interest payable                              295           429
Other liabilities                                   3,005         1,687
                                              -----------    ----------
          Total liabilities                       232,006       217,056
                                              -----------    ----------

EQUITY CAPITAL
Capital stock, common, authorized 5,000,000
     shares; 1,780,100 shares issued                2,225         2,225
Additional paid-in capital                          6,712         6,707
Retained earnings                                  22,189        19,604
Accumulated other comprehensive income              2,424           863
Less:  cost of treasury stock                (      1,262)  (       881)
          Total equity capital                     32,288        28,518
                                              -----------    ----------
          Total liabilities and capital       $   264,294    $  245,574
                                              ===========    ==========
*  Condensed from audited financial statements.


       The accompanying notes are an integral part of these
                  condensed financial statements.

        TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
                            (UNAUDITED)

                                                   2002        2001
                                                    (000 Omitted)
Interest Income
  Interest & fees on loans                    $    3,341  $    3,421
  Interest on investment securities
     available for sale                              595         731
  Interest on federal funds sold                       0          24
  Interest on deposits with banks                     35          49
                                              ----------  ----------
     Total interest & dividend income              3,971       4,225
                                              ----------  ----------
Interest Expense
  Interest on deposits                               932       1,473
  Interest on borrowed money                         381         312
                                              ----------  ----------
     Total interest expense                        1,313       1,785
                                              ----------  ----------
         Net interest income                       2,658       2,440

Provision for loan losses                             90          30
                                              ----------  ----------
Net interest income after provision
  for loan losses                                  2,568       2,410
                                              ----------  ----------
Other Income
  Investment services income                          32          15
  Service charges on deposit accounts                152          63
  Other service charges                               10          17
  Other operating income                             212         231
  Investment securities gains (losses)               314         733
                                              ----------  ----------
     Total other income                              720       1,059
                                              ----------  ----------
Other Expense
  Salaries, wages and other benefits                 875         810
  Occupancy expense of bank premises                  93          82
  Furniture and fixture expense                      149         141
  Other operating expenses                           622         788
                                              ----------  ----------
         Total other expenses                      1,739       1,821
                                              ----------  ----------
         Income before taxes                       1,549       1,648
Applicable income taxes                              409         435
                                              ----------  ----------
         Net income                           $    1,140  $    1,213
                                              ==========  ==========
Earnings per share:
Basic earnings per share                      $     0.66  $     0.69
Weighted average shares outstanding            1,734,221   1,756,835
Diluted earnings per share                    $     0.65  $     0.68
Weighted average shares outstanding            1,759,368   1,776,383


       The accompanying notes are an integral part of these
                  condensed financial statements.

        TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
                            (UNAUDITED)

                                                    2002       2001
                                                     (000 Omitted)
 Interest Income
    Interest & fees on loans                      $ 10,029  $  10,117
    Interest on investment securities available
       for sale                                      1,948      2,228
    Interest on federal funds sold                       0         27
    Interest on deposits with banks                    115        169
                                                  --------  ---------
       Total interest & dividend income             12,092     12,541
                                                  --------  ---------
 Interest Expense
    Interest on deposits                             2,981      4,590
    Interest on borrowed money                       1,175        936
                                                  --------  ---------
       Total interest expense                        4,156      5,526
                                                  --------  ---------
          Net interest income                        7,936      7,015

 Provision for loan losses                             220         90
                                                  --------  ---------
 Net interest income after provision for loan
    losses                                           7,716      6,925
                                                  --------  ---------
 Other Income
    Investment services income                          47        178
    Service charges on deposit accounts                450        352
    Other service charges                               48         66
    Other operating income                             477        468
    Investment securities gains (losses)             1,709      1,631
                                                  --------   --------
       Total other income                            2,731      2,695
                                                  --------   --------
 Other Expense
    Salaries, wages and other benefits               2,630      2,424
    Occupancy expense of bank premises                 289        253
    Furniture and fixture expense                      420        408
    Other operating expenses                         1,994      2,199
                                                  --------   --------
       Total other expenses                          5,333      5,284
                                                  --------   --------
       Income before taxes                           5,114      4,336
                                                  --------   --------
 Applicable income taxes
       Net income                                 $  3,732   $  3,225
                                                  ========   ========
 Earnings per share:
 Basic earnings per share                       $     2.15 $     1.84
 Weighted average shares outstanding             1,738,922  1,755,951
 Diluted earnings per share                     $     2.11 $     1.82
 Weighted average shares outstanding             1,765,403  1,775,951


       The accompanying notes are an integral part of these
                  condensed financial statements.

        TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
                            (UNAUDITED)

                                            2002           2001
                                              (000 Omitted)
Net income                                 $ 3,732       $ 3,225
                                           -------       -------
Other comprehensive income:
Unrealized holding gains (losses)            4,074         2,356
 reclassification adjustment for gains
  Realized in net income                  (  1,709)     (  1,631)
                                           -------       -------
                                             2,365           725
Tax effect                                (    804)     (    246)
                                           -------       -------
Other comprehensive income                   1,561           479
                                           -------       -------
Comprehensive income                       $ 5,293       $ 3,704
                                           =======       =======


















       The accompanying notes are an integral part of these
                  condensed financial statements.

        TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 2002 and 2001
                            (UNAUDITED)

                                                       2002         2001
                                                         (000 omitted)
Cash flows from operating activities:
   Net income                                       $    3,732   $    3,225
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization                        347          307
      Provision for loan losses                            220           90
      (Gain) on sale of investment securities      (     1,709)  (    1,631)
      (Increase) in cash surrender value of life   (     1,041)           0
         insurance
      (Increase) decrease in other assets          (     1,068)  (       96)
      (Increase) decrease in interest receivable           103           51
      Increase (decrease) in interest payable      (       134)  (       31)
      Increase (decrease) in other liabilities           1,318          417
Net cash provided (used) by operating               ----------    ---------
   activities                                            1,768        2,332
                                                    ----------    ---------
Cash flows from investing activities:
   Loans (net)                                     (    20,723)  (   17,178)
   Purchases of bank premises, equipment,
      furniture and fixtures                       (       948)  (      704)
   Interest bearing balances with banks                    876        1,022
   Purchases of available for sale securities      (     5,246)  (   12,479)
   Maturities/sales of available for sale
      securities                                        11,613       17,571
   Sale of restricted bank stock                           290            0
                                                    ----------    ---------
Net cash (used) by investing activities            (    14,138)  (   11,768)
                                                    ----------    ---------
Cash flows from financing activities:
   Net increase in deposits                             10,440        2,980
   Debt (net)                                            3,326        8,710
   Cash dividends paid                             (     1,147)  (    1,265)
   Purchase treasury stock                         (       468)  (      106)
   Proceeds from sale of capital stock                      92          164
                                                    ----------    ---------
Net cash provided by financing activities               12,243       10,483
                                                    ----------    ---------
Net increase (decrease) in cash and cash
equivalents                                        (       127)       1,047

Cash and cash equivalents at beginning of year           8,080        5,115
                                                    ----------    ---------
Cash and cash equivalents at end of period          $    7,953   $    6,162
                                                    ==========   ==========

       The accompanying notes are an integral part of these
                  condensed financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                            (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001.

          The results of operations for the nine month period ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

                        TOWER BANCORP, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

       Net income for the first nine months of 2002 was $ 3,732,000 compared to $ 3,255,000 for 2001. Net income on a per share basis for 2002 was $ 2.15, up $ .31 from the $ 1.84 realized during the first nine months of 2001.

       Total interest income for the first nine months of 2002 was $ 12,092,000 compared to $ 12,541,000 for the first nine months of 2001. Increases occurred primarily in loan income resulting from a volume increase as rates continue to decline. Average rates on loans decreased approximately one hundred nineteen basis points from those at the end of the first nine months of 2001. Average loan balances at September 30, 2002 have increased 13.9% over those at September 30, 2001. Increases were primarily in mortgage and commercial loans, which increased 12.8% and 32.7%, respectively since September 30, 2001. Earnings on investments for the first nine months decreased 13.9% from totals for the corresponding period in 2001. Decreases were attributable to volume decreases of 12.8% and a ninety three basis point drop in average rates earned from June 30, 2001 to 2002.

       Total interest expense was $ 4,156,000 for the first nine months of 2002, a decrease of $ 1,370,000 from the $ 5,526,000 reported for the first nine months of 2001. Increases in average total deposits has been 5.6% since September 30, 2001. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits decreased one hundred thirty basis points from those paid during the first nine months of 2001. This coupled with the fact that deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease. With the increases in earning assets occurring in mortgage and commercial loans, the Bank has been able to produce higher net interest earnings over 2001. The loan to deposit ratio was 100% at September 30, 2002 compared to 91% at September 30, 2001. Interest expense on borrowed money increased $ 239,000 over 2001 totals as the Bank increased its borrowings as a supplemental source of funds to maintain liquidity goals. Management intends to continue to competitively price its deposits while maintaining desired net interest spreads.

       The Bank made a $ 220,000 provision for loan losses during the first nine months of 2002. Net charge-offs were $ 201,000 during the first nine months of 2002 compared to $ 110,000 during the first nine months of 2001, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital.

       Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

       Non-interest income was $ 2,731,000 for the first nine months of 2002 representing a 1.3% increase over the first nine months of 2001. Increases were primarily in service charges on deposit accounts and Securities Gains. Investment Services income is down significantly as expected due to the transfer of its Trust Department Administration to Sentry Trust. Management expects to regain some of this decrease by expanding its brokerage services.

       Non-interest expenses were $ 5,333,000 for the first nine months of 2002 compared to $ 5,284,000 for 2001. Increases were primarily in personnel and technology costs as the bank prepares to establish a new full service branch office in Hagerstown, Maryland.

       The bank's effective income tax rate was 27% and 25.6% for the first nine months of 2002 and 2001, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

       Total assets were $ 264,294,000 at September 30, 2002 compared to $ 239,331,000 at September 30, 2001. This represents a growth rate of approximately 10.4%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 32,288,000 at September 30, 2002, representing 12.2% of total assets compared to $ 29,173,000 at September 30, 2001, which represented 12.2% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.

CONTROLS AND PROCEDURES

       We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    PART II - OTHER INFORMATION

                    PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
        Not applicable

Item 2 - Changes in Securities
------------------------------
        Not applicable

Item 3 - Defaults Upon Senior Securities
----------------------------------------
        Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
        Not applicable

Item 5 - Other Information
--------------------------
        During the quarter ended September 30, 2002, the Corporation entered into a "Supplemental Executive
        Retirement Plan Agreement" and "Change of Control
        Agreement" with its President/CEO Jeffrey B. Shank. Copies of those agreements are attached as Exhibits 99.3 and 99.4 to this Form 10-Q filing.

Item 6 - Index to Exhibits and Reports on Form 8-K
--------------------------------------------------
    (a)  Exhibits:

Exhibit Number Referred to               Description
Item 601 of Regulation S-K               of Exhibit

          99                       Report of Independent Accountant's on
                                   Interim Financial Statements

          99.1                     Certification of Chief Executive
                                   Officer pursuant to 18 U.S.C.
                                   Section 1350

          99.2                     Certification of Chief Financial
                                   Officer pursuant to 18 U.S.C.
                                   Section 1350

          99.3                     Supplemental Executive Retirement
                                   Plan Agreement between the
                                   First National Bank of Greencastle
                                   (subsidiary of Tower Bancorp)
                                   and Jeffrey B. Shank, President/CEO
                                   of Tower Bancorp and First
                                   National Bank of Greencastle.

          99.4 Change of Control Agreement between Tower Bancorp, First National Bank of Greencastle, and Jeffrey B.
                                   Shank, President/CEO.

   (b)  Reports on Form 8-K:

        Current report on Form 8-K filed with the Commission on September 19, 2002.

        Current report on Form 8-K filed with the Commission on September 25, 2002.

        Current report on Form 8-K filed with the Commission on October 4, 2002.

                            SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOWER BANCORP, INC.
                                    (REGISTRANT)



                                    /s/  Jeffrey B. Shank
                                    ---------------------------------
                                    Jeffrey B. Shank, President, CEO
                                    (Principal Executive Officer)
Date:  November 1, 2002
       ----------------



                                    /s/Franklin T. Klink, III
                                    --------------------------------
                                    Franklin T. Klink, III,
                                    Treasurer
                                    (Principal Financial Officer)


Date:  November 1, 2002
       ----------------

                           CERTIFICATION

I, Jeffrey B. Shank, President/CEO, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of Tower Bancorp, Inc.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November 1, 2002         By:  /s/Jeffrey B. Shank
          ----------------              --------------------------
                                        Jeffrey B. Shank,
                                        President/CEO
                                        (Principal Executive
                                        Officer)

                           CERTIFICATION


I, Franklin T. Klink, III, Treasurer, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of Tower Bancorp, Inc.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November 1, 2002         By:  /s/Franklin T. Klink, III
          ----------------              ---------------------------
                                        Franklin T. Klink, III
                                        Treasurer
                                        (Principal Financial
                                        Officer)

                            EXHIBIT 99


                  INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


          We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of September 30, 2002 and the related consolidated statements of income for the three and nine month periods ended September 30, 2002 and 2001 and consolidated statements of comprehensive income for the nine months ended September 30, 2002 and 2001 and consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

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




                      /s/ Smith Elliott Kearns & Company, LLC
                      ---------------------------------------
                      SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
October 31, 2002

                              EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Jeffrey B. Shank
                                     -----------------------------
                                     Chief Executive Officer
                                     November 1, 2002

                              EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     ------------------------------
                                     Chief Financial Officer
                                     November 1, 2002

                                                       EXHIBIT 99.3

              THE FIRST NATIONAL BANK OF GREENCASTLE
         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

   THIS AGREEMENT is made effective this 25th day of September
2002 (the "Effective Date"), by and between THE FIRST NATIONAL BANK OF GREENCASTLE, a national bank located in Greencastle, Pennsylvania (the "Bank") and JEFFREY B. SHANK (the "Executive"), intending to be legally bound hereby.

                           INTRODUCTION

   To encourage the Executive to remain an employee of the Bank, the Bank is willing to provide supplemental retirement benefits to the Executive. Nothing in this Agreement, however, shall guarantee the Executive continuation of employment or preclude the parties from terminating the employment relationship at their discretion. The Bank will pay the supplemental retirement benefits from its general assets.

                             AGREEMENT

                             Article 1
                            Definitions

   1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

       1.1.1     "Change in Control" means any of the following:

            a change in control (other than one occurring by reason of an acquisition of the Corporation by Executive) of a nature that would be required to be reported in response to
       Item 6(e) of Schedule 14A of Regulation 14A or any successor rule or regulation promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"); provided that, without limiting the foregoing, a Change in Control shall be deemed to have occurred if (i) any "person" or group of "persons" (as such term is defined or used in Sections 3, 13(d) and 14(d) of the Exchange Act), other than the Corporation, Bank, Executive or any "person" who on the date hereof is a director or officer of the Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-3 and Rule 13d-5 or any successor rule or regulation, promulgated under the Exchange Act), directly or indirectly, of securities of the Corporation which represent twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities; or (ii) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least three-fourths of the directors then in office who were directors at the beginning of the period; or (iii) the Corporation or Bank shall be merged or consolidated or substantially all of the assets of either of them shall be purchased by another person (as defined above) and, as a result of such merger, consolidation or sale of assets, less than a majority of the outstanding voting stock of the surviving, resulting or purchasing person is owned, immediately after the transaction, by the holders of the voting stock of the Corporation before the transaction.

       Notwithstanding anything else to the contrary set forth in this Agreement, if (i) an agreement is executed by the Corporation providing for any of the transactions or events constituting a Change in Control, as defined herein, and the agreement subsequently expires or is terminated without the transaction or event being consummated, and (ii) Executive's employment did not terminate during the period after the agreement and prior to such expiration or termination, for purposes of this Agreement, it shall be as though such agreement was never executed and no Change in Control event shall be deemed to have occurred as a result of the execution of such agreement.

       1.1.2 "Code" means the Internal Revenue Code of 1986, as amended.

       1.1.3       "Corporation" means Tower Bancorp Inc.

       1.1.4 "Disability" means the Executive's suffering a sickness, accident or injury which has been determined by the carrier of any individual or group disability insurance policy covering the Executive, or by the Social Security Administration, to be a disability rendering the Executive totally and permanently disabled. The Executive must submit proof to the Bank of the carrier's or Social Security Administration's determination upon the request of the Bank.

       1.1.5 "Early Termination" means the Termination of Employment before Normal Retirement Age for reasons other than death, Disability, Termination for Cause or following a Change in Control.

       1.1.6 "Normal Retirement Age" means the Executive's 65th birthday.

       1.1.7 "Normal Retirement Date" means the later of the Normal Retirement Age or Termination of Employment.

       1.1.8 "Plan Year" means each consecutive twelve (12) month period commencing with the effective date of this Agreement.

       1.1.9 "Termination of Employment" means that the Executive ceases to be employed by the Bank for any reason whatsoever, other than by reason of a leave of absence which is approved by the Bank. For purposes of this Agreement, if there is a dispute over the employment status of the Executive or the date of the Executive's Termination of Employment, the Bank shall have the sole and absolute right to decide the dispute.

       1.1.10 "Termination for Cause" means that the Executive's employment is terminated by the Corporation or Bank for any of the following reasons: (1) the willful failure by the Executive to substantially perform his duties, other than any such failure resulting from Disability; (2) the willful engaging by the Executive in gross misconduct materially injurious to the Corporation or Bank; (3) Executive's conviction of or plea of guilty or nolo contendere to a felony, a crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of twenty (20) consecutive days or more; (4) Executive's failure to follow the good faith lawful instructions of the Boards of Directors of Corporation or Bank with respect to its operations, after written notice from Corporation or Bank and a failure to cure such violation within thirty (30) days of said written notice; (5) Executive's removal or prohibition from being an institutional-affiliated party by a final order of an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act or by the Office of the Comptroller of the Currency pursuant to national law; (6) conduct on the part of the Executive which brings public discredit to Corporation, Bank or their subsidiaries, as determined by an affirmative vote of one hundred percent (100%) of the disinterested members of the Boards of Directors of Corporation or Bank; (7) Executive's breach of fiduciary duty involving personal profit; (8) unlawful discrimination by the Executive, including harassment against employees, customers, business associates, contractors, or vendors of Corporation, Bank or their subsidiaries, which could result in liability to Corporation, Bank or their subsidiaries, as determined by an affirmative vote of one hundred percent (100%) of the disinterested members of the Boards of Directors of Corporation or Bank, following an investigation of the claims by a third party; or
   (9) theft or material abuse by Executive of property of Corporation, Bank or their subsidiaries, or the property of customers, employees, contractors, vendors, or business associates of Corporation, Bank or their subsidiaries.

                             Article 2
                         Lifetime Benefits

   2.1 Normal Retirement Benefit. The Bank shall pay to the Executive the benefit described in this Section 2.1 in lieu of any other benefit under this Agreement, upon Termination of Employment, for reasons other than death or Termination for Cause, on or after the Normal Retirement Age.

       2.1.1 Amount of Benefit. The annual Normal Retirement Benefit under this Section 2.1 is $75,000 (seventy-five thousand dollars). The Bank may increase the annual benefit under this
   Section 2.1 at the sole and absolute discretion of the Bank's Board of Directors. Any increase in the annual benefit shall require the recalculation of all the amounts on Schedule A attached hereto.
   The annual benefit amounts on Schedule A are calculated by amortizing the Accrued Benefit using the interest method of accounting, a 7.50% discount rate, monthly compounding and monthly payments.

       2.1.2 Payment of Benefit. The Bank shall pay the annual benefit to the Executive in equal monthly installments payable on the first day of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 239 consecutive months.

       2.1.3 Benefit Increases. Commencing on the first anniversary of the first benefit payment, and continuing on each subsequent anniversary, the Bank's Board of Directors, in its sole discretion, may increase the benefit.

   2.2  Early Termination Benefit.  Upon Early Termination, the
Bank shall pay to the Executive the benefit described in this
Section 2.2 in lieu of any other benefit under this Agreement.

       2.2.1       Amount of Benefit.  The annual benefit under this
   Section 2.2 is the Accrued Benefit set forth in Schedule A for the Plan Year ended immediately prior to the date on which Early
   Termination occurred.

       2.2.2 Payment of Benefit. The Bank shall pay the annual benefit to the Executive in equal monthly installments commencing within 90 days after the date on which the Executive's Early Termination occurred and continuing for 239 consecutive months.

       2.2.3 Benefit Increases. Benefit payments may be increased as provided in Section 2.1.3.

   2.3 Disability Benefit. If the Executive terminates employment due to Disability prior to Normal Retirement Age, the Bank shall pay to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Agreement.

       2.3.1        Amount of Benefit.  The annual benefit under this
   Section 2.3 is the Disability Benefit amount set forth in Schedule A for the Plan Year ended immediately prior to the date on which Termination of Employment occurs.

       2.3.2 Payment of Benefit. The Bank shall pay the annual benefit to the Executive in equal monthly installments commencing within 90 days after the date on which the Executive's Termination of Employment occurred and continuing for 239 consecutive months.

       2.3.3 Benefit Increases. Benefit payments may be increased as provided in Section 2.1.3.

   2.4 Change in Control Benefit. If Executive is actively employed at the time of a Change in Control, the Bank shall pay to the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Agreement.

       2.4.1 Amount of Benefit. The benefit under this Section 2.4 is the Normal Retirement benefit set forth in Section 2.1.1.

       2.4.2 Payment of Benefit. The Bank shall distribute the annual benefit to the Executive in equal monthly installments on the first day of each month commencing with the month following the Executive's Normal Retirement Age and continuing for 239 consecutive months.

                             Article 3
                          Death Benefits

   3.1 Death During Active Service. If the Executive dies while actively employed by the Bank, the Bank shall pay to the Executive's beneficiary the benefit described in this Section 3.1. This benefit shall be paid in lieu of the Lifetime Benefits of
Article 2.

       3.1.1  Amount of Benefit.  The annual benefit under this
   Section 3.1 is the Early Termination Annual Benefit amount set forth in Schedule A for the Plan Year ended immediately prior to death of the Executive.

       3.1.2 Payment of Benefit. The Bank shall pay the annual benefit to the beneficiary in equal monthly installments payable on the first day of each month commencing within 90 days of the Executive's death and continuing for 239 consecutive months.

   3.2 Death During Benefit Period. If the Executive dies after the benefit payments have commenced under this Agreement but before receiving all such payments, the Bank shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

   3.3 Death Following Termination of Employment But Before Benefits Commence. If the Executive is entitled to benefits under this Agreement, but dies prior to receiving said benefits, the Bank shall pay to the Executive's beneficiary the same benefits, in the same manner, they would have been paid to the Executive had the Executive survived; however, said benefit payments will commence within 90 days of the Executive's death.

                             Article 4
                           Beneficiaries

   4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Bank. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Bank during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

   4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incapacitated, or to a person incapable of handling the disposition of his or her property, the Bank may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incapacitated person or incapable person. The Bank may require proof of incapacity, minority or guardianship, as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bank from all liability with respect to such benefit.

                             Article 5
                        General Limitations

   5.1 Excess Parachute or Golden Parachute Payment. If the payments and benefits pursuant to this Agreement, either alone or together with other payments and benefits which the Executive has the right to receive from the Bank, would constitute a "parachute payment" under Section 280G of the Code, the payments and benefits pursuant to this Agreement shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits under this Agreement being non-deductible to the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

   5.2 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement, if the Bank terminates the Executive's employment for "Cause," as defined in Section 1.1.10 of this Agreement.

   5.3 Removal. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement if the Executive is subject to a final removal or prohibition order issued by an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act
("FDIA").

   5.4 Competition after Termination of Employment. The Executive shall forfeit his right to any further benefits due him under this Agreement, if the Executive, without the prior written consent of the Bank, violates the following described restrictive covenants.

       5.4.1 Non-compete Provision. The Executive shall not, for the term of this Agreement and for two (2) years following Termination of Employment unless otherwise specifically noted:

                              (i)  be engaged, directly or indirectly,
               either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in (1) the banking or financial services industry (including bank or financial holding company), or (2) any other activity in which Corporation, Bank or any of their subsidiaries or affiliates are engaged during the term of Executive's employment or on the date of Termination of Employment in a fifty (50) mile radius of the location of Corporation's main office (the "Non-Competition Area"); or

          (ii) provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (1) the banking or financial services industry (including bank or financial holding company), or (2) any other activity in which Corporation, Bank or any of their subsidiary

          (iii)directly or indirectly contact, solicit or induce any person, firm, corporation or other entity who or which is a customer or referral source of Corporation, Bank or any of their subsidiaries or affiliates during the term of Executive's employment or on the date of Termination of Employment, to become a client, customer or referral service of any other person, firm, corporation or other entity; or

          (iv) directly or indirectly solicit, induce or encourage any employee of Corporation, Bank or any of their subsidiaries or affiliates, who is employed during the term of Executive's employment or on the date of termination of Executive's employment, to leave the employ of Corporation, Bank or any of their subsidiaries or affiliates or to seek, obtain or accept employment with any person or entity other than Corporation, Bank or any of their subsidiaries or affiliates.

          (v) divulge, disclose, or communicate to others in any manner whatsoever, any confidential information of the Corporation, Bank or their subsidiaries or affiliates, which information includes, but is not limited to, any services, products, improvements, formulas, projects, proposals, designs or styles, processes, customers, customer lists, methods of business or any business practices, research, product or business plans, customer lists, markets, software, developments, inventions, technology, drawings, engineering, marketing, distribution and sales methods and systems, finances, sales and profit figures, and other business information of Corporation, Bank or any of their subsidiaries or affiliates, the disclosure of which could be or will be materially damaging to Corporation, Bank or any of their subsidiaries or affiliates; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive or any person with the assistance, consent or direction of the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business or a business similar to that conducted by Corporation, Bank or their subsidiaries or affiliates, or any information that must be disclosed as required by law. The confidentially agreement in this Section 5.4.1 (v) has no time limitation; it continues for the life of the Executive.

       5.4.2 Judicial Remedies. In the event of a breach or threatened breach by the Executive of any provision of these restrictions, the Executive recognizes the substantial and immediate harm that a breach or threatened breach will impose upon the Bank, and further recognizes that in such event monetary damages may be inadequate to fully protect the Bank. Accordingly, in the event of a breach or threatened breach of this Agreement, the Executive consents to the Bank's entitlement to such ex parte, preliminary, interlocutory, temporary or permanent injunctive, or any other equitable relief, protecting and fully enforcing the Bank's rights hereunder and preventing the Executive from further breaching any of his obligations set forth herein. The Executive expressly waives any requirement, based on any statute, rule of procedure, or other source, that the Bank post a bond as a condition of obtaining any of the above-described remedies. Nothing herein shall be construed as prohibiting the Bank from pursuing any other remedies available to the Bank at law or in equity for such breach or threatened breach, including the recovery of damages from the Executive. The Executive expressly acknowledges and agrees that: (i) the restrictions set forth in Section 5.4.1 hereof are reasonable, in terms of scope, duration, geographic area, and otherwise, (ii) the protections afforded the Bank in Section 5.4.1 hereof are necessary to protect its legitimate business interest, (iii) the restrictions set forth in Section 5.4.1 hereof will not be materially adverse to the Executive's employment with the Bank, and (iv) his agreement to observe such restrictions forms a material part of the consideration for this Agreement.

      5.4.3 Overbreadth of Restrictive Covenant. It is the intention of the parties that if any restrictive covenant in this Agreement is determined by a court of competent jurisdiction to be overly broad, then the court should enforce such restrictive covenant to the maximum extent permitted under the law as to area, breadth and duration.

      5.4.4 Change in Control. The non-compete provision detailed in Section 5.4.1 hereof shall not be enforceable following a Change in Control.

   5.4 Suicide or Misstatement. No benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if the insurance company denies coverage for material misstatements of fact made by the Executive on any application for life insurance purchased by the Bank, or any other reason; provided, however that the Bank shall evaluate the reason for the denial, and upon advice of legal counsel and in its sole discretion, consider judicially challenging any denial.

                             Article 6
                   Claims and Review Procedures

   6.1 Claims Procedure. An Executive or beneficiary ("claimant") who has not received benefits under the Agreement that he or she believes should be paid shall make a claim for such benefits as follows:

       6.1.1 Initiation - Written Claim. The claimant initiates a claim by submitting to the Bank a written claim for the benefits.

       6.1.2 Timing of Bank Response. The Bank shall respond to such claimant within 90 days after receiving the claim. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 90 days by notifying the claimant in writing, prior to the end of the initial 90-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render their decision.

       6.1.3 Notice of Decision. If the Bank denies part or all of the claim, the Bank shall notify the claimant in writing of such denial. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

           6.1.3.1     The specific reasons for the denial,

           6.1.3.2 A reference to the specific provisions of the Agreement on which the denial is based,

           6.1.3.3 A description of any additional information or material necessary for the claimant to perfect the claim and an explanation of why it is needed,

           6.1.3.4 An explanation of the Agreement's review procedures and the time limits applicable to such procedures, and

           6.1.3.5 A statement of the claimant's right to bring a civil action under ERISA Section 502(a) following an adverse benefit determination on review.

                             Article 7
                    Amendments and Termination

   No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer or officers as may be specifically designated by the Board of Directors of the Bank to sign on its behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

                             Article 8
                           Miscellaneous

   8.1 Administration. The Bank shall have powers, which are necessary to administer this Agreement, including but not limited to:

      8.1.1  Interpreting the provisions of the Agreement;
      8.1.2 Establishing and revising the method of accounting for the Agreement;
      8.1.3  Maintaining a record of benefit payments; and
      8.1.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

   8.2 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

   8.3 Binding Effect. This Agreement shall bind the Executive and the Bank, and their beneficiaries, survivors, executors, successors, administrators and transferees.

   8.4 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

   8.5 Administrator. The Bank shall be the administrator under this Agreement. The Bank may delegate to others certain aspects of the management and operational responsibilities including the service of advisors and the delegation of ministerial duties to qualified individuals.

   8.6 Right of Offset. The Bank shall have the right to offset the benefits against any unpaid obligation the Executive may have with the Bank.

   8.7 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Bank, nor does it interfere with the Bank's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

   8.8 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

   8.9 Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

     To the Bank:       Chairman, Board of Directors
                        The First National Bank of Greencastle
                        Center Square
                        PO Box 8
                        Greencastle, Pennsylvania  17225

     To the Executive:   Jeffrey B. Shank
                         856 McDowell Road
                         Greencastle, Pa. 17225

   8.10 Facility of Payment. If the Executive is declared to be incompetent, or incapable of handling the disposition of his or her property, the Bank may pay such benefit to the duly appointed guardian, legal representative or person having the care or custody of the Executive. The Bank may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bank from all liability with respect to such benefit.

   8.11 Reorganization. The Corporation shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm or person unless such succeeding or continuing company, firm or person agrees to assume and discharge the obligations of the Corporation hereunder.

   8.12 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

   8.13 Nature of Obligations. Nothing contained herein shall create or require the Bank to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Bank hereunder, such right shall be no greater than the right of any unsecured general creditor of the Bank.

   8.14 Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

   8.15 Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

   8.16 Counterparts. This Agreement may be executed in one or more counterparts, each off which shall be deemed to be an original but all of which together will constitute one and the same instrument.

   8.17 Regulatory Prohibition. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the FDIA(12 U.S.C. 1828(k)) and any regulations promulgated thereunder.

IN WITNESS WHEREOF, the Executive and duly authorized officers of the Bank have signed this Agreement.

EXECUTIVE:                      BANK:
                                The First National Bank of
                                Greencastle


/s/Jeffrey B. Shank             By     /s/Kermit G. Hicks
---------------------------            ------------------------
   Jeffrey B. Shank                    Kermit G. Hicks
                                Title  Chairman of the Board
                                       ------------------------

     By execution hereof, Tower Bancorp Inc. consents to and agrees to be bound by the terms and condition of this Plan document.



ATTEST:                       CORPORATION:
                              TOWER BANCORP INC.

/S/Franklin T. Klink, III     By     /s/Kermit G. Hicks
---------------------------          --------------------------
   Franklin T. Klink, III            Kermit G. Hicks
                              Title  Chairman of the Board
                                     --------------------------

                                                       EXHIBIT 99.4

                  CHANGE OF CONTROL AGREEMENT


     THIS AGREEMENT is made as of this 25th day of September, 2002,

among THE FIRST NATIONAL BANK OF GREENCASTLE, a national banking association (the "Bank"),  TOWER BANCORP, INC.,  a Pennsylvania

business corporation (the "Corporation"), and JEFFREY B. SHANK, an adult individual (the "Executive").

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

     1.   UNDERTAKING OF THE BANK AND CORPORATION.

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

Control.

          (b)  The Bank and Corporation shall provide to Executive

the compensation and benefits specified in Paragraph 6 immediately following a Change of Control of the Bank or Corporation.

          (c)  The Bank and Corporation shall provide to Executive

the compensation and benefits specified in Paragraph 7 below in the event that at any time following a Change of Control of the Bank or

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

Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-

3 and Rule 13d-5, or any successor rule or regulation, promulgated under the Act), directly or indirectly, of securities of the

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

Change of Control discharge Executive for "Cause," in which event

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

Executive at the expense of the Bank; or

               (ii) The dishonesty or gross negligence of the

Executive in the performance of his duties; or

               (iii)     The willful violation by Executive of law,

rule or regulation governing banks or bank officers, or of any final Cease and Desist order issued by a bank regulatory authority,

any of which materially jeopardizes the business of the Corporation or Bank.

     5.   RESIGNATION FOR GOOD REASON.

          (a)  Executive may at any time following a Change of

Control resign from the Bank and/or Corporation for Good Reason, in which event Executive shall be entitled to receive the benefits specified in Paragraph 7 below.

          (b)  For purposes of this Agreement, Executive shall have

Good Reason to resign under the following circumstances:

               (i)  the failure of the Bank or Corporation to offer

Executive a position as President and Chief Executive Officer of

Corporation and Bank following a Change of Control; or

               (ii) any change or attempted change by the

Corporation or Bank, without Executive's prior written consent, of

Executive's authority, duties, responsibilities, compensation,

benefits or other conditions of employment; or(iii)    the

assignment or attempted assignment by the Corporation or Bank,

without the Executive's prior written consent, of duties or

responsibilities inconsistent with Executive's status as President and Chief Executive Officer of Corporation and Bank; or

               (iv) a reassignment which requires Executive to move

his office more than twenty-five (25) miles from the location of the Corporation and Bank's principal executive office immediately prior to the execution of this Agreement or which requires

Executive to move his principal residence; or

               (v)  any removal of the Executive from office or any

adverse change in the terms and conditions of the Executive's employment, except for any termination of the Executive's

employment for Cause; or

               (vi) any reduction in the Executive's Annual Base

Salary as in effect on the date hereof or as the same may be increased from time to time; or

               (vii)     any failure of Corporation and Bank to

provide the Executive with benefits at least as favorable as those enjoyed by the Executive during the Employment Period under any of the pension, life insurance, medical, health and accident,

disability or other employee benefit plans of Corporation and Bank,

or the taking of any action that would materially reduce any of such benefits; or

               (viii)    a determination by Executive, Corporation

and Bank that he is unable to effectively carry out his duties and discharge his responsibilities to the Corporation or Bank.

     6.   EMPLOYMENT AGREEMENT UPON CHANGE OF CONTROL.  Immediately

upon the occurrence of a Change of Control, Executive shall be employed by the Bank and Corporation pursuant to this Agreement and subject to the following terms and conditions:

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

          Corporation provides the Executive written notice of its

          intention not to extend this Agreement for such

          additional twelve (12) month period; such written notice

          must be given by the Corporation not less than ninety

          (90) days before the expiration of the current twelve

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

          Bank.

          (d)  Compensation.

               (1)  ANNUAL DIRECT SALARY.  As compensation for

               services rendered to the Corporation and Bank under

               this Agreement, the Executive shall be entitled to

               receive from the Corporation an Annual Direct Salary

               equivalent to at least the median salary for

               financial institutions within the peer group of

               Bank, as set forth in the L. R. Webber Associates,

               Inc. Annual Salary Survey (or an equivalent salary

               survey in the event of discontinuance of such

               survey) for the calendar year immediately preceding

               the Effective Date of Change of Control, but in no

               event less than the actual annual salary set for

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

               Executive and the performance of the Corporation and

               Bank under the Executive's leadership.

               (2)  BONUS.  The Executive shall be entitled to

               participate in or receive benefits under the

               incentive compensation plan in effect for the Chief

               Executive Officer of the Corporation and Bank, at

               the time that this Agreement is executed or as

               subsequently amended.

               (3)  DIRECTOR FEES.  The Executive shall not be

               entitled to any director's fee or other compensation

               as paid to other members of the Board of Directors

               of the Bank and/or Corporation or subsidiaries of

               either.  The Executive, however, agrees to serve on

               any committee of the Board of Directors of the Bank

               and/or Corporation or subsidiary of either without

               any additional compensation or fees.

          (e)  FRINGE BENEFITS, VACATION, EXPENSES, AND PERQUISITES.

               (1)  Employee Benefit Plans.  The Executive shall be

               entitled to participate in or receive benefits under

               all Bank and Corporation employment benefit plans

               including, but not limited to, any pension plan,

               profit-sharing plan, deferred compensation plan,

               savings plan, life insurance plan, disability

               insurance plan or supplemental executive retirement

               plan, as made available by the Bank and Corporation

               to its employees, subject to and on a basis

               consistent with terms, conditions and overall

               administration of such plans and arrangements.  The

               employee benefits provided to the Executive

               following the Change of Control shall be no less

               than the employee benefits that he was receiving

               immediately prior to the Change of Control.  These

               benefits shall include, but not be limited to:

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

                    Bank for its senior executive officers) in

                    performing services hereunder, provided that

                    the Executive properly accounts therefore in

                    accordance with policy.

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

                    (D)  Life Insurance Benefits equivalent to not

                    less than the greater of:  $600,000.00 or four

                    (4) times Executive's annual salary.

                    (E)  A Deferred Compensation Plan, involving

                    both Executive's salary and Board of Director's

                    fees, in a form similar to that currently

                    provided to Executive through the

                    Tiger's Eye Benefits Consulting - Theodore G.

                    Reeder, III, C.P.A., P.C.

                    (F)  An automobile to be provided at Bank or

                    Corporation's expense of a value at least

                    comparable to that of the automobile that the

                    Executive was receiving at Bank or

                    Corporation's expense immediately prior to the

                    Change of Control.

                    (G)  Memberships in such service clubs, country

                    clubs, and professional associations, as

                    provided to Executive as of the date of the

                    Change of Control.

          7.   PAYMENTS UPON TERMINATION AFTER A CHANGE OF CONTROL.

          (a)  If the Corporation or Bank shall for any reason

terminate Executive's employment as a result of or following a

Change of Control (as defined herein), other than for "Cause"

pursuant to Paragraph 4 hereof; or if Executive should terminate his employment for "Good Reason" pursuant to Paragraph 5 hereof,

then, in such event, the Executive shall receive a lump sum payment equal to 2.99 times his "Base Amount" which is defined as the mean average of the total Annual Direct Salary [paid under Paragraph

6(d)(1)] plus the mean average of the annual total bonuses paid to the Executive [paid under Paragraph 6(d)(2)] during the three (3)

calendar years immediately preceding the Effective Date of the

Change of Control.

          (b)  The Executive also shall receive during the

Severance Benefit Period the employee benefits as set forth in

Paragraph 6(e)(1)(A) through (G) above.  If participation in these benefits is prevented by law or the terms of a plan, the

Corporation and/or Bank shall provide a substantially equivalent substitute.  Further, unless precluded by the terms of the

insurance contract,  Bank and Corporation shall provide for the transfer to Executive, at the minimum legally permissible cost, the policies for insurance benefits including, but not necessarily limited to, life, disability and health insurance programs.

     8.   NOTICE.  For the purposes of this Agreement, notices and

all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt

requested, postage prepaid, addressed as follows:



     If to the Executive:     Jeffrey B. Shank
                              856 McDowell Road
                              Greencastle, Pa. 17225


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

     9.   SUCCESSORS AND PARTIES IN INTEREST.

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

     14.  ATTORNEY'S FEES AND COSTS.  If any action at law or in equity is necessary to enforce the Executive's rights hereunder following a Change of Control, the Executive shall be entitled to recover all such attorney's fees, costs and disbursements

reasonably incurred by him in connection with any such suit brought by him.

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

Bank or the Executive, each hereby waives to the fullest extent permitted by law the right to assert any claim against the others for punitive or exemplary damages.

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

     22.  "EXCESS PARACHUTE PAYMENT".  Notwithstanding any other provisions of this Agreement, Corporation shall not be required to pay any Severance Benefits pursuant to Paragraph 7 hereof which would be deemed an "Excess Parachute Payment", and thus non-

deductible to the Bank and/or Corporation, under the Internal

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


ATTEST:                            THE FIRST NATIONAL BANK
                                   OF GREENCASTLE

/s/ John H. McDowell               By:  /s/Kermit G. Hicks
----------------------------            -------------------------
ATTEST:                            TOWER BANCORP, INC.

/s/ John H. McDowell               By:  /s/Kermit G. Hicks
----------------------------            -------------------------
WITNESS:

/s/Denise K. Garnes                /s/ Jeffrey B. Shank
----------------------------       ------------------------------
                                   Jeffrey B. Shank