Form 10-K
period 2002-12-31
TOWER BANCORP INC
filed 2003-03-26
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission file number:  0-12826

                     TOWER BANCORP, INC.
                    --------------------
(Exact name of registrant as specified in its charter)

    Pennsylvania                             25-1445946
-------------------------------          --------------
State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

Center Square, Greencastle, Pennsylvania	    17225
----------------------------------------        ----------
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including
area code:                                 (717) 597-2137
                                           --------------

Securities registered pursuant to Section 12(b) of the Act:
         None

Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class
                    -------------------

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
                    Yes   X     No
                        ----       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 2002, 1,732,810 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 51,984,300.


             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2003
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

Item 1.  Business.

History and Business
          Tower Bancorp, Inc. ("Tower") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Tower was organized on October 12, 1983, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring The First National Bank of Greencastle, Greencastle, Pennsylvania ("First") and such other banks and bank related activities as are permitted by law and desirable. On June 1, 1984, Tower acquired 100% ownership of The First National Bank of Greencastle, issuing 159,753 shares of Tower's common stock to the former First shareholders.
          During 1998 Tower acquired 9,807 shares of its own common stock and sold 5,005 shares of treasury stock to First's ESOP plan, and 1,504 shares to First executive officers and directors as part of a stock option plan. On July 1, 1998 Tower issued a 2 for 1 stock split of 885,600 shares, increasing the total number of shares outstanding at December 31, 1998 to 1,765,400.
          During 1999 Tower acquired 9,691 shares of its own common stock and sold 5,872 shares of treasury stock to First's ESOP plan, and 1,020 shares to First executive officers as part of a stock option plan.
          During 2000 Tower acquired 7,750 shares of its own common stock and sold 1,655 shares of treasury stock to First executive officers and directors as part of a stock option plan.
          During 2001 Tower acquired 19,024 shares of its own common stock and sold 8,454 shares of treasury stock to First's ESOP plan, and 1,374 shares to First executive officers as part of a stock option plan.
          During 2002 Tower acquired 21,127 shares of its own common stock and sold 3,080 shares of treasury stock to First's ESOP plan, 1,440 shares to First executive officers, and 2,108 shares to First directors as part of a stock option plan.
          Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its seven branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg, Chambersburg, and Laurich, Pennsylvania, and Hagerstown, Maryland, as well as its main office in Greencastle, Pennsylvania. During the third quarter of 2002 the seventh branch office was opened in Washington County, Maryland. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
          Tower has no employees other than its four officers who are also employees of First, its subsidiary.
On December 31, 2002, First had 84 full-time and 20 part-time employees.
          Tower contemplates that in the future it will evaluate and may acquire, or may cause its subsidiaries to acquire, other banks. Tower also may seek to enter businesses closely related to banking or to acquire existing companies already engaged in such activities. Any acquisition by Tower will require prior approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, and, in some instances, other regulatory agencies and its shareholders.

Business of First
           First was organized as a national bank in 1983 as part of an agreement and plan of merger between Tower and The First National Bank of Greencastle, the predecessor of First, under which First became a wholly-owned subsidiary of Tower. As indicated, First is the successor to The First National Bank of Greencastle which was originally organized in 1864.

          First is engaged in commercial banking as authorized by the National Bank Act. This involves accepting demand, time and savings deposits and granting loans (consumer, commercial, real estate, business) to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
          First grants agribusiness, commercial, and residential loans to customers throughout the Cumberland


Valley area. It maintains a diversified loan portfolio and evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but generally includes equipment and real estate. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 2 of the Annual Report to Shareholders).
          In 2000, First entered into an affiliation agreement with Sentry Trust Company, a Pennsylvania Limited Purpose Bank, (Sentry) whereby Sentry acquired from First the right to service the trust accounts of First. Through this affiliation agreement trust and other financial services are provided to First's customers by Sentry.
          As of December 31, 2002, First had total assets of approximately $ 262.5 million, total shareholders' equity of approximately $ 33 million and total deposits of approximately $ 187.5 million.

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

          Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 20 of the Notes to Financial Statements for a discussion of the limitations on the availability of Tower's subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.
          The Financial Institutions Reform, Recovery and Enforcement Act of 1989(FIRREA) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation(FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Tower currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
          The OCC issued guidelines which, effective
December 31, 1990, imposed upon national banks risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed in Note 20 of the notes to financial statements. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.
          In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
          FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized".
A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
          Based on their respective regulatory capital ratios at December 31, 2002, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.
          A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.
          In 1999, Federal regulators issued regulations to implement the privacy provisions of the Gramm-Leach-Bliley Act (Financial Services Modernization Act). This law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. These regulations took effect in 2000. The corporation has developed privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.
          The earnings of First, and therefore the earnings of Tower, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the OCC and the FDIC.

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

Important Factors Relating to Forward Looking Statements
          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
          The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable, and are beyond the Corporation's control. In addition, these conditions and policies can impact the Corporation's customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact on the Corporation's ability to maintain its revenue streams.
          As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.

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

Item 2.  Properties.
          The First National Bank of Greencastle owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; Quincy, Pennsylvania and Waynesboro, Pennsylvania, and 18233 Maugans Avenue, Hagerstown, Maryland. In addition, First leases approximately 1,500 square feet in a building located at 11906 Buchanan Trail West, Mercersburg, Pennsylvania and 365 square feet located at 785 Fifth Avenue, Chambersburg, Pennsylvania. Offices of the bank are located in each of these buildings.

Item 3.  Legal Proceedings.
          Tower is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Tower's management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower's operations or financial position.

Item 4.  Submission of Matters to Vote of Security Holders.
          None
          The following table sets forth selected information about the principal officers of the Corporation, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.

                            Held      Employee   Age as
     Name/Office Held       Since     Since      of 12/31/02
Kermit G. Hicks, Chairman
  of the Board              1983      (1)              67
Jeff B. Shank, President
  and Chief Executive
  Officer                   1991      1976             47
Robert L. Pensinger,
 Vice Chairman of
 the Board                  1987      (1)              69
John H. McDowell,
  Executive Vice President/
  Secretary                 1986      1977             53
Don Kunkle, Vice President  1990      1987             53
Franklin T. Klink, III, Vice
  President/Treasurer       2001      2001             47
(1)  These directors are not employees of the Bank.

                          Part II

Item 5.  Market for Registrant's Common Stock and Related
           Security Holder Matters.

          Tower's common stock is not traded on a national securities exchange, but is traded through the local and over-the-counter local markets. At December 31, 2002, the approximate number of shareholders of record was 1,035. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

            Period      Dividends             Market Price
2002      1st Quarter     $  .32           $ 23.50 - $ 25.20
          2nd Quarter        .16             24.30 -   26.25
          3rd Quarter        .18             25.75 -   27.25
          4th Quarter        .18             26.10 -   30.00
2001      1st Quarter     $    0           $ 18.68 - $ 19.51
          2nd Quarter        .22             18.44 -   20.97
          3rd Quarter        .50             19.48 -   23.60
          4th Quarter        .40             21.53 -   24.75


Item 6.  Selected Financial Data
          The selected five-year financial data on page 25 of the annual shareholders' report for the year ended
December 31, 2002 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
          Management's discussion and analysis of financial condition and results of operations, including quantitative and qualification disclosures about market risk on pages 30 through 35 of the annual shareholders report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
          The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 29 of the annual shareholders report for the year ended December 31, 2002 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

     TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                       LOAN PORTFOLIO

          The following table presents the loan portfolio at the end of each of the last five years:

                 2002       2001       2000       1999       1998

 (000 omitted)

Commercial,
 financial &
 agricultural $  32,422  $  33,606  $  20,903  $  15,047  $  15,164

Real estate -
 Construction     7,246      6,029      4,827      4,146      2,378

Real estate -
 Mortgage       135,104    111,709    104,838     93,340     87,350

Installment
 & other
 personal
 loans (net
 of unearned
 income)         12,765     16,333     17,002     19,227     18,798
              ---------  ---------  ---------  ---------  ---------

Total loans   $ 187,537  $ 167,677  $ 147,570  $ 131,760  $ 123,690
              =========  =========  =========  =========  =========

          TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                    SUMMARY OF LOAN LOSS EXPERIENCE
                      Years Ended December 31

                         2002       2001       2000      1999        1998
(000 omitted)

Average total loans
  outstanding (net
  of unearned income) $ 183,805  $ 158,570  $ 140,788  $ 127,202  $ 111,952
                      ---------  ---------  ---------  ---------  ---------
Allowance for loan
  losses, beginning
  of period               1,577      1,586      1,719      1,890      1,850
Additions to
  provision for
  loan losses
  charged to
  operations                310        120          0          0          0
Loans charged off
  during the year
    Commercial              101          0          4          8          0
    Real estate
      mortgage                0          0          0         29          1
    Installment             205        192        149        179         46
                      ---------  ---------  ---------  ---------  ---------
      Total charge-
        Off's               306        192        153        216         47
                      ---------  ---------  ---------  ---------  ---------
Recoveries of loans
  previously charged
  off:
    Commercial                3          4          4          4         43
    Installment              34         39         16         35         20
    Mortgage                 14         20          0          6         24
                      ---------  ---------  ---------  ---------  ---------
      Total recoveries       51         63         20         45         87
                      ---------  ---------  ---------  ---------  ---------
Net loans charged
   off (recovered)          255        129        133        171  (      40)
                      ---------  ---------  ---------  ---------  ---------
Allowance for loan
  losses, end of
  period                  1,632      1,577      1,586      1,719      1,890

Ratio of net loans
  charged off
  (recovered)
  to average loans
  outstanding              .14%       .08%       .09%       .13%   (   .04%)
                       ========  =========  =========  =========    =======

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

                  2002    2001     2000    1999     1998

  (000 omitted)

Nonaccrual loans  $ 781   $    64  $  63   $ 460    $ 488
                  =====   =======  =====   =====    =====
Accrual loans:
  Restructured    $   0   $     0  $   0   $   0    $   0
  60 - 89 days
    past due        386       802    800     379      417
  90 days or
    more past due   188       734     25      27        0
                  -----   -------  -----   -----    -----
      Total
       accrual
       loans      $ 574   $ 1,536  $ 825   $ 406    $ 417
                  =====   =======  =====   =====    =====

           See Note 8 of the Notes to Consolidated Financial
Statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and disclosures of any impaired loans.

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

       TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

           The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                            Years Ended December 31
                          2002                 2001
                             Percentage           Percentage
                              of Loans             of Loans
                              in Each              in Each
                              Category             Category
                  Allowance   to Total  Allowance  to Total
                    Amount     Loans      Amount    Loans
 (000 omitted)
Commercial,
  financial and
  agricultural    $   718      17.3%     $   816     20.0%
Real estate -
  Construction          0       3.9            0      3.6
Real estate -
  Mortgage            664      72.1          650     66.6
Installment             0       6.7            0      9.7
Unallocated           250       N/A          111      N/A
                  -------     -----      -------    -----
Total             $ 1,632     100.0%     $ 1,577    100.0%
                  =======     =====      =======    =====

                            Years Ended December 31
                          2000                 1999
                             Percentage           Percentage
                              of Loans             of Loans
                              in Each              in Each
                              Category             Category
                  Allowance   to Total  Allowance  to Total
                    Amount     Loans      Amount    Loans
 (000 omitted)
Commercial,
  financial and
  agricultural    $   812      14.2%     $   812     11.2%
Real estate -
  Construction          0       3.3            0      3.1
Real estate -
  Mortgage            630      71.0          630     70.8
Installment             0      11.5            0     14.9
Unallocated           144       N/A          277      N/A
                  -------     -----      -------    -----
  Total           $ 1,586     100.0%     $ 1,719    100.0%
                  =======     =====      =======    =====

                                    Years Ended December 31
                                             1998
                                                  Percentage
                                                   of Loans
                                                   in Each
                                                   Category
                                    Allowance      to Total
                                     Amount          Loans
  (000 omitted)

Commercial, financial
   and agricultural                  $   815         12.5%
Real estate - Construction                 0          2.0
Real estate - Mortgage                   653         70.2
Installment                                0         15.3
Unallocated                              422          N/A
                                     -------        -----
   Total                             $ 1,890        100.0%
                                     =======        =====

     TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                           DEPOSITS

          The average amounts of deposits are summarized below:

Years Ended December 31
                            2002         2001        2000
(000 omitted)

Demand deposits           $  12,470   $  12,840   $  13,857
Interest bearing
   demand deposits           76,373      63,422      52,740
Savings deposits             22,792      24,828      30,139
Time deposits                71,631      77,054      69,006
                          ---------   ---------   ---------
Total deposits            $ 183,266   $ 178,144   $ 165,742
                          =========   =========   =========


                  RETURN ON EQUITY AND ASSETS
               (APPLYING DAILY AVERAGE BALANCES)

          The following table presents a summary of significant earnings and capital ratios:

                            2002        2001         2000
(000 omitted)
Assets                    $ 262,589   $ 245,574    $ 224,512
Net income                $   4,853   $   4,001    $   4,093
Equity                    $  32,866   $  28,518    $  26,676
Cash dividends            $   1,458   $   1,965    $     986
Return on assets              1.91%       1.72%        1.88%
Return on equity             15.81%      14.40%       17.17%
Dividend payout ratio        30.04%      49.11%       24.09%
Equity to asset ratio        12.52%      11.96%       10.96%

       TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED SUMMARY OF OPERATIONS

                               Years Ended December 31
                         2002      2001       2000        1999      1998
  (000 omitted)
Interest income       $ 15,857   $ 16,510   $ 15,523   $  13,648  $ 12,548
Interest expense         5,252      6,988      7,295       6,079     5,342
                      --------   --------   --------   ---------  --------
Net interest income     10,605      9,522      8,228       7,569     7,206
Provision for loan
   Losses                  310        120          0           0         0
                      --------   --------   --------   ---------  --------
  Net interest income
   after provision
   for loan losses      10,295      9,402      8,228       7,569     7,206
  Other income:
    Investment services
     income                  0        191        577         492       391
    Service charges -
     Deposits              621        519        335         291       281
  Other service charges,
   collection and
   exchange, charges,
   commission fees         313        305      1,630         388       212
  Other operating
   income                2,046      1,922      1,073       1,651     1,198
                      --------   --------   --------    --------  --------
     Total other
       income            2,980      2,937      3,615       2,822     2,082
                      --------   --------   --------    --------  --------
  Income before
   operating expense    13,275     12,339     11,843      10,391     9,288
  Operating expenses:
     Salaries and
      employees
      benefits           3,558      3,211      3,026       2,922     2,483
     Occupancy and
        equipment
        expense          1,575      1,627      1,393       1,252     1,220
     Other operating
        expenses         1,526      1,864      1,842       1,767     1,430
                      --------   --------   --------    --------  --------
     Total operating
        Expenses         6,659      6,702      6,261       5,941     5,133
                      --------   --------   --------    --------  --------
Income before
  income taxes           6,616      5,637      5,582       4,450     4,155
Income tax               1,763      1,636      1,489       1,247     1,246
                      --------   --------   --------    --------  --------
  Net income
   applicable to
   common stock       $  4,853   $  4,001   $  4,093    $  3,203  $  2,909
                      ========   ========   ========    ========  ========
Per share data:
  Earnings per
   common share       $   2.79   $   2.29   $   2.32    $   1.82  $   1.68
  Cash dividend -
   common             $    .84   $   1.12   $    .56   $    .97	    $   .43
  Average number of
   common shares     1,737,298  1,745,847  1,761,699  1,763,548  1,732,479

Item 9.  Disagreements on Accounting and Financial
         Disclosures.

         Not applicable.

                          PART III
Item 10.  Directors and Executive Officers of the Registrant

            The information required by Item 10 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation
14A.
Item 11.  Executive Compensation

            The information required by Item 11 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

                     Equity Compensation Plan Information

Plan Category    Number of        Weighted-         Number of
                 securities to    average           securities
                 be issued upon   exercise          remaining available
                 exercise of      price of          for future issuance
                 outstanding      outstanding       under equity
                 options          options           compensation plans
                                                    (excluding
                                                    securities
                                                    reflected in column
                                                    (a))
                    (a)               (b)                  (c)
Equity
compensation
plan approved
by security
holders                   0            N/A                       0



Equity
compensation
plan not
approved by
security
holders (1)          23,691         $ 21.49                 23,691
                     ------         -------                 ------
Total                23,691         $ 21.49                 23,691
                     ======         =======                 ======

The Corporation has two non-qualified Stock Option Plans, one for select key employees and one for outside directors.

The Outside Directors Plan provides for granting, at the discretion of the Board of Directors, non-statutory stock options to purchase shares of common stock lf the Corporation to eligible outside directors. The purchase price per share of common stock deliverable upon exercise of such options is equal to the fair market value of the common stock on the date the option is granted. Options are vested on year following the grant date and expire upon the earlier of 120 months following the date of the grant or one year following the date on which a director ceases to serve in such a capacity for the corporation.

The stock option plan for select key employees is a non-qualified stock option plan administered by a committee of three outside directors of the Corporation (the Committee). The Committee is vested with full authority to grant options under the plan, to adopt, amend, and rescind such rules, regulations, and procedures as it deems necessary or desirable to administer the plan.

The shares of stock that may be issued pursuant to options granted under the plan are determined annually by the Board of Directors of the Corporation (the Board).

The option price per share of stock that may be granted pursuant to each option is determined by the committee and subject to approval by the Board. Each option granted under the plan is vested on the date of the grant and shall expire on the date determined by the committee.

All other information required by Item 12 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

	The information required by Item 13 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation
14A.

Item 14.  Controls and Procedures

          The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         Since the Evaluation Date, there have not been any significant changes in the Corporation's internal controls or in other factors that could significantly affect such controls.

PART IV
Item 15.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.

          (a) (1) - List of Financial Statements
          The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:
               Consolidated balance sheets - December 31,
                  2002 and 2001
               Consolidated statements of income - Years
                  ended December 31, 2002, 2001, and 2000
               Consolidated statements of stockholders'
                  equity - Years ended December 31, 2002,
                  2001, and 2000
               Consolidated statements of cash flows - Years
                  ended December 31, 2002, 2001, and 2000
               Notes to consolidated financial statements -
                  December 31, 2002
          (2)  List of Financial Statement Schedules
               Schedule I - Loan portfolio
               Schedule II - Summary of loan loss
                  experience, nonaccrual loans and
                  allocation of allowance for loan losses
               Schedule III - Deposits
               Schedule IV - Return on equity and assets
               Schedule V - Consolidated summary of
                  operations
          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

               Exhibit (23.1) Consent of independent
                 auditors
               Exhibit (99.1) Certification pursuant to 18
                  U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of
                  2002.
               Exhibit (99.2) Certification pursuant to 18
                  U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of
                  2002.
          All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
          (b)  Reports on Form 8-K filed
               *  Report filed January 15, 2002 for news
                  release announcing financial results for the quarter ended December 31, 2001.
               *  Report filed March 1, 2002 for news
                  release announcing amended dividend
                  policy.
               *  Report filed April 5, 2002 for news
                  release announcing financial results for quarter ended March 31, 2002.
               *  Report filed June 14, 2002 for news
                  release declaring dividend for third
                  quarter.

               * Report filed July 8, 2002 for news release announcing financial results for quarter ended June 30, 2002.
               * Report filed September 19, 2002 for news release declaring dividend for fourth quarter.
               * Report filed September 25, 2002 for news release announcing Frederic M. Fredrick joining the Board as Director.
               *  Report filed October 4, 2002 for news
                  release announcing financial results for quarter ended September 30, 2002.
               *  Report filed December 19, 2002 for news
                  release announcing quarterly dividend.
         (c)  Exhibits
              (3)(i)  Articles of incorporation.
                      Incorporated by reference to Form 8-K
                      dated May 26, 1998.
                 (ii) By-laws.  Incorporated by reference
                      to Exhibit D to the Registrant's
                      Registration Statement on Form S-14,
                      Registration No. 2-89573.
             (4)  Instruments defining the rights of
                  security holders including indentures.
                  The rights of the holders of Registrant's common stock are contained in:
                  (i)  Articles of Incorporation of Tower
                       Bancorp, Inc., incorporated by
                       reference to Form 8-K dated May 26,
                       1998.
                  (ii) By-laws of Tower Bancorp, Inc., filed
                       as Exhibit D to the Registrant's
                       Registration Statement on Form S-14
                       (Registration No. 2-89573).
              (10)(i)  Change of control agreements,
                       Incorporated by reference to the
                       registrant's Form 10Q filing dated

                       November 12, 2002 Exhibit 99.4, and
                       Form 10K filing dated March 15, 2002
                       for the year ended December 31, 2001
                       Exhibits 10-1 and 10-2 and Form 10-K
                       filing dated March 22, 1999 Exhibit
                       10-1 and 10-2 for the year ended
                       December 31, 1998.
                  (ii) Non-Qualified stock option plan;
                       stock option plan for outside
                       directors and amended and restated
                       employee stock ownership plan filed
                       as Exhibit 99.1 to the Registrant's
                       Statement on Form S-8 (Registration
                       No. 333-40661).
                  (iii)  Supplemental Executive Retirement
                       Plan Agreement incorporated by
                       reference to the registrant's Form
                       10-Q filing dated November 10, 2002

                       Exhibit 99.3.
             (13) Annual report to security holders - filed herewith
             (21)  Subsidiaries of the registrant - filed
                   herewith
             (23.1)  Consent of independent auditors - filed
                   herewith
             (99.1)  Certification of Chief Executive
                   Officer pursuant to 18 U.S.C. Section
                   1350 as adopted pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002 - filed herewith.
             (99.2)  Certification of Chief Financial
                   Officer pursuant to 18 U.S.C. Section
                   1350 as adopted pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002 - filed herewith.

         (d)  Financial statement schedules
              The following financial statement schedules required under Article 9 Industry Guide 3 have been included on pages 16 to 22 under Item 8 of this report:
              Schedule I - Loan portfolio
              Schedule II - Summary of loan loss experience,
                 nonaccrual loans, and allocation of
                 allowance for loan losses
              Schedule III - Deposits
              Schedule IV - Return on equity and assets
              Schedule V - Consolidated summary of
                operations

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TOWER BANCORP, INC.
                                    --------------------------
                                            (Registrant)


                              By /s/   Jeff B. Shank
                                    --------------------------
                                    Jeff B. Shank,
                                    President/CEO
                                    (Principal Executive
                                    Officer)

                              By /s/Franklin T. Klink, III
                                    --------------------------
                                    Franklin T. Klink, III
                                    Treasurer (Principal Financial
                                    and Accounting Officer)
Dated:  March 15, 2003
        --------------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title             Date

/s/  Jeff B. Shank       President &
-----------------------
Jeff B. Shank            Director           March 15, 2003

/s/  Kermit G. Hicks     Chairman of the
-----------------------
Kermit G. Hicks          Board & Director   March 15, 2003

/s/Robert L. Pensinger   Vice Chairman of the
-----------------------
Robert L. Pensinger      Board & Director   March 15, 2003

/s/Frederic M. Frederick Director           March 15, 2003
-----------------------
Frederic M. Frederick

/s/James H. Craig, Jr.   Director           March 15, 2003
-----------------------
James H. Craig, Jr.

/s/  Lois Easton         Director           March 15, 2003
-----------------------
Lois Easton

                         CERTIFICATION

I, Jeffrey B. Shank, President/CEO, certify, that:

     1.  I have reviewed this annual report on Form 10-K of Tower
         Bancorp, Inc.

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 15, 2003            By:  /s/Jeffrey B. Shank
          -----------------------        ------------------------
                                         Jeffrey B. Shank,
                                         President/CEO
                                         (Principal Executive
                                         Officer)

                         CERTIFICATION


I, Franklin T. Klink, III, Treasurer, certify, that:

     1.  I have reviewed this annual report on Form 10-K of Tower
         Bancorp, Inc.

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 15, 2003         By:  /s/Franklin T. Klink, III
       --------------------        ------------------------
                                   Franklin T. Klink, III
                                   Treasurer
                                   (Principal Financial &
                                   Accounting Officer)

                         Exhibit Index



Exhibit No.

     13     Annual report to security holders
     21     Subsidiaries of the Registrant
     23.1   Consent of independent auditors
     99.1   Certification of Chief Executive
            Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act
            of 2002.

     99.2   Certification of Chief Financial
            Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act
            of 2002.

                                                       Exhibit 13



                       Tower Bancorp, Inc.

                 2002 Annual Financial Report


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

                    INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tower Bancorp Inc.
Greencastle, Pennsylvania


          We have audited the accompanying consolidated balance sheets of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and statements of cash flows for each of the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                             Smith Elliott Kearns & Company, LLC
                             --------------------------------------
                             /s/Smith Elliott Kearns & Company, LLC


Chambersburg, Pennsylvania
January 16, 2003

         TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS
                    December 31, 2002 and 2001




                                           2002             2001
                                               (000 omitted)
          ASSETS

Cash and due from banks                 $   8,943       $   8,080
Interest bearing deposits with banks        1,644           2,717
Investment Securities
   Available for sale                      50,838          55,601
Restricted Bank stock; at cost which
   approximates fair value                  3,162           3,404
Loans
   Commercial, financial and
      Agricultural                         32,422          33,606

   Real estate - Mortgages (net of deferred
      loan origination fees; $ 903 - 2002;
      $ 411 - 2001)                       135,104         111,709
   Real estate - Construction and land
      Development                           7,246           6,029
   Consumer                                12,765          16,333
                                        ---------       ---------
                                          187,537         167,677

Less:  Allowance for loan losses            1,632           1,577
                                        ---------       ---------

          Total loans                     185,905         166,100



Premises, equipment, furniture and
   Fixtures                                 3,876           2,973
Real estate owned other than premises         350             624
Prepaid federal taxes                         183              51
Accrued interest receivable                 1,013           1,196
Cash surrender value of life insurance      6,306           4,047
Other assets                                  369             781
                                        ---------       ---------

          Total assets                  $ 262,589       $ 245,574
                                        =========       =========

                                              2002         2001
                                                 (000 omitted)
          LIABILITIES

Deposits in domestic offices
   Demand, noninterest bearing            $   13,297   	$   13,328
   Savings                                   104,186       87,204
   Time                                       70,074       77,067

                                          ----------   ----------
      Total deposits                         187,557      177,599

Liabilities for other borrowed funds          39,052       37,341
Accrued interest payable                         287          429
Deferred income tax charges                      804          110

Other liabilities                              2,023        1,577
                                          ----------  -----------
          Total liabilities                  229,723      217,056
                                          ----------  -----------

          STOCKHOLDERS' EQUITY

Stockholders' equity
   Common Stock: no par value,
      authorized 5,000,000 shares,
      issued 1,780,100 shares                  2,225       2,225
   Additional paid-in capital                  6,713       6,707
   Retained earnings                          22,999      19,604
   Accumulated other comprehensive
      income                                   2,195         863
                                          ----------  -----------
                                              34,132      29,399
   Less:  Cost of treasury stock,
      47,290 shares-2002;
      32,790 shares-2001               (     1,266)(       881)
                                          ----------  -----------
          Total stockholders' equity          32,866      28,518
                                          ----------  -----------
          Total liabilities and
             stockholders' equity         $  262,589  $  245,574
                                          ==========  ==========

          The Notes to Consolidated Financial Statements are an integral part of these statements.

          TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME
            Years Ended December 31, 2002, 2001 and 2000

                                             2002          2001       2000
                                                      (000 omitted)
Interest and Dividend Income
   Interest and fees on loans              $ 13,207     $ 13,380    $ 11,945
   Interest and dividends on
      investment securities
         Taxable                              1,352        1,852       2,398
         Federal tax exempt                   1,153        1,034         793
   Interest on federal funds sold                 0           27           0
   Interest on deposits with banks              145          217         387
                                           --------      -------    --------
          Total interest income              15,857       16,510      15,523
                                           --------      -------    --------
Interest Expense
    Interest on time
       certificates of deposit
       of $ 100,000 or more                     709        1,192        962
   Interest on other deposits                 3,088        4,647      4,941
   Interest on federal funds
      purchased and other
      borrowed funds                          1,455        1,149      1,392
                                           --------      -------    --------
          Total interest expense              5,252        6,988      7,295
                                           --------      -------    --------

   Net interest income                       10,605        9,522      8,228
   Provision for loan losses                    310          120          0
                                           --------      -------    --------
          Net interest income
             after provision
             for loan losses                 10,295        9,402      8,228
                                           --------      -------    --------
Other Income
   Investment services income                     0          191        671
   Service charges on deposit accounts          621          519        335
   Other service charges,
      collection and exchange
      charges, commissions and fees             313          305        316
   Investment securities gains                1,720        1,761        974
   Gain on trust services
      affiliation                                 0            0      1,078
   Gain on sale of property
      and equipment                               0            0          5
   Other income                                 326          161        236
                                           --------      -------    --------
                                              2,980        2,937      3,615
                                           --------      -------    --------
Other Expenses
   Salaries, wages and other
      employee benefits                       3,558        3,211      3,026
   Occupancy expense                            353          354        356
   Furniture and equipment expenses           1,222        1,273      1,037
   Other operating expenses                   1,526        1,864      1,842
                                           --------      -------    --------
                                              6,659        6,702      6,261
                                           --------      -------    --------
      Income before income taxes              6,616        5,637      5,582
Applicable income tax expense                 1,763        1,636      1,489
                                           --------      -------    --------
      Net income                           $  4,853      $ 4,001    $ 4,093
                                           ========      =======    ========
Earnings per share:
   Basic earnings per share              $     2.79    $    2.29   $   2.32
   Weighted average shares outstanding    1,737,298    1,745,847  1,761,699
   Diluted earnings per share            $     2.76    $    2.26   $   2.30
   Weighted average shares outstanding    1,760,989    1,770,949  1,781,647

          The Notes to Consolidated Financial Statements are an integral part of these statements.

          TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             Years Ended December 31, 2002, 2001 and 2000

                                                                          Accumulated
                                                Additional                   Other                    Total
                                     Common      Paid-in      Retained   Comprehensive   Treasury  Stockholders'
                                     Stock      Capital       Earnings    Income (Loss)    Stock      Equity
                                                             (000 omitted)
Balance at December 31, 1999        $ 2,225      $ 6,707      $ 14,461      ($   725)    ($   532)   $ 22,136

Comprehensive income:
Net income                                0            0         4,093             0            0       4,093
Net unrealized gain on
   available for sale
   securities (net of tax
   $ 803)                                 0            0             0         1,559            0       1,559
                                                                                                      -------

Total comprehensive income                                                                              5,652
                                                                                                      -------


Cash dividends declared on
   common stock ($ .56 per
   share)                                 0            0     (     986)            0            0  (      986)
Purchase of treasury stock
   (7,750 shares)                         0            0             0             0     (    162) (      162)
Sale of treasury stock
   (1,655 shares)                         0      (     2)            0             0           38          36
                                     ------       ------      --------       -------      -------    --------
Balance at December 31, 2000          2,225        6,705        17,568           834     (    656)     26,676

Comprehensive income:
Net income                                0            0         4,001             0            0       4,001
Net unrealized gain on
   available for sale
   securities (net of tax
   $ 15)                                  0            0             0            29            0          29
                                                                                                      -------

Total comprehensive income                                                                              4,030
                                                                                                      -------


Cash dividends declared on

   common stock ($ 1.12 per
   share)                                 0            0     (   1,965)            0            0  (    1,965)
Purchase of treasury stock
   (19,024 shares)                        0            0             0             0     (    423) (      423)
Sale of treasury stock
   (9,828 shares)                         0            2             0             0          198         200
                                     ------       ------      --------       -------      -------    --------


Balance at December 31, 2001          2,225        6,707        19,604           863     (    881)     28,518

Comprehensive income:
Net income                                0            0         4,853             0            0       4,853
Net unrealized gain on
   available for sale
   securities (net of tax
   $ 686)                                 0            0             0         1,332            0       1,332
                                                                                                      -------

Total comprehensive income                                                                              6,185
                                                                                                      -------

Cash dividends declared on
   common stock ($ .84 per
   share)                                 0            0     (   1,458)            0            0   (   1,458)
Purchase of treasury stock
   (21,127 shares)                        0            0             0             0     (    546)  (     546)

Sale of treasury stock (
   6,637 shares)                          0            6             0             0          161         167
                                     ------       ------      --------       -------      -------    --------

Balance at December 31, 2002        $ 2,225      $ 6,713      $ 22,999       $ 2,195     ($ 1,266)   $ 32,866
                                    =======      =======      ========       =======      =======     =======








          The Notes to Consolidated Financial Statements are an integral part of these statements.

       TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS
         Years Ended December 31, 2002, 2001 and 2000

                                      2002       2001       2000
                                            (000 omitted)

Cash flows from operating activities:
   Net income                       $ 4,853    $  4,001  $  4,093
   Adjustments to reconcile net
     income to net cash provided
      by operating activities:
      Depreciation and amortization     429         438       413
      (Gain) on sale of investment
       securities                 (   1,720)   (  1,761)  (   974)
      (Gain) on trust services
       affiliation                        0           0   ( 1,078)
      Provision for deferred taxes        8         111       274
      (Increase) decrease in:
         Other assets                   412    (     38)  (    33)
         Interest receivable            183         148   (   207)
         Prepaid income taxes     (     132)        159         5
         Cash surrender value of
          life insurance          (     409)   (    166)  (   160)
      Increase (decrease) in:
         Interest payable         (     142)   (     86)      130
         Other liabilities              135         117   (   147)
                                   --------     -------    ------
   Net cash provided by operating
    activities                        3,617       2,923     2,316
                                   --------     -------    ------
Cash flows from investing activities:
   Net (increase) in loans        (  19,806)   ( 20,116)  ( 5,943)
   Purchases of property and
      Equipment                   (   1,058)   (    528)  (   261)
   Net decrease in interest
      bearing deposits with
      banks                           1,073       1,733     1,765
   Maturity/sales of available
      for sale securities            15,820      22,880    11,763
   Purchases of available for
      sale securities             (   6,136)   ( 19,468)  (11,207)
   Purchase of Federal Home
      Loan Bank stock             (     940)   (    588)  (   316)
   Purchase of life insurance
      Policies                    (   1,850)   (    760)  (    66)
                                   --------     -------    ------
Net cash (used) by investing
   Activities                     (  12,897)   ( 16,847)  (14,265)
                                   --------     -------    ------

          The Notes to Consolidated Financial Statements are an integral part of these statements.

          TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

            Years Ended December 31, 2002, 2001 and 2000

                                         2002      2001      2000
                                              (000 omitted)

Cash flows from financing activities:
   Net increase in deposits          $  9,958   $     602   $ 17,275
   Net (decrease) increase in
      borrowings                        1,711      18,475  (   4,161)
   Purchase of treasury stock       (     546) (      423) (     162)
   Proceeds from sale of treasury
      stock                               167         200         36
   Cash dividends paid              (   1,147) (    1,965) (     986)
                                     --------   ---------   --------
Net cash provided by financing
   activities                          10,143      16,889     12,002
                                     --------   ---------   --------
Net increase in cash and cash
   equivalents                            863       2,965         53
Cash and cash equivalents at
   beginning of year                    8,080       5,115      5,062
                                     --------   ---------   --------

Cash and cash equivalents at
   end of year                      $   8,943   $   8,080   $  5,115
                                    =========   =========   ========
Supplemental disclosure of cash flows information:

Cash paid during the year for:

   Interest                         $   5,393   $   7,074   $  7,165
   Income taxes                         1,861       1,576      1,418

Supplemental schedule of noncash investing and financing activities:

   Unrealized gain (loss) on
      securities available for
      sale (net of tax effects)     $   1,332   $      29   $  1,559











          The Notes to Consolidated Financial Statements are an integral part of these statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Operations

Tower Bancorp's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County. Its eight offices are located in Greencastle, Quincy, Shady Grove, Laurich, Waynesboro, Chambersburg and Mercersburg, Pennsylvania; and Hagerstown, Maryland.

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

Investment Securities

The Corporation's investments in securities are classified in three categories and accounted for as follows:

* Trading Securities. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

* Securities to be Held to Maturity. Bonds and notes for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

* Securities Available for Sale. Securities available for sale consist of securities not classified as trading securities nor as securities to be held to maturity. These are securities that management intends to use as a part of its asset and liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.


Fair values for investment securities are based on quoted market prices.

The Corporation had no trading or held to maturity securities in 2002 or 2001.

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

Premises, Equipment, Furniture and Fixtures and Depreciation

Premises, equipment, and furniture and fixtures are carried at cost less accumulated depreciation. Depreciation has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows:

                                                 Years
      Premises                                   15-40
      Equipment, furniture, and fixtures          3-15

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

Nonaccrual/Impaired Loans

The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on such loans is recognized only to the extent of interest payments received.

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There is no adjustment to net income to arrive at diluted net income per share.

                                             2002         2001         2000
            Weighted average shares
               outstanding (basic)       $ 1,737,298  $ 1,745,847  $ 1,761,699
            Impact of common stock
               equivalents                    23,691       25,102       19,948
                                         -----------  -----------  -----------
            Weighted average shares
               outstanding (diluted)     $ 1,760,989  $ 1,770,949  $ 1,781,647
                                         ===========  ===========  ===========

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

Cash Flows

For purposes of the Statements of Cash Flows, the company has defined cash and cash equivalents as highly liquid debt instruments with maturities of three months or less. They are included in the balance sheet caption "cash and due from banks". As permitted by generally accepted accounting principles, the company has elected to present the net increase or decrease in deposits in banks, loans and deposits in the Statements of Cash Flows.

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

Federal Funds Purchased and Other Borrowed Funds. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments. The Corporation generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Advertising


The Corporation expenses advertising costs as they are incurred.
Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $ 210,196, $ 250,101, and $ 235,621, respectively.

Comprehensive Income

The Corporation follows generally accepted accounting principles when reporting comprehensive income. Comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

The Corporation has elected to report its comprehensive income in the statement of stockholders' equity. The only element of "other comprehensive income" that the Corporation has is the unrealized gains or losses on available for sale securities.

The components of the change in net unrealized gains (losses) on securities were as follows:

                                  2002        2001        2000
Gross unrealized holding
   gains (losses) arising
   during the year             $  3,738    $  1,805    $  3,336
Reclassification adjustment
   for gains realized in net
      Income                  (   1,720)  (   1,761)  (     974)
                               --------    --------    --------
Net unrealized holding gains
   (losses) before taxes          2,018          44       2,362
Tax effect                    (     686)  (      15)  (     803)
                               --------    --------    --------
Net change                     $  1,332    $     29    $  1,559
                               ========    ========    ========


Stock Option Plans

The Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, only compensation cost for the intrinsic value of options has been recognized. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                          2002     2001     2000

Net income (000 omitted)   As reported  $ 4,853  $ 4,001  $ 4,093
                           Pro forma      4,842    3,986    4,077

Earnings per share         As reported     2.79     2.29     2.32
                           Pro forma       2.78     2.28     2.31

Earnings per share
   assuming dilution       As reported     2.76     2.26     2.30
                           Pro forma       2.75     2.25     2.29

See Note 11 for further details concerning the Corporation's Stock
Options Plans.

Note 2.  Investment Securities

The investment securities portfolio is comprised of securities classified as available for sale at December 31, 2002 and 2001, resulting in investment securities available for sale being carried at fair value.

The amortized cost and fair value of investment securities available for sale at December 31 were:

                                               Gross        Gross
                              Amortized     Unrealized    Unrealized    Fair
                                 Cost          Gains        Losses      Value
                                                 (000 omitted)
                                                      2002
Obligations of other
   U.S. government agencies   $   3,112      $   129        $     0    $   3,241
Mortgage-backed securities        5,040          162              0        5,202
Corporate bonds                   2,532           69            146        2,455
Equities                         14,667        2,138             51       16,754
Obligations of state and
   political subdivisions        22,160        1,030              4       23,186
                              ---------      -------        -------    ---------
                              $  47,511      $ 3,528        $   201    $  50,838
                              =========      =======        =======    =========

                                               Gross        Gross

                              Amortized     Unrealized    Unrealized    Fair
                                 Cost          Gains        Losses      Value
                                                 (000 omitted)

                                                      2001
U.S. Treasury Securities      $     100      $     3        $     0    $     103
Obligations of other
   U.S. government agencies       6,517           80              4        6,593
Mortgage-backed securities        9,301           86             45        9,342
Corporate bonds                   2,884           47            145        2,786
Equities                         12,218        1,318            170       13,366
Obligations of state and
   political subdivisions        23,273          321            183       23,411
                              ---------      -------        -------    ---------
                               $ 54,293      $ 1,855        $   547    $  55,601
                              =========      =======        =======    =========

The fair values of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below.
Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Securities Available
                                            for Sale

                                  Amortized         Fair
                                     Cost          Value
                                        (000 omitted)
Due in one year or less           $   1,000       $   1,024
Due after one year through
   five years                         2,316           2,432
Due after five years
   through ten years                  5,871           6,183
Due after ten years                  18,617          19,243
                                  ---------       ---------
                                     27,804          28,882
Mortgage-backed securities            5,040           5,202
Equity securities                    14,667          16,754
                                  ---------       ---------
                                  $  47,511       $  50,838
                                  =========       =========

Proceeds from sales and maturities of investment securities available for sale during 2002, 2001, and 2000 were $ 15,820,000, $ 22,880,000, and $ 11,763,000, respectively. Gross realized gains and losses on those sales and maturities were $ 1,720,000 and $ 0 for 2002, $ 1,762,000 and $ 1,000 for 2001, $ 1,003,000 and
$ 29,000 for 2000, respectively.

Securities carried at $ 22,634,739 and $ 24,977,000 at December 31, 2002 and 2001, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.



Note 2.  Investment Securities (Continued)


Restricted bank stock includes:

                                            2002         2001
                                              (000 omitted)

Federal Reserve Bank stock               $      81    $      81
Federal Home Loan Bank stock                 2,286        1,778
Federal Home Mortgage Bank stock                 0          750
Federal Home Loan Mortgage Corporation
   preferred stock                             250          250
Atlantic Central Bankers Bank                   45           45
Citigroup Capital preferred stock              500          500
                                         ---------     --------
                                         $   3,162     $  3,404
                                         =========     ========

Note 3.  Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

                                       2002      2001      2000
                                             (000 omitted)

Balance at beginning of period        $ 1,577  $  1,586  $  1,719
Recoveries                                 51        63        20
Provision for possible loan losses
   charged to income                      310       120         0
                                      -------  --------  --------
      Total                             1,938     1,769     1,739
Losses                                    306       192       153
                                      -------  --------  --------
Balance at end of period              $ 1,632  $  1,577  $  1,586
                                      =======  ========  ========


Note 4.  Premises, Equipment, Furniture and Fixtures

                                          Accumulated   Depreciated
                                 Cost     Depreciation      Cost
                                           (000 omitted)
                               - - - - - - - - - 2002 - - - - - - -
Premises (including land
   $ 442)                       $ 5,167     $ 1,974       $ 3,193
Equipment, furniture and
   fixtures                       2,971       2,288           683
                                -------     -------       -------
     Totals, December 31, 2002  $ 8,138     $ 4,262       $ 3,876
                                =======     =======       =======

                               - - - - - - - - - 2001 - - - - - - -
Premises (including land
   $ 442)                       $ 4,230     $ 1,853       $ 2,377
Equipment, furniture and
   fixtures                       2,575       1,979           596
                                -------     -------       -------
     Totals, December 31, 2001  $ 6,805     $ 3,832       $ 2,973
                                =======     =======       =======

Depreciation expense amounted to $ 429,480 in 2002, $ 438,920 in
2001, and $ 413,000 in 2000.

Note 5.  Real Estate Owned Other Than Premises

Included in real estate owned other than premises are certain properties which are located adjacent to the main office. The Bank intends to hold these properties for future expansion purposes in order to protect its competitive position, and are renting certain of these properties until such time as the Bank decides they are needed. The depreciated cost of these properties was $ 350,447 and $ 623,399 at December 31, 2002 and 2001, respectively.

Note 6.  Loans

Related Party Loans

The company's subsidiary has granted loans to the officers and directors of the company and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 2,578,347 and $ 2,546,044 at December 31, 2002 and 2001, respectively. During 2002, $ 858,126 of new loans were made and repayments totaled
$ 825,823.

Outstanding loans to bank employees totaled $ 1,873,655 and $ 1,958,283 at December 31, 2002 and 2001, respectively. During
2002, $ 752,126 of new loans were made and repayments totaled
$ 836,754.


Note 6.  Loans (Continued)


Loan Maturities

The following table shows the maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 2002.

                                  Due over 1
                      Due within  but within    Due over    Nonaccruing
                        One year   5 years       5 years       Loans      Total
                                           (000 omitted)
Loans at predeter-
  mined interest
  rates               $ 30,762     $ 42,452     $ 40,439     $ 782     $ 114,435
Loans at floating
  or adjustable
  interest rates         12,865      11,860       48,377         0        73,102
                      ---------    --------     --------     -----     ---------
    Total (1)         $  43,627    $ 54,312     $ 88,816     $ 782     $ 187,537
                      =========    ========     ========     =====     =========

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

                                       Contract or Notional Amount
                                             2002         2001
Financial instruments whose
   contract amounts represent
   credit risk at December 31:
      Commitments to extend credit     $ 26,466,626   $ 19,801,447
      Standby letters of credit and
         financial guarantees written       732,938      1,693,602
                                       ------------   ------------
                                       $ 27,199,564   $ 21,495,049
                                       ============   ============

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

Note 8.  Nonaccrual/Impaired Loans

The following table shows the principal balances of nonaccrual loans as of December 31:

                                        2002        2001      1999
Nonaccrual loans                     $ 781,878   $ 64,170  $ 63,187
                                     =========   ========  ========

Interest income that would have
   been accrued at original
   contract rates                    $  84,587   $  7,183  $  1,861
Amount recognized as interest
   income                                5,821        762        82
                                     ---------   --------  --------
      Foregone revenue               $  78,766   $  6,421  $  1,779
                                     =========   ========  ========


The Corporation had no impairment of loans in 2002, 2001, and 2000.

Note 9.  Retirement Plan

The Corporation maintains a money purchase retirement plan for those employees who meet the eligibility requirements set forth in the plan. Substantially all of the Corporation's employees are covered by the plan. The Corporation's funding policy is to contribute annually an amount, as determined under plan provisions, necessary to meet the minimum funding standards established by the plan. Contributions charged to operations were $ 47,000 for 2002, $ 70,000 for 2001, and $ 45,000 for 2000.

Note 10.  Employee Benefit Plans

The Corporation maintains a profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are based on Corporation performance and are at the discretion of the Corporation's Board of Directors. Substantially all of the Corporation's employees are covered by the plan and the contribution charged to operations was $ 110,000, $ 94,000, and $ 90,000 for 2002, 2001 and 2000, respectively.

The Corporation maintains a deferred compensation plan for certain key executives and directors, which provides supplemental retirement and life insurance benefits. The plan is partially funded by life insurance on the participants, which lists the bank as beneficiary. The estimated present value of future benefits to be paid, which are included in other liabilities, amounted to $ 791,652 and $ 828,000 at December 31, 2002 and 2001,
respectively. Annual expense of $ 82,680, $ 110,000, and $ 118,000 was charged to operations for 2002, 2001, and 2000, respectively.

During 1999 a director who was a participant of the plan deceased. The present value of this participant's benefits, which will be paid out over ten years, was $ 162,108, $ 182,219, and $ 200,755 as of December 31, 2002, 2001 and 2000, respectively.

The Corporation has a supplemental group term retirement plan which covers all officers of the Corporation. This plan is funded with single premium life insurance on the plan participants. The cash surrender value of the policies is an unrestricted asset of the Corporation. The estimated present value of the future benefits to be paid totaled $ 18,566 and $ 8,283 at December 31, 2002 and 2001, respectively. Total annual expense for this plan was $ 23,989, $ 20,165, and $ 4,941 for 2002, 2001, and 2000, respectively.

The Corporation maintains an employee stock ownership plan (ESOP) that generally covers all employees who have completed one year of service and attained the age of twenty. Contributions to the plan are determined annually by the Board of Directors as a percentage of the participants total compensation. Compensation for the plan is defined as compensation paid including salary reduction and Sections 125 and 401(k) but excluding nontaxable fringe benefits and any compensation over $ 200,000. The payments of benefits to participants are made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations amounted to $ 110,000, $ 94,000, and $ 90,000 for 2002,
2001 and 2000, respectively. The number of shares of the company's stock acquired for the plan are based upon the fair market value per share at the end of the year. All shares held in the plan are considered issued and outstanding for earnings per share calculations and all dividends earned on ESOP shares are charged against retained earnings, the same as other outstanding shares. Total shares of the plan were 75,476 and 73,506 at December 31, 2002 and 2001, respectively.

Note 11.  Stock Option Plans

In 1996 the Corporation implemented two nonqualified stock option plans, which are described below. The compensation cost that has been charged against income for those plans was $ 51,353, $ 29,555, and $ 29,201 for 2002, 2001 and 2000, respectively.

The first plan is for select key employees. This plan granted options for up to 1,440 shares at a purchase price of $ 1.00 per share. These options can be exercised only by the key employees during his/her lifetime.

The second plan is for outside directors. This plan granted options of 3,600, 5,154, and 3,900 shares for each director at $ 24.250, $ 20.125, and $ 24.375 per share for the years ended December 31, 2002, 2001 and 2000, respectively, which was based on the market value of the stock at the grant date. Options are vested one year following the grant date and expire upon the earlier of 120 months following the date of the grant or one year following the date on which a director ceases to serve in such a capacity for the corporation. At December 31, 2002 the range of exercise prices was from $ 11.91 to $ 32.13 per share. At December 31, 2002, there were 65,054 shares that can still be granted under these plans.

A summary of the status of the Corporation's two fixed stock option plans as of December 31 is as follows:

                    - - - - 2002 - - - -      - - - - 2001 - - - - - -     - - - - 2000 - - - -
  Fixed Options                  Weighted                  Weighted                     Weighted
                                 Average                   Average                      Average
                                 Exercise                  Exercise                     Exercise
                                 Price Per                 Price Per                    Price Per
                    Shares        Share       Shares        Share          Shares         Share
Outstanding at
   beginning of
   year             25,102        $ 21        19,948         $ 22          16,728         $ 21
Granted              5,040          18         6,528           16           4,875           20
Exercised            3,548          10         1,374            1           1,655            6
Forfeited/expired    2,903          21             0            0               0            0
                    ------        ----        ------         ----          ------         ----
Outstanding at
   end of year      23,691        $ 21        25,102         $ 21          19,948         $ 22
                    ======        ====        ======         ====          ======         ====
Options exercisable
   at year end      20,091                    19,948                       16,048
Weighted average
   fair value of
   options per
   share granted
   during the year  $ 3.33                    $ 4.53                       $ 6.12

Outstanding options at December 31, 2002 consist of the following:

                                                Remaining
                    Shares       Shares        Contractual     Exercise
                  Outstanding  Exercisable        Life           Price

                    3,623         2,903          1 year        $ 21.49
                    2,720         2,720          4 years         11.91
                    2,856         2,856          5 years         16.19
                    2,856         2,856          6 years         22.25
                    2,720         2,720          7 years         32.13
                    2,600         2,600          8 years         24.37
                    3,436         3,436          9 years         20.13
                    2,880             0         10 years         24.25
                   ------        ------         --------       -------
Total/Average      23,691        20,091          8 years       $ 21.49
                   ======        ======         ========       =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                             2002       2001       2000
Dividend yield               2.8%         3%       2.3%
Expected life                  8          8          8
Expected volatility          14.26      20.06      13.97
Risk-free interest rate      3.50        5.33       5.60


Note 12.  Deposits

Included in savings deposits at December 31 are NOW and Money
Market Account balances totaling $ 62,834,000 and $ 51,979,000 for 2002 and 2001, respectively.

Time deposits of $ 100,000 and over aggregated $ 15,119,446 and $ 21,975,890 at December 31, 2002 and 2001, respectively. At
December 31, 2002 and 2001 the scheduled maturities of time deposits of $ 100,000 and over are as follows:

                                    2002          2001
                                      (000 omitted)
Maturity
   Three months or less          $   2,912     $   5,090
   Over three months
     through twelve months           8,591        13,666
   Over twelve months                3,616         3,220
                                 ---------     ---------
                                 $  15,119     $  21,976
                                 =========     =========

At December 31, 2002 scheduled maturities of all time deposits are as follows:

                 2003       $ 42,583,109
                 2004          7,199,440
                 2005         11,364,892
                 2006          1,497,170
                 2007          7,429,392
                            ------------
                            $ 70,074,003
                            ============

The aggregate amount of demand deposits reclassified as loan balances were $ 184,588 and $ 651,740 at December 31, 2002 and
2001, respectively.

The Corporation accepts deposits of the officers, directors, and employees on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers, directors and employees totaled $ 1,627,189 and $ 1,638,199 at December 31, 2002 and 2001, respectively.

Note 13.  Liabilities for Other Borrowed Funds

At December 31, 2002 and 2001, $ 2,800,000 and $ 1,479,000,
respectively, of other borrowed funds represents the outstanding balance on lines of credit at other area banks. Total amount of the lines at December 31, 2002 and 2001 was $ 5,800,000 and $ 2,800,000, respectively. Interest on these lines ranged from 4.00% to 5.25% for 2002 and 2001.

In addition, $ 307,647 and $ 299,680 of the balance of liabilities for other borrowed funds at December 31, 2002 and 2001, respectively, represents the balance of the Treasury Tax and Loan Investment Program. The Corporation elected to enter into this program in accordance with federal regulations. This program permits the Corporation to borrow these Treasury Tax and Loan funds by executing an open-ended interest bearing note to the Federal Reserve Bank. Interest is payable monthly and is computed at 1/4% below the Federal Funds interest rate. The note is secured by U.S. Government obligations with a par value of $ 656,950 and $ 1,256,950 at December 31, 2002 and 2001, respectively.

The Corporation also had the following borrowings from the Federal
Home Loan Bank:

                          2002                2001
                Interest             Interest
Loan Type          Rate     Balance    Rate     Balance    Maturity
Convertible       5.25  $  5,000,000    5.25  $ 5,000,000  04/06/11
Convertible       5.01     5,000,000    5.01    5,000,000  11/24/08
Convertible       4.63     5,000,000    4.63    5,000,000  11/20/08
Convertible       5.395    5,000,000    5.395   5,000,000  09/15/08
Line of credit (1)1.31    10,943,900    1.88   15,561,600  02/27/03
Convertible       3.99     5,000,000    0               0  11/27/12
                        ------------         ------------
                        $ 35,943,900         $ 35,561,600
                        ============         ============

(1)	Total amount available under this line is $ 14,056,100 and
$ 4,438,400 at December 31, 2002 and 2001.

Total maximum borrowing capacity from Federal Home Loan Bank at December 31, 2002 was $ 110,288,000.

Collateral for borrowings consists of certain securities and the Corporation's 1-4 family mortgage loans totaling approximately
$ 110 million at December 31, 2002.

Note 14.  Income Taxes

The components of federal income tax expense are summarized as follows:

                                  2002       2001       2000
                                         (000 omitted)
Current year provision:
Federal                         $ 1,604    $  1,378   $  1,149
State                               151         147         66
Deferred income taxes (benefit)       8         111        274
                                -------    --------   --------
                                $ 1,763    $  1,636   $  1,489
                                =======    ========   ========

Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 1,741,545, $ 1,321,372, and $ 1,018,310 for 2002, 2001 and 2000, respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                2002       2001        1999

Federal income tax rate         34.0%      34.0%       34.0%
Increase resulting from:
   State taxes, net of federal
      tax benefit                2.3        2.6         1.2
Reduction resulting from:
   Nontaxable interest income    9.7        7.6         8.5
                                ----       ----        ----
Effective income tax rate       26.6%      29.0%       26.7%
                                ====       ====        ====

Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan loss, deferred compensation, and interest on nonaccrual loans. Deferred tax liabilities have been provided for taxable temporary differences related to depreciation and unrealized gains on securities available for sale. The net deferred taxes included in the accompanying balance sheets at December 31 are as follows:

                                    2002         2001
Deferred Tax Assets
   Bad debts                      $    404      $   386
   Deferred compensation               276          282
   Non-accrual loan income              27           20
   Depreciation                          0           14
                                  --------      -------
                                  $    707      $   702
                                  --------      -------
Deferred Tax Liabilities
   Depreciation                  ($     13)           0
   Unrealized gain on
      investment securities      (   1,498)    (    812)
                                  --------      -------
                                 (   1,511)    (    812)
                                  --------      -------
Net deferred tax (liability)     ($    804)    ($   110)
                                  ========      =======

The company has not recorded a valuation allowance for the deferred tax assets as management feels that it is more likely than not that they will be ultimately realized.

Note 15.  Tower Bancorp Inc. (Parent Company Only) Financial
            Information

The following are the condensed balance sheets, statements of income, and statements of cash flows for the parent company:

                          Balance Sheets
                           December 31
         Assets                                2002       2001
                                               (000 omitted)
Cash                                         $      6  $       2
Securities available for sale                  16,754     13,366
Investment in The First National
   Bank of Greencastle                         23,252     19,840
                                             --------   --------
      Total assets                           $ 40,012   $ 33,208
                                             ========   ========

         Liabilities
Other liabilities                            $  2,146   $  1,211
Notes payable - subsidiary                      2,200      2,000
Notes payable - other                           2,800      1,479
                                             --------   --------
      Total liabilities                         7,146      4,690
                                             --------   --------

         Stockholders' Equity
Common stock, no par value;
   authorized 5,000,000 shares,
   issued 1,780,100 shares                      2,225      2,225
Additional paid-in capital                      6,713      6,707
Retained earnings                              22,999     19,604
Accumulated other comprehensive income          2,195        863
                                             --------   --------
                                               34,132     29,399
Less:  Cost of Treasury stock,
   47,290 shares - 2002; 32,790
   shares - 2001                            (   1,266) (     881)
                                             --------   --------
      Total stockholders' equity               32,866     28,518
                                             --------   --------

      Total liabilities and stockholders'
         equity                              $ 40,012   $ 33,208
                                             ========   ========


                        Statements of Income
                      Years Ended December 31
                                   2002        2001        2000
                                          (000 omitted)
Income
   Dividends                    $     334   $      305   $      285
   Net gain on sale of
      Securities                    1,720        1,756          980
   Cash dividends from
      wholly-owned subsidiary       1,147        1,965        1,905
   Miscellaneous                        0           19            0
                                ---------   ----------   ----------
                                    3,201        4,045        3,170
                                ---------   ----------   ----------
Expenses
   Interest                           185          193          288
   Taxes                              573          478          262
   Postage and printing                36           33           20
   Management fees                    102          102          100
   Professional fees                  152          212          104
   Other expenses                       0            9           23
                                ---------   ----------   ----------
                                    1,048         1027          797
                                ---------   ----------   ----------
Income before equity in
   undistributed income             2,153        3,018        2,373

Equity in undistributed
   income of subsidiary             2,700          983        1,720
                                ---------   ----------   ----------
Net Income                      $   4,853   $    4,001    $   4,093
                                =========   ==========    =========

Note 15.  Tower Bancorp Inc. (Parent Company Only) Financial
            Information (Continued)

                    Statements of Cash Flows
                    Years Ended December 31
                                   2002        2001        2000
                                          (000 omitted)
Cash flows operating activities:
   Net income                   $ 4,853      $ 4,001     $ 4,093
   Adjustments to reconcile

      net income to cash
      provided by operating
      activities:
         Net gain on sale of
            investment
            securities         (  1,720)    (  1,756)    (   980)
         (Gain) on trust
             services
             affiliation              0            0     ( 1,078)
         Equity in
             undistributed
             income of
             subsidiary        (  2,700)    (    983)    ( 1,720)
   Increase in accrued expenses     304     (    965)        385
                                -------      -------      ------
Net cash provided by operating
   activities                       737          297         700
                                -------      -------      ------

Cash flows from investing activities:
   Purchase of investment
      securities               (  6,145)    (  2,769)    ( 1,759)
   Sales of investment
      Securities                  5,416        4,154       2,813
                                -------      -------      ------
Net cash provided (used)
   by investing activities     (    729)       1,385       1,054
                                -------      -------      ------

Cash flows from financing activities:
   Purchase of treasury stock  (    545)    (    423)    (   162)
   Proceeds from sale of
      treasury stock                167          200          36
   Dividends paid              (  1,147)    (  1,965)    (   986)
   Net proceeds (payments)
      on/from borrowing           1,521          508     (   642)
                                -------      -------      ------
Net cash (used) by financing
   Activities                  (      4)    (  1,680)    ( 1,754)
                                -------      -------      ------


Net increase (decrease) in cash       4            2           0
Cash, beginning                       2            0           0
                                -------      -------      ------
Cash, ending                    $     6      $     2      $    0
                                =======      =======      =======


Note 16.	Compensating Balance Arrangements

Included in cash and due from banks are required deposit balances at the Federal Reserve of $ 615,000 at December 31, 2002 and 2001, required deposit balances at Atlantic Central Banker's Bank of $ 515,000 at December 31, 2001 and required deposit balances at Equifax of $ 36,641 and $ 28,124 at December 31, 2002 and 2001,
respectively. These are maintained to cover processing costs and service charges.

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

The Corporation leases its facilities in Mercersburg under a noncancellable operating lease that expires in 2006. Total rent expense charged to operations was $ 22,200 for 2002, 2001 and 2000.

The Corporation leases its facilities in Chambersburg under a noncancellable lease that expires in September 2007, with a year-to-year basis thereafter. Total rent expense charged to operations was $ 9,600 and $ 3,200 for 2002 and 2001, respectively.

The Corporation also leases a site for an Automatic Teller Machine under a noncancellable operating lease that expires in 2003 with the right to negotiate an extended lease of two additional five year terms. Total rent expense charged to operations was $ 9,000 for 2002, 2001 and 2000. The lease rental for the second five years of the initial term is subject to negotiation.


Note 18.	Commitments (Continued)

Following is a schedule, by years, of future minimum rentals under the lease agreements as of December 31, 2002:


                Year Ending
                    2003        $  34,800
                    2004           31,800
                    2005           31,800
                    2006           31,800
                    2007            7,200
                                ---------
                                $ 137,400
                                =========

Note 19.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                              - - - - - - 2002 - - - - - -     - - - - - - 2001 - - - - - -
                                  Carrying          Fair         Carrying           Fair
                                    Amount          Value         Amount            Value

FINANCIAL ASSETS
   Cash and due from banks       $   8,943       $   8,943      $    8,080       $    8,080
   Interest bearing deposits
      with banks                     1,644           1,644           2,717            2,717
   Securities available for sale    50,838          50,838          55,601           55,601
   Loans receivable                187,537         189,121         167,677          170,549
   Accrued interest receivable       1,013           1,013           1,196            1,196
   Other bank stock                  3,162           3,162           3,404            3,404

FINANCIAL LIABILITIES
   Time certificates                70,074          70,877          77,067           77,580
   Other deposits                  117,483         117,483         100,532          100,532
   Other borrowed funds             39,052          39,233          37,341           37,399
   Accrued interest payable            287             287             429              429

Note 20.	Regulatory Matters

Dividends paid by Tower Bancorp Inc. are generally provided from the subsidiary bank's dividends to Tower. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent. The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus retained earnings (as defined) from the prior two years. Dividends that the Bank could declare without approval of the Comptroller of the Currency, amounted to approximately $ 7,381,375, and $ 5,945,243 for 2002 and 2001,
respectively.

Note 20.	Regulatory Matters (Continued)

The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the corporation's financial statements. Under capital adequacy guidelines, the corporation is required to maintain minimum capital ratios. The "leverage ratio", compares capital to adjusted total balance sheet assets while risk-based ratios compare capital to risk-weighted assets and off-balance sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Tower Bancorp's capital ratios to regulatory minimums at December 31 is as follows:

                                Tower Bancorp        Regulatory
                                                       Minimum
                              2002         2001      Requirements
Leverage ratio               11.72%       11.61%          3%
Risk-based capital ratio
   Tier I (core capital)     17.48%       16.96%          4%
Combined Tier I and Tier II
   (core capital plus

   allowance for loan
   losses)                   18.95%       18.24%          8%

As of December 31, 2002 the most recent notification from the Office of the Comptroller of the Currency categorized the financial institution as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the financial institution's category.



      TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

              SELECTED FIVE-YEAR FINANCIAL DATA

<TABLE
                             2002      2001      2000      1999      1998
Income (000 omitted)

  Interest income          $ 15,857  $ 16,510  $ 15,523  $ 13,648  $ 12,548
  Interest expense            5,252     6,988     7,295     6,079     5,342
  Provision for loan losses     310       120         0         0         0
                           --------  --------  --------  --------  --------
  Net interest income
    after provision for
    loan losses              10,295     9,402     8,228     7,569     7,206
  Other operating income      2,980     2,937     3,615     2,822     2,082
  Other operating expenses    6,659     6,702     6,261     5,941     5,133
                           --------  --------  --------  --------  --------
  Income before income
    Taxes                     6,616     5,637     5,582     4,450     4,155
  Applicable income tax       1,763     1,636     1,489     1,247     1,246
                           --------  --------  --------  --------  --------
    Net income             $  4,853  $  4,001  $  4,093  $  3,203  $  2,909
                           ========  ========  ========  ========  ========


Per share amounts are based on the following weighted average shares outstanding after giving retroactive recognition to a 100% stock dividend issued in July 1998.

2002 - 1,737,298       2000 - 1,761,699       1998 - 1,732,479
2001 - 1,745,847       1999 - 1,763,548

Net income            $  2.79   $  2.29   $  2.32   $  1.82   $  1.68
Cash dividend             .84      1.12       .56       .97       .43
Book value              18.92     16.33     15.14     12.56     13.02

Year-End Balance Sheet Figures
   (000 omitted)        2002         2001         2000         1999         1998

Total assets         $ 262,589    $ 245,574    $ 224,512    $ 206,874    $ 187,335
Net loans              185,905      166,100      145,984      130,041      121,800


Total investment
  Securities            54,000       59,005       60,022       55,846       48,517
Deposits - noninterest
  Bearing               13,297       13,328       16,359       13,746       11,346
Deposits - interest
  Bearing              174,260      164,271      160,638      145,978      131,120
Total deposits         187,557      177,599      176,997      159,724      142,466
Total stockholders'
  Equity                32,866       28,518       26,676       22,136       22,552

Ratios

Average equity/average
  assets                12.10        11.96        10.96        11.42        12.72
Return on average
  equity                15.81        14.40        17.17        14.09        13.54
Return on average
  assets                 1.91         1.72         1.88         1.63         1.72

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

SUMMARY OF QUARTERLY FINANCIAL DATA

	The unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are as follows:

                                      2002                                  2001
($ 000 omitted except  - - - - - Quarter Ended - - - - - -  - - - - - - Quarter Ended - - - - -
 per share
                       Mar. 31  June 30  Sept. 30  Dec. 31  Mar. 31  June 30  Sept. 30  Dec. 31

Interest income        $ 4,113  $ 4,008  $ 3,971   $ 3,765  $ 4,097  $ 4,219  $ 4,225   $ 3,969
Interest expense         1,444    1,399    1,313     1,096    1,902    1,839    1,785     1,462
                       -------  -------  -------   -------  -------  -------  -------   -------
Net interest income      2,669    2,609    2,658     2,669    2,195    2,380    2,440     2,507
Provision for loan
   Losses                   60       70       90        90       30       30       30        30
                       -------  -------  -------   -------  -------  -------  -------   -------
Net interest income
   after provision
   for loan losses       2,609    2,539    2,568     2,579    2,165    2,350    2,410     2,477
Other income             1,212      799      720       249    1,012      624    1,059       242
Other expenses           1,820    1,774    1,739     1,326    1,700    1,763    1,821     1,418
                       -------  -------  -------   -------  -------  -------  -------   -------
Operating income
   before income
   taxes                 2,001    1,564    1,549     1,502    1,477    1,211    1,648     1,301
Applicable income taxes    553      420      409       381      369      307      435       525

                       -------  -------  -------   -------  -------  -------  -------   -------
Net income             $ 1,448  $ 1,144  $ 1,140   $ 1,121  $ 1,108  $   904  $ 1,213   $   776
                       =======  =======  =======   =======  =======  =======  =======   =======
Net income applicable
   to common stock
Per share data:
Net income             $   .83  $   .66  $   .66   $   .64  $   .63  $   .51  $   .69   $   .46

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
Years Ended December 31


                            Average                          Average                         Average
                            Balance     Interest  Rate       Balance     Interest  Rate      Balance     Interest    Rate
                        - - - - - - - 2002 - - - - - -     - - - - - - 2001 - - - - - - -     - - - - - 2000 - - - - - -
                                 (000 omitted)                    (000 omitted)                    (000 omitted)
Assets
Investment Securities:
  Taxable interest income   $   15,491   $   1,352   8.7%    $   21,973   $   1,852   8.4%    $   25,767   $   2,101   8.2%
  Nontaxable interest
   Income                       21,222       1,153   5.4%        20,060       1,034   5.2%        15,673         793   5.1%
                            ----------   ---------   ----    ----------   ---------   ----    ----------   ---------   ----
  Total investment
   securities                   36,713       2,505   6.8%        42,033       2,886   6.9%        41,440       2,894   7.0%
Loans (net of unearned
   discounts)                  183,805      13,207   7.2%       158,570      13,380   8.4%       140,788      11,945   8.5%
Other short-term
   investments                  20,726         145   0.7%        20,957         244   1.3%        22,700         684   3.0%
                            ----------   ---------   ----    ----------   ---------   ----    ----------   ---------   ----
     Total interest
      earning assets           241,244   $  15,857   6.6%       221,560    $ 16,510   7.5%       204,928    $ 15,523   7.6%
                                         =========   ====                  ========   ====                  ========   ====
Allowance for loan

   losses                  (     1,606)                      (    1,581)                      (    1,652)
Cash and due from
   banks                         8,511                            6,598                            5,088
Bank premises and
   equipment                     3,416                            3,020                            3,140
Other assets                     2,517                            2,683                            5,946
                             ---------                        ---------                        ---------
     Total assets            $ 254,082                        $ 232,280                        $ 217,450

Liabilities and Stockholders' Equity
Interest bearing
   demand deposits          $   76,373   $     932   1.2%     $  63,422    $  1,254   2.0%     $   52,740   $  1,230   2.3%
Savings deposits                22,792         200   0.9%        24,828         541   2.2%         30,139      1,004   3.3%
Time deposits                   71,631       2,665   3.7%        77,054       4,044   5.2%         69,006      3,669   5.3%
Short-term borrowings           41,487       1,455   3.5%        24,990       1,149   4.6%         26,077      1,392   5.3%
                            ----------   ---------   ----    ----------   ---------   ----    ----------   ---------   ----
     Total interest
      bearing liabilities      212,283   $   5,252   2.5%       190,294    $  6,988   3.7%        177,962   $ 7,295    4.1%
                                         =========   ====                  ========   ====                  ========   ====
Demand deposits                 12,470                           12,840                            13,857
Other liabilities                1,367                            1,365                             1,225
                            ----------                       ----------                        ----------
Total liabilities              223,390                          204,499                           193,044
Stockholders' equity            30,692                           27,781                            24,406
     Total liabilities
      & stockholders'
      equity                $  254,082                       $  232,280                        $ 217,450
Net interest income/net
   yield on average earning
   assets                                $  10,605   4.4%                  $  9,522   4.3%                  $ 8,228   4.0%
                                         =========   ====                  ========   ====                  ========   ====

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CHANGES IN NET INTEREST INCOME
TAX EQUIVALENT YIELDS

                                                2002 Versus 2001
                                               Increase (Decrease)
                                                Due to Change in
                                                                 Total
                                      Average     Average      Increase
                                      Volume        Rate      (Decrease)
                                               (000 omitted)
Interest Income
   Loans (net of unearned
     discounts)                       $ 2,120    ($ 2,293)    ($    173)
   Taxable investment securities     (    544)         44     (     500)
   Nontaxable investment securities        60          59           119
   Other short-term investments      (      3)   (     96)    (      99)
                                      -------     -------      --------
      Total interest income             1,633    (  2,286)    (     653)
                                      -------     -------      --------
Interest Expense
   Interest bearing demand                259    (    581)    (     322)
   Savings deposits                  (     45)   (    296)    (     341)
   Time deposits                     (    282)   (  1,097)    (   1,379)
   Other short-term borrowings            759    (    453)          306
                                      -------     -------      --------
      Total interest expense              691    (  2,427)    (   1,736)
                                      -------     -------      --------
      Net interest income                                      $  1,083
                                                               ========


                                                2002 Versus 2001
                                               Increase (Decrease)
                                                Due to Change in
                                                                 Total
                                      Average     Average      Increase
                                      Volume        Rate      (Decrease)
                                               (000 omitted)
Interest Income
   Loans (net of unearned discounts)  $ 1,511    ($    76)    $  1,435
   Taxable investment securities     (    311)         62    (     249)
   Nontaxable investment securities       224          17          241
   Other short-term investments      (     52)   (    388)   (     440)
      Total interest income             1,372    (    385)         987
                                      -------     -------      --------
Interest Expense
   Interest bearing demand                246    (    222)          24
   Savings deposits                  (    175)   (    288)   (     463)
   Time deposits                          427    (     52)         375
   Other short-term borrowings       (     58)   (    185)   (     243)
                                      -------     -------      --------
      Total interest expense              440    (    747)   (     307)
                                      -------     -------      --------
      Net interest income                                     $  1,294
                                                              =========

Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

MATURITIES OF INVESTMENT SECURITIES

December 31, 2002

	The following table shows the maturities of investment securities at amortized cost as of December 31, 2002, and weighted average yields of such securities. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.

                                                    After 5
                                          After 1    years
                                          year but    but
                              Within      within 5   within    After 10
                              1 year       years    10 years    years       Total
                                                  (000 omitted)
Bonds:

   U.S. Government agencies/
     mortgage-backed securities
     Book value              $     526    $ 1,816    $ 2,824    $  2,986    $  8,152
     Yield                        5.31%      4.57%      5.45%       5.71%       5.34%

   State and municipal
     Book value              $     100    $ 1,433    $ 3,448    $ 17,179    $ 22,160
     Yield                        5.82%      5.88%      7.18%       7.35%       7.22%

   Other
     Book value              $     400    $   471    $   222    $  1,439    $  2,532
     Yield                        6.54%      5.59%      8.12%       2.39%       4.13%

     Total book value        $   1,026    $ 3,720    $ 6,495    $ 21,607    $ 32,844
                             =========    =======    =======    ========    ========
     Yield                        5.84%      5.20%      6.46%       6.79%       6.52%
                             =========    =======    =======    ========    ========
Equity Securities:
   Total Equity Securities                                                  $ 14,667
                                                                            ========
     Yield                                                                      2.49%
                                                                            ========
   Total Investment Securities                                              $ 47,511
                                                                            ========
     Yield                                                                      5.28%
                                                                            ========

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

         Net income was $ 4,853,000 in 2002 compared to $ 4,001,000 in 2001 and $ 4,093,000 in 2000. Net income on an adjusted per share basis for 2002 was $ 2.79 up $ .50 from $ 2.29, realized during 2001.

          Total interest income decreased $ 653,000 from 2001 to 2002 and increased $ 987,000 from 2000 to 2001. Decreases in 2002 were due to reduction in rates while increases in 2001 were primarily due to volume increases in average earning assets. Average loans outstanding in 2002 increased 11.8% over 2001. This coupled with lower rates resulted in a 1.3% decrease in interest income from loans in 2002 as compared to a 12.0% increase realized in 2001. Earnings on investments (excluding gains from sales) decreased 15.3% in 2002 compared to a 12.5% decrease in 2001. This decrease was primarily the result of decreased average rates of investment securities which decreased to 4.6% in 2002 from 5.0% in 2001. Total average earning assets increased 8.9% in 2002 compared to 8.1% in 2001. Increases in earning assets during 2002 and 2001 were proportionately higher in loans, which typically produce higher yields than investments thus producing the higher earnings during 2002 and 2001.

          Interest from loans accounted for 83% of total interest income for 2002, as compared to 81% and 77% for 2001 and 2000, respectively. Interest and dividends on investments amounted to $ 2,650,000 or 17% of interest income for 2002, as compared to $ 3,130,000 or 19% in 2001, and $ 3,578,000 or 23% in 2000.

           Total interest expense was $ 5,252,000 for 2002, a decrease of $ 1,736,000 over the $ 6,988,000 for 2001. The increase in total average deposits was 2.9% in 2002 compared to 7.5% in 2001. Overall growth was moderate during 2002 and 2001 with interest bearing demand deposits increasing 20.4% and time deposits and savings decreasing 7.1% and 8.2%, respectively. Although overall growth was moderate during 2002, rates decreased 1.20% which caused a decrease in interest expense on deposits of 35%. There were some significant changes in the level of borrowed funds resulting in an overall increase in interest expense on borrowed funds by 26.6%. This change in volume along with the decreased level of rates paid for deposits and on borrowed funds was offset by proportional increases in average volumes and decreases in rates for earning assets, which caused the overall net interest margin to stay relatively constant for 2002 and 2001 at 4.4% and 4.3%, respectively.

           The Corporation's net charge-offs have been lower than peer group performance for the past five years. Net charge-offs were $ 255,000, $ 129,000, and $ 125,000 for 2002, 2001 and 2000,
respectively. Previous years' net recoveries, as well as an improving loan portfolio, have allowed the bank to have a current year provision of $ 310,000, $ 120,000, and $ 0 for 2002, 2001 and 2000,
respectively. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and other economic conditions.

          Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and act more readily on loans with deteriorating trends.
As a result, nonaccrual loans have decreased and were less than 1% of total loans over the past several years.

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

          Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers'


checks, money orders and savings bonds, fees for trust services, fees for investment services, securities gains and losses and other income, such as safe deposit box rents. Other income increased
$ 43,000 or 1.5% for 2002 over 2001, and decreased $ 678,000 or
18.8% for 2001 over 2000. The increase in 2002 was due to income derived from increases in service fees charged. Excluding the one time gains reported in 2000, other income for 2001 increased 27% over 2000, mostly related to investment gains.

          The noninterest expenses are classified into four main categories: salaries and employee benefits; occupancy expenses, which include depreciation, maintenance, utilities, taxes and insurance; equipment expenses, which include depreciation, rents and maintenance; and other operating expenses, which include all other expenses incurred in operating the Corporation.

          Personnel related expenses increased $ 347,000 or 10.8% in 2002 over 2001, compared to an increase of $ 185,000 or 6.1% in 2001 over 2000. Occupancy and equipment expense decreased by 3.2% from 2002 to 2001 compared to 16.8% from 2001 to 2000. Management expected noninterest expenses to increase in 2002 and 2001 with the opening of their new branches and they expect noninterest expense to continue increasing as their plans to expand take place. Total noninterest expenses decreased .5% in 2002, compared to an increase of 7.0% and 5.4% in 2001 and 2000, respectively.

           Applicable income taxes changed between 2000, 2001 and 2002 as a result of changes in pre-tax accounting income and taxable income. As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, interest income on nonaccrual loans and unrealized gains and losses on investment securities available for sale as accounted for under SFAS 115. The marginal tax rate at which deferred taxes were provided during 2002 and 2001 is 34%. At December 31, 2002 and 2001, deferred taxes amounted to ($ 804,000) and ($ 110,000), respectively. If all timing differences reversed in 2002, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

           The current level of nontaxable investment and loan income is such that the Corporation is not affected by the alternative minimum tax rules.

CRITICAL ACCOUNTING POLICIES

           The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          Financial Accounting Standards Board (FASB) Standard 142, which was effective for years beginning after December 15, 2001, addressed the financial accounting and reporting for acquired goodwill and other intangible assets. It does not address intangibles acquired as part of business combinations which is addressed by FASB 141. This statement also addresses how goodwill and intangibles are accounted for after they have been initially recognized. Management has evaluated the impact of this statement on the consolidated financial statements and has determined it is not material.

          Financial Accounting Standards Board (FASB) Standard 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Management does not expect there to be a significant impact from this statement, since they have elected not to expense options under the fair value based method.

LIQUIDITY RISK MANAGEMENT

          Liquidity and interest rate sensitivity are related but distinctly different from one another.

          Liquidity involves the Corporation's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Liquidity available to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources providing funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings. At December 31, 2002, the Corporation had off-balance sheet liabilities in the form of commitments to extend credit and letters of credit in the amount of $ 27,199,564. The Corporation also has available additional borrowing capacity of up to $ 74,056,100.

Interest Rate Sensitivity Analysis

          A number of measures are used to monitor and manage interest rate risk including income simulation and interest sensitivity (gap) analysis. An income simulation model is used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment, repricing and maturity of loan related assets; deposit sensitivity; market conditions and changes in other financial instruments. The Corporation's policy objective is to limit the change in annual earnings to 20% of projected earnings. At December 31, 2002, based on the results of the simulation model, the Corporation would expect a change in net interest income of $ 378,774 if interest rates gradually decreased or increased, respectively, from current rates by 300 basis points over a 12-month period.

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

          The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 which are anticipated by the Corporation, based upon certain assumptions described below, to reprice or mature in each of the future time periods shown. Adjustable-rate assets and liabilities are included in the table in the period in which their interest rates can next be adjusted.


          Money market, NOW and savings accounts have been included in rate sensitive liabilities of "Zero - 90 days" due to these funds being subject to immediate withdrawal.

                             Due 0 - 90   Due 91 - 360   Due After 1
                                 Days          Days          Year        Total
                                               (000 omitted)
Rate sensitive assets
   Interest bearing
      Deposits with banks
      and investment
      securities            $     1,101     $   2,973     $   48,408  $   52,482
   Real estate, commercial
      and consumer loans         36,808        58,475         92,254     187,537
                            -----------     ---------     ----------  ----------
                            $    37,909     $  61,448     $  140,662  $  240,019
                            -----------     ---------     ----------  ----------
Rate sensitive liabilities
   Certificates of
      deposit over
      $   100,000           $     2,738     $   8,665     $    3,716  $   15,119
   Other certificates of
      deposit                     9,318        23,113         22,524      54,955
   Money market deposit
      accounts                   79,463             0              0      79,463
   NOW accounts and other
      savings deposits           24,723             0              0      24,723
   Federal funds and other
      Liabilities                14,052             0         25,000      39,052
                            -----------     ---------     ----------  ----------
                            $   130,294     $  31,778     $   51,240  $  213,312
   Cumulative interest
      sensitive GAP        (     92,385)   (   62,715)        26,707      26,707
   Cumulative interest
      sensitive GAP ratio  (     35.18%)   (   23.88%)        10.17%      10.17%

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

(In Thousands)    - - - - - - - Principal/Notional Amount Maturing In: - - - - - - -     Fair
Rate sensitive
   assets           2003     2004     2005     2006     2007    Thereafter     Total     Value
Fixed interest
   rate loans      23,345   11,182  10,616    7,552    6,870      54,870      114,435   116,019
Average interest
   rate              7.18     8.06    7.80     7.44     7.31        6.84         7.21
Variable interest
   rate loans      12,865    2,845   2,966    2,993    3,056      48,377       73,102    73,102
Average interest
   rate              5.64     5.11    5.05     5.06     5.07        5.23         5.27
Fixed interest
   rate securities  2,271    1,155     808    1,729    1,141      28,628       35,732    39,059
Average interest
   rate              5.61     5.42    5.30     4.55     5.34        5.10         5.13
Noninterest bearing
   checking         2,185      656     656      656      218       8,926       13,297    13,297
Savings and
   interest bearing
   checking         3,126    2,084   2,084    2,084    1,042      93,766      104,186   104,186
Average interest
   rates              .77      .77     .77      .77      .77         .77          .77
Time deposits      44,084    7,682  11,927    1,755    4,626           0        70,074   70,877
Average interest
   rates             3.08     3.20    3.52     4.41     4.10           0          3.27
Fixed interest rate
   borrowings           0        0       0        0        0      25,000        25,000   25,181
Variable interest
   rate barrowings 14,052        0       0        0        0           0        14,052   14,052
Borrowings average
   interest rate     1.85        0       0        0        0        4.86          3.78

CAPITAL FUNDS

          Internal capital generation has been the primary method utilized by Tower Bancorp Inc. to increase its capital. Stockholders' equity, which exceeded $ 32.8 million at December 31, 2002 has steadily increased. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Tower Bancorp's capital ratios to regulatory minimums at December 31 is as follows:

                        Tower Bancorp             Regulatory
                                                     Minimum
                      2002         2001           Requirements
Leverage ratio       11.72%       11.61%               3%


Risk-based capital
   ratio Tier I
   (core capital)    17.48%       16.96%               4%
Combined Tier I
   and Tier II
   (core capital
   plus allowance
   for loan losses)  18.95%       18.24%               8%

          Tower Bancorp, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines. Certain ratios are useful in measuring the ability of a company to generate capital internally.

          The following chart indicates the growth in equity capital for the past three years.

                                    2002        2001     1999
Equity capital at December 31
   ($ 000 omitted)               $ 32,866    $ 28,518  $ 26,676
Equity capital as a percent
   of assets at December 31        12.52%      11.61%    11.88%
Return on average assets            1.91%       1.72%     1.88%
Return on average equity           15.81%      14.40%    17.17%
Cash dividend payout ratio         30.04%      49.11%    24.09%


STOCK MARKET ANALYSIS AND DIVIDENDS

          The corporation's common stock is traded in the over-the-counter market. As of December 31, 2002 the approximate number of shareholders of record was 1,035.


                                                     Cash
     2002                    Market Price          Dividend

First Quarter              $ 23.50 - 25.20          $ .32
Second Quarter               24.30 - 26.25            .16
Third Quarter                25.75 - 27.25            .18
Fourth Quarter               26.10 - 30.00            .18

                                                     Cash
     2001                    Market Price          Dividend

First Quarter              $ 18.68 - 19.51          $   0
Second Quarter               18.44 - 20.97            .22
Third Quarter                19.48 - 23.60            .50
Fourth Quarter               21.53 - 24.75            .40

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


1.  The First National Bank of Greencastle, Center Square,
    Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.





                                                      EXHIBIT 23.1

              CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tower Bancorp, Inc.


	We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No. 333-40661) of our report dated January 16, 2003, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 2002, which report is incorporated by reference in the December 31, 2002 annual report to stockholders on Form 10-K of Tower Bancorp, Inc.


                          /s/SMITH ELLIOTT KEARNS & COMPANY, LLC
                          --------------------------------------

Chambersburg, PA
March 15, 2003


                                                     EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Jeffrey B. Shank
                                     -----------------------------
                                     Chief Executive Officer
                                     March 15, 2003

                                                    EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                    ---------------------------
                                     Chief Financial Officer
                                     March 15, 2003