Form 10-Q
period 2003-03-31
TOWER BANCORP INC
filed 2003-05-09
CIK 740942

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003
Commission file number:  2-89573


                    TOWER BANCORP INC.
------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1445946
-------------------------------               --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

Center Square
Greencastle, Pennsylvania                             17225
-------------------------                     --------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 597-2137
                                             ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No
                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,735,094 shares of common stock outstanding at March 31, 2003












                          Page 1 of 21 pages








                          TOWER BANCORP, INC.

                                 INDEX


                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - March 31, 2003
     and December 31, 2002                                         4
   Condensed consolidated statements of income - three months
     ended March 31, 2003 and 2002                                 5
   Condensed consolidated statements of comprehensive income -
     three months ended March 31, 2003 and 2002                    6
   Condensed consolidated statements of cash flows - three
     months ended March 31, 2003 and 2002                          7
   Notes to condensed consolidated financial statements      8 and 9

   Management's discussion and analysis of financial
     condition and results of operations                   10 and 11

PART II - OTHER INFORMATION                                       13

   Item 6 - Index to Exhibits and Reports on Form 8-K             13

   Signatures                                                     14

   Certifications of Principal Executive Officer
     and Principal Financial Officer                         15 - 18

   Exhibits                                                  19 - 21













                          Page 2 of 21 pages






















                    PART I - FINANCIAL INFORMATION
          TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                              March 31,    December
                                                2003      31, 2002
                                             (Unaudited  (Audited)*
                                                 )
                                                   (000 Omitted)
ASSETS
Cash and due from banks                       $   6,839     $   8,943
Interest bearing balances with banks              1,255         1,644
Investment securities available for sale         49,561        50,838
Restricted bank stock                             3,162         3,162
Loans                                           187,259       187,537
Less:  reserve for possible loan losses       (   1,657)   (    1,632)
Bank premises, equipment, furniture and
  fixtures                                        4,172         3,876
Accrued interest receivable                       1,011         1,013
Cash surrender value of life insurance            6,404         6,306
Other assets                                        655           902
                                              ---------     ---------
     Total assets                             $ 258,661     $ 262,589
                                              =========     =========
LIABILITIES AND CAPITAL
Deposits in domestic offices:
  Demand                                      $  17,145     $  13,297
  Savings                                       107,765       104,186
  Time                                           69,762        70,074
Liabilities for borrowed money                   27,731        39,052
Accrued interest payable                            264           287
Other liabilities                                 3,095         2,827
                                              ---------     ---------
     Total liabilities                          225,762       229,723
                                              ---------     ---------
EQUITY CAPITAL
Capital stock, common, authorized 5,000,000
   shares; 1,780,100 shares issued                2,225         2,225
Additional paid-in capital                        6,719         6,713
Retained earnings                                23,227        22,999
Accumulated other comprehensive income             1971          2195
Less:  cost of treasury stock                 (   1,243)   (    1,266)
                                              ---------     ---------
     Total equity capital                        32,899        32,866
                                              ---------     ---------
     Total liabilities and capital            $ 258,661     $ 262,589
                                              =========     =========

*  Condensed from audited financial
statements.
    The accompanying notes are an integral part of these condensed financial statements.

                          Page 4 of 21 pages
          TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)

                                                       2003        2002
                                                         (000 Omitted)
Interest Income
  Interest & fees on loans                          $   3,122   $     3,348
  Interest  on  investment securities available
     for sale                                             525           722
  Interest on deposits with banks                          23            43
                                                    ----------  -----------
  Total interest & dividend income                      3,670         4,113
                                                    ----------  -----------
Interest Expense
  Interest on deposits                                    734         1,054
  Interest on borrowed money                              377           390
                                                    ----------  -----------
     Total interest expense                             1,111         1,444
                                                    ----------  -----------
     Net interest income                                2,559         2,669
                                                    ----------  -----------
Provision for loan losses                                  90            60

Net interest income after provision for loan losses     2,469         2,609
                                                    ----------  -----------
Other Income
  Investment service income                                61             3
  Service charges on deposit accounts                     207           149
  Other service charges and fees                           68            67
  Other operating income                                  111            81
  Investment securities gains (losses)                    918           909
                                                   ----------  -----------
     Total other income                                 1,365         1,212
Other Expense                                       ----------  -----------
  Salaries, wages and other benefits                      937           882
  Occupancy expense of bank premises                      113           100
  Furniture and fixture expense                           130           129
  Other operating expenses                                716           709
                                                    ----------  -----------
     Total other expenses                               1,896         1,820
                                                    ----------  -----------
     Income before taxes                                1,938         2,001
Applicable income taxes                                   532           553
                                                    ----------  -----------
     Net income                                     $   1,406   $     1,448
                                                    =========   ===========
Earnings per share:
  Basic earnings per share                          $      0.81 $      0.83
  Weighted average shares outstanding               $ 1,732,476 $ 1,745,580
  Diluted earnings per share                        $      1.80 $      0.62
  Weighted average shares outstanding               $ 1,759,000 $ 1,775,902

The accompanying notes are an integral part of these condensed financial statements.

                          Page 5 of 21 pages
          TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)

                                                   2003         2002
                                                     (000 Omitted)

Net income                                       $    1,406  $     1,448
                                                 ----------  -----------

Other comprehensive income:

   Unrealized holding gains (losses)                    578        1,086

     Reclassification adjustment for gains
       realized in net income                    (      918) (       909)
                                                 ----------- ------------
                                                 (      340)         177

Tax effect                                              116  (        60)
                                                 ----------- ------------
Other comprehensive income                       (      224)         117
                                                 ----------- ------------
Comprehensive income                             $    1,182  $     1,565
                                                 ==========  ============

























    The accompanying notes are an integral part of these condensed financial statements.

                          Page 6 of 21 pages

          TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 2003 and 2002
                              (UNAUDITED)

                                                      2003            2002
                                                      (000 Omitted)
Cash flows from operating activities:
  Net income                                      $     1,406    $     1,448
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        96            114
      Provision for loan losses                            90             60
      (Gain) on sale of investment securities     (       918)   (       909)
      (Increase) in cash surrender value of life
        insurance                                 (        98)   (        48)
      (Increase) decrease in other assets                 247    (       498)
      (Increase) decrease in interest receivable            2    (        37)
      (Decrease) increase in interest payable     (        23)   (        68)
      Increase in other liabilities                       384          1,431
                                                  -----------    -----------
Net cash provided by operating activities               1,186          1,493
                                                  -----------    -----------
Cash flows from investing activities:
  Loans (net)                                             213    (    13,179)
  Purchases of bank premises, equipment,
    furniture and fixtures                        (       392)   (       701)
  Interest bearing balances with banks                    389            295
  Purchases of available for sale securities      (     1,290)   (     1,276)
  Maturities/sales of available for sale                3,145          3,910
    securities
  Purchase of restricted bank stock                         0    (       330)
                                                  -----------     -----------
Net cash provided(used) by investing
activities                                              2,065    (    11,281)
                                                  -----------     -----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                  7,115          2,852
   Cash dividends paid                            (     1,178)   (       562)
   Purchase of treasury stock                     (       221)   (       262)
   Debt (net)                                     (    11,321)         4,423
   Proceeds from sale of capital stock                    250             89
                                                   -----------   -----------
Net cash provided (used) by financing
  activities                                      (     5,355)         6,540
                                                  -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                     (     2,104)   (     3,248)

Cash and cash equivalents at beginning of year          8,943          8,080
						  -----------    -----------
Cash and cash equivalents at end of quarter       $     6,839    $     4,832
                                                  ===========    ===========







         The accompanying notes are an integral part of these
                    condensed financial statements.

                          Page 7 of 21 pages

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2003
                              (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of March 31, 2003 and the results of its operations for the three month period ended March 31, 2003 and 2002.

          The results of operations for the three month period ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.   Stock Option Plans

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







                          Page 8 of 21 pages

Note 4.   Stock Option Plans (Continued)

          123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                         2003        2002
                                                        Three Months Ended
                                                             March 31

          Net income (000) omitted      As reported    $ 1,406    $ 1,448
                                        Pro forma        1,394      1,437

          Basic earnings per share      As reported        .81        .83
                                        Pro forma          .80        .82

          Earnings per share assuming   As reported        .80        .82
            dilution                    Pro forma          .79        .81






































                          Page 9 of 21 pages


                             TOWER BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

       Net income for the first quarter of 2003 was $ 1,406,000 compared to $ 1,448,000 for the first quarter of 2002. Net income on a per share basis for 2003 was $ .81, down $ .02 from the $ .83 realized during the first three months of 2002.

       Total interest income for the first three months of 2003 was $ 3,670,000 compared to $ 4,113,000 for the first three months of 2002. Decreases occurred primarily due to decreases in the yield on earning assets. Investment yields dropped 71 basis points and loan yields dropped 94 basis points from average yields realized in the first quarter of 2002. Average loan balances at March 31, 2003 increased 4.7% over those at March 31, 2002. However, loan balances remained flat with no growth from balances at December 31, 2002. Increases from March 31, 2002 were primarily in mortgage and commercial loans, which increased 7.6% and 15.1%, respectively since March 31, 2002. Earnings on investments for the first quarter decreased 27.3% over totals for the corresponding period in 2002. Decreases were attributable primarily to the aforementioned rate decreases and a 19.2% decrease in volume of average investments from 2002 totals.

       Total interest expense was $ 1,111,000 for the first quarter of 2003, a decrease of $ 333,000 from the $ 1,444,000 reported for the first quarter of 2002. Increases in average total deposits has been 5.7% since March 31, 2002. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits have decreased eighty eight basis points from prior year amounts. This coupled with the fact that the deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease 24.5% from 2002 totals. However, asset yields have decreased faster than corresponding decreases in cost of funds causing the net interest margin for the first quarter of 2003 to drop 23 basis points from the first quarter of 2002. The loan to deposit ratio was 96.2% at March 31, 2003 compared to 100% at March 31, 2002. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

       The bank made a $ 90,000 provision for loan losses during the first quarter of 2003. Net charge-offs were $ 65,000 during the first quarter of 2003 compared to $ 23,000 during the first quarter of 2002, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital.





                             Page 10 of 21 pages


       Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

       Noninterest income was $ 1,365,000 for the first quarter of 2003 representing a 12.6% increase over the first quarter of 2002. Increases were primarily in service charges on deposit accounts, investment service income, and securities gains.

       Noninterest expenses were $ 1,896,000 for the first quarter of 2003 compared to $ 1,820,000 for 2002. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

       The bank's effective income tax rate was 27.5% and 27.6% for the first three months of 2003 and 2002, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

       Total assets were $ 258,661,000 at March 31, 2003 compared to
$ 255,042,000 at March 31, 2002. This represents a growth rate of approximately 1.4%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 32,899,000 at March 31, 2003, representing 12.7% of total assets compared to $ 29,348,000 at March 31, 2002, which represented 11.5% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.

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





                             Page 11 of 21 pages













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

Item 5 - Other Information
--------------------------
        Not applicable

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

Exhibit Number Referred to               Description
Item 601 of Regulation S-K               of Exhibit

                                             99        Report of Independent
                                   Accountant's on Interim Financial
                                   Statements

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K:

        Current report on Form 8-K filed with the Commission on January 9,
        2003

        Current report on Form 8-K filed with the commission on January 24,
        2003

        Current report on Form 8-K filed with the commission on February 13,
        2003

        Current report on Form 8-K filed with the commission on April 4, 2003

                             Page 13 of 21 pages



                                 SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOWER BANCORP, INC.
                                    (REGISTRANT)



                                    /s/  Jeff B. Shank
                                    -----------------------------
                                    Jeff B. Shank, President, CEO
                                    (Principal Executive Officer)

Date:  May 7, 2002





                                    /s/Franklin T. Klink, III
                                    -----------------------------
                                    Franklin T. Klink, III,
                                    Treasurer
                                    (Principal Financial Officer)


Date:  May 7, 2002





















                             Page 14 of 21 pages


                                CERTIFICATION

I, Jeffrey B. Shank, President/CEO, certify, that:
   -------------------------------
     1.   I have reviewed this quarterly report on Form 10-Q of Tower
          Bancorp, Inc.

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


                             Page 15 of 21 pages


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


Date:     May 7, 2003              By:  /s/Jeff B. Shank
          -----------                   -------------------------
                                        Jeff B. Shank,
                                        President/CEO
                                        (Principal Executive
                                        Officer)
































                             Page 16 of 21 pages
                                CERTIFICATION


I, Franklin T. Klink, III, Treasurer, certify, that:
   ---------------------------------
     1.   I have reviewed this quarterly report on Form 10-Q of Tower
          Bancorp, Inc.

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and

                             Page 17 of 21 pages
               have identified for the registrant's auditors any material weaknesses in internal controls; and

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


Date:     May 7, 2003              By:  /s/Franklin T. Klink, III
          -----------                   -------------------------
                                        Franklin T. Klink, III
                                        Treasurer
                                        (Principal Financial
                                        Officer)

































                             Page 18 of 21 pages

                                 EXHIBIT 99


                       INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


          We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of March 31, 2003 and the related consolidated statements of income for the three months ended March 31, 2003 and 2002 and consolidated statements of comprehensive income for the three months ended March 31, 2003 and 2002 and consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 6, 2003






                             Page 19 of 21 pages


                              EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     -----------------------------
                                     Chief Executive Officer
                                     May 7, 2003


























                             Page 20 of 21 pages


                              EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     ---------------------------
                                     Chief Financial Officer
                                     May 7, 2003

























                             Page 21 of 21 pages