Form 10-Q
period 2003-06-30
TOWER BANCORP INC
filed 2003-08-11
CIK 740942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2003
                      -------------
Commission file number:  2-89573
                         -------

                          TOWER BANCORP INC.
                          ------------------
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                 25-1445946
-------------------------------               ----------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

Center Square
Greencastle, Pennsylvania                     17225
-------------------------                     -----
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including
 area code:                                   (717) 597-2137
                                               -------------

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

1,735,913 shares of common stock










                                  Page 1 of 23








                               TOWER BANCORP, INC.

                                      INDEX

                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - June 30, 2003
     and December 31, 2002                                         4
   Condensed consolidated statements of income - three months
     ended June 30, 2003 and 2002                                  5
   Condensed consolidated statements of income - six months
     ended June 30, 2003 and 2002                                  6
   Condensed consolidated statements of comprehensive income -
     six months ended June 30, 2003 and 2002                       7
   Condensed consolidated statements of cash flows - six
     months ended June 30, 2003 and 2002                           8
   Notes to condensed consolidated financial statements 9 and 10 Management's discussion and analysis of financial
     condition and results of operations                   11 and 12

PART II - OTHER INFORMATION                                       13

   Item 6 - Index to Exhibits and Reports on Form 8-K        14 - 15

   Signatures                                                     16

   Exhibits                                                  17 - 23


















                                  Page 2 of 23

















                         PART I - FINANCIAL INFORMATION





































                                  Page 3 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30,   December 31,
                                                  2003         2002*
                                               (Unaudited    (Audited)
     ASSETS                                         (000 omitted)
Cash and due from banks                        $     8,461    $    8,943
Interest bearing balances with banks                   966         1,644
Investment securities available for sale            57,104        50,838
Restricted bank stock                                3,348         3,162
Loans                                              194,563       187,537
Less:  reserve for possible loan losses        (     1,707)  (    1,632)
Bank premises, equipment, furniture
  and fixtures                                       4,098         3,876
Accrued interest receivable                          1,009         1,013
Cash surrender value of life insurance               6,484         6,306
Other assets                                           253           902
                                               -----------    ----------
          Total assets                         $   274,579    $  262,589
                                               ===========    ==========
     LIABILITIES AND CAPITAL
Deposits in domestic offices:
   Demand                                      $    18,883    $   13,297
   Savings                                         109,797       104,186
   Time                                             70,190        70,074
Liabilities for borrowed money                      37,728        39,052
Accrued interest payable                               235           287
Other liabilities                                    3,189         2,827
                                               -----------    ----------
          Total liabilities                        240,022       229,723
                                               -----------    ----------
     EQUITY CAPITAL
Capital stock, common, authorized 5,000,000
   shares; 1,780,100 shares issued                   2,225         2,225
Additional paid-in capital                           6,722         6,713
Retained earnings                                   24,034        22,999
Accumulated other comprehensive income               2,806         2,195
Less:  cost of treasury stock                  (     1,230)  (    1,266)
          Total equity capital                      34,557        32,866
                                               -----------    ----------
          Total liabilities and capital        $   274,579    $  262,589
                                                ===========  ============
                                                        ===

 *  Condensed from audited financial statements




              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 4 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                               2003          2002
                                                 (000 Omitted)
Interest Income
   Interest & fees on loans                 $     3,094   $     3,340
   Interest on investment
      securities available for sale                 551           631
   Interest on deposits with banks                   18            37
                                            -----------   -----------
         Total interest & dividend income         3,663         4,008
Interest Expense                            -----------   -----------
   Interest on deposits                             705           995
   Interest on borrowed money                       398           404
                                            -----------   -----------
         Total interest expense                   1,103         1,399
                                            -----------   -----------
         Net interest income                      2,560         2,609
Provision for loan losses                            90            70
                                            -----------   -----------
Net interest income after
   provision for loan losses                      2,470         2,539
                                            -----------   -----------
Other Income
   Investment service income                          5            12
   Service charges on deposit accounts              206           149
   Other service charges                             82            69
   Other operating income                            91            83
   Investment securities gains (losses)             679           486
                                            -----------   -----------
         Total other income                       1,063           799
                                            -----------   -----------
Other Expense
   Salaries, wages and other benefits               913           873
   Occupancy expense of bank premises               103            96
   Furniture and fixture expense                    131           142
   Other operating expenses                         847           663
                                            -----------   -----------
         Total other expenses                     1,994         1,774
                                            -----------   -----------
         Income before taxes                      1,539         1,564
Applicable income taxes                             419           420
                                            -----------   -----------
         Net income                         $     1,120   $     1,144
                                            ===========   ===========
Earnings per share:
Basic Earnings per share                    $      0.65   $      0.66
Weighted average shares outstanding           1,734,996     1,737,078
Diluted Earnings per share                  $      0.64   $      0.65
Weighted Average Shares Outstanding           1,762,832     1,761,836

              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 5 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                  2003         2002
                                                    (000 Omitted)
Interest Income
   Interest & fees on loans                    $     6,216  $     6,688
   Interest on investment
      securities available for sale                  1,076        1,353
   Interest on deposits with banks                      41           80
                                               -----------  -----------
         Total interest & dividend income            7,333        8,121
                                               -----------  -----------
Interest Expense
   Interest on deposits                              1,439        2,049
   Interest on borrowed money                          775          794
                                               -----------  -----------
         Total interest expense                      2,214        2,843
                                               -----------  -----------
         Net interest income                         5,119        5,278

Provision for loan losses                              180          130
                                               -----------  -----------
Net interest income after
   provision for loan losses                         4,939        5,148
                                               -----------  -----------
Other Income
   Investment service income                            66           15
   Service charges on deposit accounts                 413          298
   Other service charges                               150          136
   Other operating income                              202          167
   Investment securities gains (losses)              1,597        1,395
                                               -----------  -----------
         Total other income                          2,428        2,011
                                               -----------  -----------
Other Expense
   Salaries, wages and other benefits                1,850        1,755
   Occupancy expense of bank premises                  216          196
   Furniture and fixture expense                       261          271
   Other operating expenses                          1,563        1,372
                                               -----------  -----------
         Total other expenses                        3,890        3,594
                                               -----------  -----------
         Income before taxes                         3,477        3,565
Applicable income taxes                                951          973
                                               -----------  -----------
         Net income                            $     2,526  $     2,592
                                               ===========  ===========
Earnings per share:
Basic Earnings per share                       $      1.46  $      1.49
Weighted average shares outstanding              1,733,743    1,741,311
Diluted Earnings per share                     $      1.43  $      1.47
Weighted Average Shares Outstanding              1,760,927    1,768,450

              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 6 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2003 and 2002
                                   (UNAUDITED)

                                                 2003        2002
                                                  (000 Omitted)

   Net income                                  $   2,526   $   2,592
                                               ---------   ---------
   Other comprehensive income:
      Unrealized holding gains (losses)            2,522       2,769
      Reclassification adjustment for gains
          realized in net income               (   1,597) (   1,395)
                                               ---------   ---------
                                                     925       1,374

   Tax effect                                  (     314) (     467)
                                               ---------   ---------
   Other comprehensive income (loss)                 611         907
                                               ---------   ---------
   Comprehensive income                        $   3,137   $   3,499
                                               =========   =========


























              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 7 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (UNAUDITED)

                                                         2003             2002
                                                          (000 Omitted)
Cash flows from operating activities:
  Net income                                         $     2,526     $     2,592
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          192             228
      Provision for loan losses                              180             130
      (Gain) on sale of investment securities        (     1,597)    (     1,395)
      (Increase) in cash surrender value of
        life insurance                               (       178)    (        97)
      (Increase)Decrease in other assets                     649     (       616)
      (Increase)Decrease in interest receivable                4              17
      Increase (decrease) in interest payable        (        52)    (       132)
      Increase (decrease) in other liabilities                48           1,122
                                                      ----------      ----------
Net cash provided by operating activities                  1,772           1,849
                                                      ----------      ----------
Cash flows from investing activities:
  Loans (net)                                        (     7,131)    (    16,829)
  Purchases of bank premises, equipment,
    furniture, and fixtures                          (       414)    (       794)
  Interest bearing balances with banks                       678             490
  Purchases of available for sale securities         (    10,047)    (     3,791)
  Maturities/sales of available for sale
    securities                                             6,303           7,047
  Purchase of restricted bank stock                  (       186)    (       448)
                                                      ----------      ----------
Net cash (used) by investing activities              (    10,797)    (    14,325)
                                                      ----------      ----------
Cash flows from financing activities:
  Net increase in deposits                                11,313           4,501
  Debt (net)                                         (     1,324)          7,277
  Cash dividends paid                                (     1,491)    (       835)
  Purchase of Treasury Stock                         (       264)    (       371)
  Proceeds from sale of capital stock                        309              89
                                                      ----------      ----------
Net cash provided by financing activities                  8,543          10,661
                                                      ----------      ----------
Net increase (decrease) in cash and cash
  equivalents                                        (       482)    (     1,815)

Cash and cash equivalents at beginning of year             8,943           8,080
                                                     -----------     -----------
Cash and cash equivalents at end of period           $     8,461     $     6,265
                                                     ===========     ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 8 of 23
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of June 30, 2003 and the results of its operations for the three and six month periods ended June 30, 2003 and 2002.

          The results of operations for the six month period ended
          June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.   Stock Option Plans

          The Corporation applies APB Option 25 and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost for the intrinsic value of options has been recognized. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method





                                  Page 9 of 23
Note 4.   Stock Option Plans (Continued)

          prescribed by FASB Statement No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                    2003     2002
                                                  Six Months Ended
                                                       June 30

          Net income (000) omitted   As reported   $ 2,526  $ 2,592
                                     Pro forma       2,514    2,581

          Basic earnings per share   As reported      1.46     1.49
                                     Pro forma        1.45     1.48

          Earnings per share         As reported      1.43     1.47
          assuming dilution          Pro forma        1.43     1.46


































                                  Page 10 of 23
                               TOWER BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Net income for the first six months of 2003 was $ 2,526,000 compared to $ 2,592,000 for the first six months of 2002. Net income on a per share basis for 2003 was $ 1.46, down $ .03 from the $ 1.49 realized during the first six months of 2002.

     Total interest income for the first six months of 2003 was $ 7,333,000 compared to $ 8,121,000 for the first six months of 2002. Decreases occurred primarily due to decreases in the yield on earning assets. Investment yields dropped 61 basis points and loan yields dropped 92 basis points from average yields realized in the first six months of 2002. Average loan balances at June 30, 2003 increased 6.1% over those at June 30, 2002. Increases from June 30, 2002 were primarily in mortgage and commercial loans, which increased 8.5% and 15.6%, respectively, since June 30, 2002. Earnings on investments for the first six months decreased 20.5% over totals for the corresponding period in 2002. Decreases were attributable primarily to the aforementioned rate decreases and a 24.1% decrease in volume of average investments from 2002 totals.

     Total interest expense was $ 2,214,000 for the first six months of 2003, a decrease of $ 629,000 from the $ 2,843,000 reported for the six months of 2002. Increases in average total deposits has been 6.2% since June 30, 2002. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits decreased 84 basis points from prior year amounts. This coupled with the fact that deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease 23.0% from 2002 totals. However, asset yields have decreased faster than corresponding decreases in cost of funds causing the net interest margin for the first six months of 2003 to drop 24 basis points from the first six months of 2002. The loan to deposit ratio was over 97.8% at June 30, 2003 compared to 100% at June 30, 2002. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

     The Bank made a $ 180,000 provision for loan losses during the first six months of 2003. Net charge-offs were $ 105,000 during the first six months of 2003 compared to $ 140,000 during the first half of 2002, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity, or capital.




                                  Page 11 of 23
     Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

     Non-interest income was $ 2,428,000 for the first half of 2003 representing a 20.7% increase over the first six months of 2002. Increases were primarily in service charges on deposit accounts, investment service income, and securities gains.

     Noninterest expenses were $ 3,890,000 for the first six months of 2003 compared to $ 3,594,000 for 2002. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

     The bank's effective income tax rate was 27.3% and 27.3% for the first six months of 2003 and 2002, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

     Total assets were $ 274,579,000 at June 30, 2003 compared to $ 260,724,000 at June 30, 2002. This represents a growth rate of approximately 5.3%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 34,557,000 at June 30, 2003, representing 12.6% of total assets compared to $ 30,900,000 at June 30, 2002, which represented 11.9% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.


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




                                  Page 12 of 23












                           PART II - OTHER INFORMATION










































                                  Page 13 of 23
                           PART II - OTHER INFORMATION




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

         Not applicable

Item 6 - Index to Exhibits and Reports on Form 8-K

         (a)  Exhibits:

Exhibit Number Referred to               Description
Item 601 of Regulation S-K               of Exhibit

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         99                        Report of Independent Accountant's on
                                   Interim Financial Statements


                                  Page 14 of 23

        (b)  Reports on Form 8-K:

             Current report on Form 8-K filed with the Commission on June 19, 2003.

             Current report on Form 8-K filed with the Commission on July 3, 2003.















































                                  Page 15 of 23
                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOWER BANCORP, INC.
                                     (REGISTRANT)



Date:  July 31, 2003                 /s/  Jeff B. Shank
                                     -----------------------------
                                     Jeff B. Shank, President, CEO
                                     (Principal Executive Officer)







Date:  July 31, 2003                 /s/Franklin T. Klink, III
                                     -----------------------------
                                     Franklin T. Klink, III
                                     Treasurer
                                     (Principal Accounting Officer)
























                                  Page 16 of 23
                                                                    Exhibit 31.1
                                  CERTIFICATION

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.





                                  Page 17 of 23
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:     July 31, 2003            By:  /s/Jeff B. Shank
          -------------                 -------------------------
                                        Jeff B. Shank,
                                        President/CEO
                                        (Principal Executive
                                        Officer)




























                                  Page 18 of 23
                                                                    Exhibit 31.2
                                  CERTIFICATION


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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.




                                  Page 19 of 23
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     July 31, 2003            By:  /s/Franklin T. Klink, III
          -------------                 -------------------------
                                        Franklin T. Klink, III
                                        Treasurer
                                        (Principal Financial
                                        Officer)





























                                  Page 20 of 23
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     -----------------------------
                                     Chief Executive Officer
                                     July 31, 2003

























                                  Page 21 of 23
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     ---------------------------
                                     Chief Financial Officer
                                     July 31, 2003

























                                  Page 22 of 23
                                                                      EXHIBIT 99


                     INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of June 30, 2003 and the related consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002 and consolidated statements of comprehensive income for the six months ended June 30, 2003 and 2002 and consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
July 31, 2003







                                  Page 23 of 23