Form 10-Q
period 2003-09-30
TOWER BANCORP INC
filed 2003-11-04
CIK 740942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 2003
                         ------------------
Commission file number:  2-89573
                         -------

                          TOWER BANCORP INC
                         ------------------
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1445946
-------------------------------               ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

Center Square
Greencastle, Pennsylvania                              17225
-------------------------                     --------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 597-2137
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
                       Yes      X       No
                            ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,732,701 shares of common stock outstanding at September 30, 2003.













                                  Page 1 of 23








                               TOWER BANCORP, INC.

                                      INDEX


                                                              Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - September 30, 2003
     and December 31, 2002                                         4
   Condensed consolidated statements of income - three months
     ended September 30, 2003 and 2002                             5
   Condensed consolidated statements of income - nine months
     ended September 30, 2003 and 2002                             6
   Condensed consolidated statements of comprehensive income -
     nine months ended September 30, 2003 and 2002                 7
   Condensed consolidated statements of cash flows - nine
     months ended September 30, 2003 and 2002                      8
   Notes to condensed consolidated financial statements     9 and 10

   Management's discussion and analysis of financial
     condition and results of operations                   11 and 12

PART II - OTHER INFORMATION                                       13

   Item 6 - Index to Exhibits and Reports on Form 8-K      14 and 15

   Signatures                                                     16

   Exhibits                                                  17 - 23



















                                  Page 2 of 23





















                         PART I - FINANCIAL INFORMATION
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30,  December 31,
                                             2003           2002*
                                         (Unaudited       (Audited)

     ASSETS                              (000 omitted)
Cash and due from banks                  $     7,187    $    8,943
Interest bearing balances with banks             772         1,644
Investment securities available for sale      56,545        50,838
Restricted bank stock                          3,371         3,162
Loans                                        204,824       187,537
Less:  reserve for possible loan losses  (     1,793)   (    1,632)
Bank premises, equipment, furniture
  and fixtures                                 4,025         3,876
Accrued interest receivable                    1,040         1,013
Cash surrender value of life insurance         6,572         6,306
Other assets                                     673           902
                                         -----------    ----------
          Total assets                   $   283,216    $  262,589
                                         ===========    ==========
     LIABILITIES AND CAPITAL
Deposits in domestic offices:
   Demand                                $    17,772    $   13,297
   Savings                                   114,329       104,186
   Time                                       71,717        70,074
Liabilities for borrowed money                41,440        39,052
Accrued interest payable                         213           287
Other liabilities                              3,149         2,827
                                         -----------    ----------
          Total liabilities                  248,620       229,723
                                         -----------    ----------

     EQUITY CAPITAL
Capital stock, common, authorized 5,000,000
   shares; 1,780,100 shares issued             2,225         2,225
Additional paid-in capital                     6,722         6,713
Retained earnings                             24,855        22,999
Accumulated other comprehensive income         2,143         2,195
Less:  cost of treasury stock            (     1,349)   (    1,266)
                                         -----------    ----------
          Total equity capital                34,596        32,866
                                         -----------    ----------

          Total liabilities and capital  $   283,216    $  262,589
                                         ===========    ==========


*  Condensed from audited financial statements.








              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 4 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                   (UNAUDITED)

                                                   2003          2002
                                                   (000 Omitted)
Interest Income
   Interest & fees on loans                        $      3,030  $      3,341
   Interest on investment securities available
     for sale                                               559           595
   Interest on federal funds sold                             1             0
   Interest on deposits with banks                           14            35
                                                   ------------  ------------
      Total interest & dividend income                    3,604         3,971
                                                   ------------  ------------
Interest Expense
   Interest on deposits                                     636           932
   Interest on borrowed money                               424           381
                                                   ------------  ------------
      Total interest expense                              1,060         1,313
                                                   ------------  ------------

         Net interest income                              2,544         2,658

Provision for loan losses                                    90            90
                                                   ------------  ------------

Net interest income after provision for loan losses       2,454         2,568
                                                   ------------  ------------

Other Income
   Service charges on deposit accounts                      213           152
   Other service charges                                     75            65
   Other operating income                                    20           189
   Investment securities gains (losses)                     806           314
                                                   ------------  ------------
         Total other income                               1,114           720
                                                   ------------  ------------
Other Expense
   Salaries, wages and other benefits                       941           875
   Occupancy expense of bank premises                       310           266
   Furniture and fixture expense                            130           149
   Other operating expenses                                 581           449
                                                   ------------  ------------
         Total other expenses                             1,962         1,739
                                                   ------------  ------------

         Income before taxes                              1,606         1,549
Applicable income taxes                                     438           409
                                                   ------------  ------------
         Net income                                $      1,168  $      1,140
                                                   ============  ============

Earnings per share:
Basic earnings per share                           $       0.67  $       0.66
Weighted average shares outstanding                   1,733,893     1,734,221
Diluted earnings per share                         $       0.66  $       0.65
Weighted average shares outstanding                   1,761,644     1,759,368


    The accompanying notes are an integral part of these condensed financial statements.

                                  Page 5 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                   (UNAUDITED)

                                                         2003        2002
                                                         (000 Omitted)
Interest Income
Interest & fees on loans                               $      9,246   $     10,029
Interest on investment securities available for sale          1,635          1,948
Interest on federal funds sold                                    1              0
Interest on deposits with banks                                  55            115
                                                       ------------   ------------
 Total interest & dividend income                            10,937         12,092
                                                       ------------   ------------
Interest Expense
Interest on deposits                                          2,075          2,981
Interest on borrowed money                                    1,199          1,175
                                                       ------------   ------------
 Total interest expense                                       3,274          4,156
                                                       ------------   ------------

   Net interest income                                        7,663          7,936

Provision for loan losses                                       270            220
                                                       ------------   ------------

Net interest income after provision for loan losses           7,393          7,716
                                                       ------------   ------------

Other Income
Service charges on deposit accounts                             626            450
Other service charges                                           225            201
Other operating income                                          288            371
Investment securities gains (losses)                          2,403          1,709
                                                       ------------   ------------
   Total other income                                         3,542          2,731
                                                       ------------   ------------
Other Expense
Salaries, wages and other benefits                            2,791          2,630
Occupancy expense of bank premises                              526            462
Furniture and fixture expense                                   391            420
Other operating expenses                                      2,144          1,821
                                                       ------------   ------------
   Total other expenses                                       5,852          5,333
                                                       ------------   ------------

   Income before taxes                                        5,083          5,114
Applicable income taxes                                       1,389          1,382
                                                       ------------   ------------
   Net income                                          $      3,694   $      3,732
                                                       ============   ============

Earnings per share:
Basic earnings per share                               $       2.13   $       2.15
Weighted average shares outstanding                       1,733,794      1,738,922
Diluted earnings per share                             $       2.10   $       2.11
Weighted average shares outstanding                       1,761,169      1,765,403

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                   (UNAUDITED)


                                         2003           2002
                                          (000 Omitted)
Net income                              $ 3,694        $ 3,732
                                        -------        -------
Other comprehensive income:
Unrealized holding gains (losses)         2,324          4,074
 reclassification adjustment for gains
  Realized in net income               (  2,403)      (  1,709)
                                        -------        -------
                                       (     79)         2,365

Tax effect                                   27       (    804)
                                        -------        -------

Other comprehensive income (loss)      (     52)         1,561
                                        -------        -------

Comprehensive income                    $ 3,642        $ 5,293
                                        =======        =======
































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                                   (UNAUDITED)

                                                        2003           2002
                                                      (000 omitted)
Cash flows from operating activities:
 Net income                                       $    3,694    $     3,732
 Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                       288            347
     Provision for loan losses                           270            220
     (Gain) on sale of investment securities     (     2,403)   (     1,709)
     (Increase) in cash surrender value of life
       insurance                                 (       266)   (     1,041)
     (Increase) decrease in other assets                 256    (     1,068)
     (Increase) decrease in interest receivable  (        27)           103
     Increase (decrease) in interest payable     (        74)   (       134)
     Increase (decrease) in other liabilities            322          1,318
                                                  ----------     ----------
Net cash provided by operating activities              2,060          1,768
                                                  ----------     ----------
Cash flows from investing activities:
 Loans (net)                                    (    17,396)   (     20,723)
 Purchases of bank premises, equipment, furniture
    and fixtures                                (       437)   (        948)
 Interest bearing balances with banks                   872             876
 Purchases of available for sale securities     (    12,403)   (      5,246)
 Maturities/sales of available for sale securities    9,020          11,613
 (Purchase) sale of restricted bank stock       (       209)            290
                                                  ----------     ----------
Net cash (used) by investing activities         (    20,553)   (     14,138)
                                                  ----------     ----------

Cash flows from financing activities:
 Net increase in deposits                            16,261          10,440
 Debt (net)                                           2,388           3,326
 Cash dividends paid                            (     1,838)   (      1,147)
 Purchase treasury stock                        (       397)   (        468)
 Proceeds from sale of capital stock                    323              92
                                                  ----------     ----------
Net cash provided by financing activities             16,737         12,243
                                                  ----------     ----------

Net increase (decrease) in cash and cash
  equivalents                                   (      1,756)   (       127)

Cash and cash equivalents at beginning of year         8,943          8,080
                                                  ----------     ----------

Cash and cash equivalents at end of period       $    7,187     $     7,953
                                                 ==========     ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 23
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002.

          The results of operations for the nine month period ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

                                                    2003     2002
                                                  Nine Months Ended
                                                    September 30

          Net income (000) omitted   As reported   $ 3,694  $ 3,732
                                     Pro forma       3,682    3,721

          Basic earnings per share   As reported      2.13     2.15
                                     Pro forma        2.12     2.14

          Earnings per share         As reported      2.10     2.11
          assuming dilution          Pro forma        2.09     2.11










































                                  Page 10 of 23
                               TOWER BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Net income for the first nine months of 2003 was $ 3,694,000 compared to $ 3,732,000 for the first nine months of 2002. Net income on a per share basis for 2003 was $ 2.13, down $ .02 from the $ 2.15 realized during the first nine months of 2002.

     Total interest income for the first nine months of 2003 was $ 10,937,000 compared to $ 12,092,000 for the first nine months of 2002. Decreases occurred primarily due to decreases in the yield on earning assets. Investment yields dropped 60 basis points and loan yields dropped 100 basis points from average yields realized in the first nine months of 2002. Average loan balances at September 30, 2003 increased 6.6% over those at September 30, 2002. Increases from September 30, 2002 were primarily in mortgage and commercial loans, which increased 10.5% and 15.6%, respectively, since September 30, 2002. Earnings on investments for the first nine months decreased 16.1% over totals for the corresponding period in 2002. Decreases were attributable primarily to the aforementioned rate decreases and a 11.1% decrease in volume of average investments from 2002 totals.

     Total interest expense was $ 3,274,000 for the first nine months of 2003, a decrease of $ 882,000 from the $ 4,156,000 reported for the nine months of 2002. Increases in average total deposits has been 7.6% since September 30, 2002.
Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits decreased 82 basis points from prior year amounts. This coupled with the fact that deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease 21.2% from 2002 totals. However, asset yields have decreased faster than corresponding decreases in cost of funds causing the net interest margin for the first nine months of 2003 to drop 33 basis points from the first nine months of 2002. The loan to deposit ratio was 100.5% at September 30, 2003 compared to 100% at September 30, 2002. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

     The Bank made a $ 270,000 provision for loan losses during the first nine months of 2003. Net charge-offs were $ 109,000 during the first nine months of 2003 compared to $ 201,000 during the nine months of 2002, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity, or capital.












                                  Page 11 of 23
     Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

     Non-interest income was $ 3,542,000 for the first nine months of 2003 representing a 30.0% increase over the first nine months of 2002. Increases were primarily in service charges on deposit accounts and securities gains.

     Noninterest expenses were $ 5,852,000 for the first nine months of 2003 compared to $ 5,333,000 for 2002. Increases were primarily in personnel, data processing, and marketing costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

     The bank's effective income tax rate was 27.3% and 27.0% for the first nine months of 2003 and 2002, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

     Total assets were $ 283,216,000 at September 30, 2003 compared to
$ 262,294,000 at September 30, 2002. This represents a growth rate of approximately 7.98%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 34,596,000 at September 30, 2003, representing 12.2% of total assets compared to $ 32,288,000 at September 30, 2002, which represented 12.2% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.


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

         31.2                           Certification of Chief Financial Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1                           Certification of Chief Executive Officer
                                   pursuant to 18 U.S.C. Section 1350

         32.2                           Certification of Chief Financial Officer
                                   pursuant to 18 U.S.C. Section 1350

         99                                  Report of Independent Accountant's
                                   on Interim Financial Statements










                                  Page 14 of 23

     (b)  Reports on Form 8-K:

        Current report on Form 8-K filed with the Commission on September 4, 2003.

        Current report on Form 8-K filed with the Commission on September 8, 2003.

        Current report on Form 8-K filed with the Commission on October 7, 2003.

















































                                  Page 15 of 23
                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOWER BANCORP, INC.
                                     (REGISTRANT)



Date:  October 31, 2003            /s/  Jeff B. Shank
                                 ------------------------------
                                     Jeff B. Shank, President, CEO
                                     (Principal Executive Officer)







Date:  October 31, 2003            /s/Franklin T. Klink, III
                                 ------------------------------
                                     Franklin T. Klink, III
                                     Treasurer
                                     (Principal Accounting Officer)































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



Date:  October 31, 2003         By:  /s/Jeff B. Shank
       -----------------             ----------------------
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


Date:  October 31, 2003    By:       /s/Franklin T. Klink, III
       -----------------             -------------------------
                                     Franklin T. Klink, III
                                     Treasurer
                                     (Principal Financial
                                     Officer)




































                                  Page 20 of 23
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     ------------------------------
                                     Chief Executive Officer
                                     October 31, 2003































                                  Page 21 of 23
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     ------------------------------
                                     Chief Financial Officer
                                     October 31, 2003































                                  Page 22 of 23
                                                                      EXHIBIT 99


                     INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of September 30, 2003 and the related consolidated statements of income for the three and nine month periods ended September 30, 2003 and 2002 and consolidated statements of comprehensive income for the nine months ended September 30, 2003 and 2002 and consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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




                            /s/ Smith Elliott Kearns & Company, LLC

                            SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
October 27, 2003





                                  Page 23 of 23