Form 10-K
period 2003-12-31
TOWER BANCORP INC
filed 2004-03-26
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes [  X  ]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 31, 2003, 1,734,505 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 67,212,069.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2003 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2004 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.







                               TOWER BANCORP,INC.


                                    FORM 10-K

                                      INDEX


Part I

  Item 1. Business                                              2
  Item 2. Properties                                            9
  Item 3. Legal Proceedings                                    10
  Item 3a.Executive Officers of the Registrant                 10
  Item 4. Submission of Matters to a Vote of Security Holders  10

Part II

  Item 5. Market for Registrant's Common Stock and Related
             Security Holder Matters                           11
  Item 6. Selected Financial Data                              11
  Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations               11
  Item 7a.Quantitative and Qualitative Disclosures about
             Market Risk                                       12
  Item 8. Financial Statements and Supplementary Data          12
  Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure               20
  Item 9a.Controls and Procedures                              20

Part III

  Item 10.Directors and Executive Officers of the Registrant   21
  Item 11.Executive Compensation                               21
  Item 12.Security Ownership of Certain Beneficial Owners and
             Management                                        21
  Item 13.Certain Relationships and Related Transactions       21
  Item 14.Principal Accountant Fees and Services               21

Part IV

  Item 15.Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                          22

  Signatures                                                   25


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

          During 2003 Tower acquired 14,833 shares of its own common stock and sold 10,470 shares of treasury stock to First's ESOP plan, 1,623 shares to First executive officers, and 4,435 shares to First directors as part of a stock option plan.

          Tower's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its nine branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg, Chambersburg (2), and Laurich, Pennsylvania, and
Hagerstown, Maryland, as well as its main office in Greencastle, Pennsylvania. During the third quarter of 2003 the ninth branch office was opened in Franklin County, Pennsylvania. The day-to-day management of First is conducted by the subsidiary's officers. Tower derives the majority of its current income from First.
          Tower has no employees other than its four officers who are also employees of First, its subsidiary. On December 31, 2003, First had 89 full-time and 19 part-time employees.

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





          As of December 31, 2003, First had total assets of approximately
$ 300.7 million, total shareholders' equity of approximately $ 40 million and total deposits of approximately $ 207 million.

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

          Based on their respective regulatory capital ratios at December 31, 2003, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.

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

Other Federal Laws and Regulations

          Our operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:
          * Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;
          * Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
          * Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and
          * USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.
Sarbanes-Oxley Act of 2002

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation's common stock is registered with the SEC, it is currently subject to this Act.

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

          The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q's - quarterly reports; 10-K - annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Coporation's filings may be obtained through the SEC's internet site at www.sec.gov or may be obtained free of charge upon written request furnished to: Mr. Franklin T. Klink, III, CFO, Tower Bancorp, Inc., P. O. Box 8, Center Square, Greencastle, Pennsylvania 17225.

Item 2.  Properties.



          The First National Bank of Greencastle owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; Quincy, Pennsylvania; Waynesboro, Pennsylvania; 18233 Maugans Avenue, Hagerstown, Maryland; and Lincoln Way East, Chambersburg, Pennsylvania. In addition, First leases approximately 1,500 square feet in a building located at 11906 Buchanan Trail West, Mercersburg, Pennsylvania and 565 square feet located at 785 Fifth Avenue, Chambersburg, Pennsylvania. Offices of the bank are located in each of these buildings.

Item 3.  Legal Proceedings.

          Tower is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Tower's management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower's operations or financial position.

Item 3a. Executive Officers of the Registrant

          The following table sets forth selected information about the principal officers of the Corporation, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.

                                       Held      Employee       Age as
     Name/Office Held                  Since     Since        of 12/31/03

Kermit G. Hicks, Chairman
  of the Board                         1983        (1)            68

Jeff B. Shank, President
  and Chief Executive
  Officer                              1991        1976           48

Robert L. Pensinger,
 Vice Chairman of
 the Board                             2002        (1)            70

John H. McDowell,
  Executive Vice President/
  Secretary                            1986        1977           54

Don Kunkle, Vice President             1990        1987           54

Franklin T. Klink, III, Vice
  President/Treasurer                  2001        2001           48

(1)  These directors are not employees of the Bank.

Item 4.  Submission of Matters to Vote of Security Holders.

          None


                                     Part II

Item 5.  Market for Registrant's Common Stock and Related
         Security Holder Matters.

          Tower's common stock is not traded on a national securities exchange, but is traded through the local and over-the-counter local markets under the symbol TOBC. At December 31, 2003, the approximate number of shareholders of record was 1,045. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                      Period      Dividends             Market Price
          2003      1st Quarter     $  .68           $ 29.50 - $ 34.90
                    2nd Quarter        .18             33.80 -   36.50
                    3rd Quarter        .20             35.10 -   36.50
                    4th Quarter        .20             35.40 -   40.00
          2002      1st Quarter     $  .32           $ 23.50 - $ 25.20
                    2nd Quarter        .16             24.30 -   26.25
                    3rd Quarter        .18             25.75 -   27.25
                    4th Quarter        .18             26.10 -   30.00

Item 6.  Selected Financial Data

          The selected five-year financial data on page 25 of the annual shareholders' report for the year ended December 31, 2003 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Contractural obligations of the Corporation as of December 31, 2003 are as follows:

                                             Payments due by period
       (in thousands)           Total       Less      1 - 3     3 - 5      More
                                           than 1     years     years     than 5
  Contractual obligations                   year                           years

Long-term debt obligations     $ 43,236    $ 13,236   $     0   $ 15,000  $ 15,000
Operating lease obligations         152          46        85         21         0
                               --------    --------   -------   --------  --------
   Total                       $ 43,388    $ 13,282   $    85   $ 18,021  $ 15,000
                               ========    ========   =======   ========  ========

          All other information required by Item 7 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 30 through 36 of the annual shareholders report which is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

          The information set forth on pages 34 and 35 of the annual shareholders' report regarding quantitative and qualitative disclosures about market risk is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

          The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 29 of the annual shareholders report for the year ended December 31, 2003 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders' report are submitted herewith as follows.

             Description of Statistical Information           Page
          Loan portfolio                                       13
          Summary of loan loss experience                      14
          Nonaccrual, delinquent and impaired loans            15
          Allocation of allowances for loan losses          16-17
          Deposits and return on equity and assets             18
          Consolidated summary of operations                   19


               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                                 LOAN PORTFOLIO

          The following table presents the loan portfolio at the end of each of the last five years:

                   2003      2002       2001       2000      1999

 (000 omitted)

Commercial,
 financial &
 agricultural    $ 38,703  $  32,422  $  33,606  $ 20,903   $ 15,047

Real estate -
 Construction       7,156      7,246      6,029     4,827      4,146

Real estate -
 Mortgage         155,649    135,104    111,709   104,838     93,340

Installment
 & other
 personal
 loans (net
 of unearned
 income)           12,559     12,765     16,333    17,002     19,227
                 --------   --------  ---------  --------   --------
Total loans      $214,067  $ 187,537  $ 167,677  $147,570   $131,760
                 ========  =========  =========  ========   ========

               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                         SUMMARY OF LOAN LOSS EXPERIENCE
                             Years Ended December 31

                         2003       2002       2001       2000      1999
(000 omitted)

Average total loans
  outstanding (net
  of unearned income) $ 198,599  $ 183,805  $ 158,570  $ 140,788  $ 127,202
                      ---------  ---------  ---------  ---------  ---------
Allowance for loan
  losses, beginning
  of period               1,632      1,577      1,586      1,719      1,890
Additions to
  provision for
  loan losses
  charged to
  operations                360        310        120          0          0
Loans charged off
  during the year
    Commercial               29        101          0          4          8
    Real estate
      mortgage                0          0          0          0         29
    Installment             162        205        192        149        179
                      ---------  ---------  ---------  ---------  ---------
      Total charge-
        off's               191        306        192        153        216
                      ---------  ---------  ---------  ---------  ---------
Recoveries of loans
  previously charged
  off:
    Commercial                5          3          4          4          4
    Installment              58         34         39         16         35
    Mortgage                  0         14         20          0          6
                      ---------  ---------  ---------  ---------  ---------
      Total recoveries       63         51         63         20         45
                      ---------  ---------  ---------  ---------  ---------
Net loans charged
   off (recovered)          128        255        129        133        171
                      ---------  ---------  ---------  ---------  ---------
Allowance for loan
  losses, end of
  period                  1,864      1,632      1,577      1,586      1,719

Ratio of net loans
  charged off
  (recovered)
  to average loans
  outstanding              .06%       .14%       .08%       .09%       .13%
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

                       2003     2002     2001       2000     1999

  (000 omitted)

Nonaccrual loans       $ 540    $ 781    $    64    $  63    $ 460
                       =====    =====    =======    =====    =====
Accrual loans:
  Restructured         $   0   $     0   $     0    $   0    $   0
  60 - 89 days
    past due             432       386       802      800      379
  90 days or
    more past due        178       188       734       25       27
                       -----   -------   -------    -----    -----
      Total
       accrual
       loans           $ 610     $ 574   $ 1,536    $ 825    $ 406
                       =====     =====   =======    =====    =====

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


               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

          The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                 Years Ended December 31
                               2003                 2002
                                  Percentage           Percentage
                                   of Loans             of Loans
                                   in Each              in Each
                                   Category             Category
                       Allowance   to Total  Allowance  to Total
                         Amount     Loans      Amount    Loans
 (000 omitted)
Commercial,
  financial and
  agricultural         $   694      18.1%     $   718      17.3%
Real estate -
  Construction               0       3.3            0       3.9
Real estate -
  Mortgage                 664      72.7          664      72.1
Installment                  0       5.9            0       6.7
Unallocated                506       N/A          250       N/A
                       -------     -----      -------     -----
Total                  $ 1,864     100.0%     $ 1,632     100.0%
                       =======     =====      =======     =====

                                 Years Ended December 31
                               2001                 2000
                                  Percentage           Percentage
                                   of Loans             of Loans
                                   in Each              in Each
                                   Category             Category
                       Allowance   to Total  Allowance  to Total
                         Amount     Loans      Amount    Loans
 (000 omitted)
Commercial,
  financial and
  agricultural         $   816      20.0%     $   812      14.2%
Real estate -
  Construction               0       3.6            0       3.3
Real estate -
  Mortgage                 650      66.6          630      71.0
Installment                  0       9.7            0      11.5
Unallocated                111       N/A          144       N/A
                       -------     -----      -------     -----
  Total                $ 1,577     100.0%     $ 1,586     100.0%
                       =======     =====      =======     =====

                                    Years Ended December 31
                                             1999
                                                  Percentage
                                                   of Loans
                                                   in Each
                                                   Category
                                    Allowance      to Total
                                     Amount          Loans
  (000 omitted)

Commercial, financial
   and agricultural                  $   812          11.2%
Real estate - Construction                 0           3.1
Real estate - Mortgage                   630          70.8
Installment                                0          14.9
Unallocated                              277           N/A
                                     -------         -----
   Total                             $ 1,719         100.0%
                                     =======         =====


     TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                           DEPOSITS

          The average amounts of deposits are summarized below:

Years Ended December 31
                            2003        2002         2001
(000 omitted)

Demand deposits           $  15,144   $  12,470   $  12,840
Interest bearing
   demand deposits           84,107      76,373      63,422
Savings deposits             25,702      22,792      24,828
Time deposits                72,307      71,631      77,054
                          ---------   ---------   ---------
Total deposits            $ 197,260   $ 183,266   $ 178,144
                          =========   =========   =========


                  RETURN ON EQUITY AND ASSETS
               (APPLYING DAILY AVERAGE BALANCES)

          The following table presents a summary of significant earnings and capital ratios:

                            2003        2002        2001
(000 omitted)
Assets                    $ 300,738   $ 262,589   $ 245,574
Net income                $   4,951   $   4,853   $   4,001
Equity                    $  40,438   $  32,866   $  28,518
Cash dividends            $   2,185   $   1,458   $   1,965
Return on assets              1.80%        1.91%       1.72%
Return on equity             14.46%       15.81%      14.40%
Dividend payout ratio        44.13%       30.04%      49.11%
Equity to asset ratio        13.01%       12.52%      11.96%


       TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED SUMMARY OF OPERATIONS

                                  Years Ended December 31
                         2003       2002      2001       2000       1999
  (000 omitted)
Interest income       $ 14,434   $ 15,857   $ 16,510   $ 15,523     $  13,648
Interest expense         4,267      5,252      6,988      7,295         6,079
                      --------   --------   --------   ---------    ---------
Net interest income     10,167     10,605      9,522      8,228         7,569
Provision for loan
   Losses                  360        310        120          0             0
                      --------   --------   --------   --------     ---------
  Net interest income
   after provision
   for loan losses       9,807     10,295      9,402      8,228         7,569
  Other income:
    Investment services
     income                 31          0        191        577           492
    Service charges -
     Deposits              864        621        519        335           291
  Other service charges,
   collection and
   exchange, charges,
   commission fees         347        313        305      1,630           388
  Other operating
   income                3,199      2,046      1,922      1,073         1,651
                      --------   --------   --------   --------     ---------
     Total other
       income            4,441      2,980      2,937      3,615         2,822
                      --------   --------   --------   ---------     --------
  Income before
   operating expense    14,248     13,275     12,339     11,843        10,391
  Operating expenses:
     Salaries and
      employees
      benefits           3,901      3,558      3,211      3,026         2,922
     Occupancy and
        equipment
        expense          1,594      1,575      1,627      1,393         1,252
     Other operating
        expenses         1,981      1,526      1,864      1,842         1,767
                      --------   --------   --------   --------     ---------
     Total operating
        Expenses         7,476      6,659      6,702      6,261         5,941
                      --------   --------   --------   ---------     --------
Income before
  income taxes           6,772      6,616      5,637      5,582         4,450
Income tax               1,821      1,763      1,636      1,489         1,247
                      --------   --------   --------   --------     ---------
  Net income
   applicable to
   common stock       $  4,951   $  4,853   $  4,001   $  4,093      $  3,203
                      ========   ========   ========   =========     ========
Per share data:
  Earnings per
   common share       $   2.86   $   2.79   $   2.29   $   2.32      $   1.82
  Cash dividend -
   common             $   1.26   $    .84   $   1.12   $    .56      $    .97
  Average number of
   common shares     1,733,477  1,737,298  1,745,847  1,761,699     1,763,548

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          Not applicable.

Item 9a. Controls and Procedures

          The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

          There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2003.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by Item 10 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

          The information required by Item 11 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information required by Item 12 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

          The information required by Item 13 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

          The information required by Item 14 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.



                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.

          (a) (1) - List of Financial Statements
          The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:
               Consolidated balance sheets - December 31,
                  2003 and 2002
               Consolidated statements of income - Years
                  ended December 31, 2003, 2002, and 2001
               Consolidated statements of stockholders'
                  equity - Years ended December 31, 2003, 2002, and 2001
               Consolidated statements of cash flows - Years
                  ended December 31, 2003, 2002, and 2001
               Notes to consolidated financial statements -
                  December 31, 2003
          (2)  List of Financial Statement Schedules
          All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
          (3)  Listing of Exhibits
               Exhibit (3) (i) Articles of incorporation
               Exhibit (3) (ii) Bylaws
               Exhibit (4) Instruments defining the rights
                 of security holders including indentures
               Exhibit (10) Material contracts
               Exhibit (13)  Annual report to security
                 Holders
               Exhibit (14)  Code of Ethics
               Exhibit (21)  Subsidiaries of the registrant
               Exhibit (23)  Consent of independent auditors
               Exhibit (31) Rule 13a - 14(a)/15d-14(a) Certifications Exhibit (32) Section 1350 Certifications
          All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
          (b)  Reports on Form 8-K filed
               * Report filed December 11, 2003 for news release
                 declaring dividend for fourth quarter.
               * Report filed January 13, 2004 for news release
                 announcing financial results for quarter ended
                 December 31, 2003.
          (c)  Exhibits
               (3)(i)  Articles of incorporation.
                       Incorporated by reference to Form 8-K
                       dated May 26, 1998.
                  (ii) By-laws.  Incorporated by reference
                       to Exhibit D to the Registrant's
                       Registration Statement on Form S-14,
                       Registration No. 2-89573.
               (4)  Instruments defining the rights of
                    security holders including indentures.
                    The rights of the holders of Registrant's common stock are contained in:
                   (i)  Articles of Incorporation of Tower
                        Bancorp, Inc., incorporated by
                        reference to Form 8-K dated May 26,
                        1998.
                  (ii)  By-laws of Tower Bancorp, Inc., filed
                        as Exhibit D to the Registrant's
                        Registration Statement on Form S-14
                        (Registration No. 2-89573).
              (10.1)  Change of control agreements,
                    Incorporated by reference to the
                    registrant's Form 10Q filing dated
                    November 12, 2002 Exhibit 99.4, and
                    Form 10K filing dated March 15, 2002
                    for the year ended December 31, 2001
                    Exhibits 10-1 and 10-2 and Form 10-K
                    filing dated March 22, 1999 Exhibit
                    10-1 and 10-2 for the year ended
                    December 31, 1998.
              (10.2)  Non-Qualified stock option plan;
                    stock option plan for outside
                    directors and amended and restated
                    employee stock ownership plan filed
                    as Exhibit 99.1 to the Registrant's
                    Statement on Form S-8 (Registration
                    No. 333-40661).
                                    (10.3)  Supplemental Executive Retirement
                    Plan Agreement incorporated by
                    reference to the registrant's Form
                    10-Q filing dated November 10, 2002
                    Exhibit 99.3.
              (13) Annual report to security holders - filed herewith
              (14)  Code of Ethics Policy for Directors and Senior
                    Management - filed herewith
              (21)  Subsidiaries of the registrant - filed
                    herewith
              (23.1)  Consent of independent auditors - filed
                    herewith
              (31.1) Certification of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
              (31.2) Certification of Chief Financial Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
              (32.1)  Certification of Chief Executive
                    Officer pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002 - filed herewith.
              (32.2)  Certification of Chief Financial
                    Officer pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002 - filed herewith.
         (d)  Financial statement schedules
              None



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

                                       TOWER BANCORP, INC.
                                    --------------------------
                                            (Registrant)

                              By /s/   Jeff B. Shank
                                    --------------------------
                                    Jeff B. Shank,
                                    President/CEO
                                    (Principal Executive
                                    Officer)

                              By /s/Franklin T. Klink, III
                                    --------------------------
                                    Franklin T. Klink, III
                                    Treasurer (Principal Financial
                                    and Accounting Officer)
Dated:  March 15, 2004
        --------------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                  Date

/s/  Jeff B. Shank            President &
-----------------------       Director                March 15, 2004
Jeff B. Shank

/s/  Kermit G. Hicks          Chairman of the
-----------------------       Board & Director        March 15, 2004
Kermit G. Hicks

/s/Robert L. Pensinger        Vice Chairman of the
-----------------------       Board & Director        March 15, 2004
Robert L. Pensinger

/s/Frederic M. Frederick      Director                March 15, 2004
-----------------------
Frederic M. Frederick

/s/James H. Craig, Jr.        Director                March 15, 2004
-----------------------
James H. Craig, Jr.

/s/  Lois Easton              Director                March 15, 2004
-----------------------
Lois Easton

/s/  Mark E. Gayman           Director                March 15, 2004
-----------------------
Mark E. Gayman
                                  Exhibit Index



Exhibit No.

   13    Annual report to security holders

   14    Code of Ethics Policy for Directors and Senior Management

   21    Subsidiaries of the Registrant

   23.1  Consent of Independent Auditors

   31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                                                      Exhibit 13



                               Tower Bancorp, Inc.


                          2003 Annual Financial Report


                                 C O N T E N T S

                                                           Page

INDEPENDENT AUDITOR'S REPORT                                    1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance sheets                                                2
  Statements of income                                          3
  Statements of changes in stockholders' equity                 4
  Statements of cash flows                                5 and 6
  Notes to consolidated financial statements               7 - 24

SELECTED FIVE-YEAR FINANCIAL DATA                              25

SUMMARY OF QUARTERLY FINANCIAL DATA                            26

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY   27

CHANGES IN NET INTEREST INCOME-TAX EQUIVALENT YIELDS           28

MATURITIES OF INVESTMENT SECURITIES                            29

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                     30 - 36


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tower Bancorp Inc.
Greencastle, Pennsylvania


          We have audited the accompanying consolidated balance sheets of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tower Bancorp Inc. and its wholly-owned subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with U. S. generally accepted accounting principles.


                                         /S/ Smith Elliott Kearns & Company, LLC
                                         ---------------------------------------
                                             SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
January 21, 2004

                 TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002


                                                       2003           2002
                                                          (000 omitted)
ASSETS
Cash and due from banks                             $      8,929   $      8,943
Interest bearing deposits with banks                         675          1,644
Investment Securities
Available for sale                                        63,076         50,838
Restricted Bank stock; at cost which                       3,219          3,162
approximates
   fair value
Loans
Commercial, financial and agricultural                    38,703         32,422
Real estate - Mortgages (net of deferred loan
   origination fees; $ 998 - 2003;
$ 903 - 2002)                                            155,649        135,104
Real estate - Construction and land development            7,156          7,246
Consumer                                                  12,559         12,765
                                                    ------------   ------------
                                                         214,067        187,537
Less:  Allowance for loan losses                           1,864          1,632
                                                    ------------   ------------
Total loans                                              212,203        185,905




Premises, equipment, furniture and fixtures                4,158          3,876
Real estate owned other than premises                        476            350
Prepaid federal taxes                                        241            183
Accrued interest receivable                                  962          1,013
Cash surrender value of life insurance                     6,659          6,306
Other assets                                                 140            369
                                                    ------------   ------------
Total assets                                        $    300,738   $    262,589
                                                    ============   ============


                                                         2003           2002
                                                         (000 omitted)

LIABILITIES
Deposits in domestic offices
Demand, noninterest bearing                             $   18,412     $   13,297
Savings                                                    116,484        104,186
Time                                                        72,069         70,074
                                                       -----------    -----------
Total deposits                                             206,965        187,557

Liabilities for other borrowed funds                        47,373         39,052
Accrued interest payable                                       204            287
Deferred income tax charges                                  3,274            804
Other liabilities                                            2,484          2,023
                                                       -----------    -----------
Total liabilities                                          260,300        229,723
                                                       -----------    -----------
STOCKHOLDERS' EQUITY
Stockholders' equity
Common Stock: no par value, authorized
5,000,000 shares, issued 1,780,100 shares,                   2,225          2,225
Additional paid-in capital                                   6,763          6,713
Retained earnings                                           25,765         22,999
Accumulated other comprehensive income                       7,006          2,195
                                                       -----------    -----------
                                                            41,759         34,132
Less:  Cost of treasury stock, 45,595
shares - 2003; 47,290 shares - 2002                    (    1,321)    (    1,266)
                                                       -----------    -----------
Total stockholders' equity                                  40,438         32,866
                                                       -----------    -----------
Total liabilities and stockholders' equity              $  300,738     $  262,589
                                                       ===========    ===========











   The Notes to Financial Statements are an integral part of these statements.

                                       -2-
               TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2003, 2002, and 2001

                                                       2003           2002           2001
                                                                  (000 omitted)
Interest and Dividend Income
 Interest and fees on loans                           $   12,157     $   13,207     $   13,380
 Interest and dividends on investment securities
  Taxable                                                  1,091          1,352          1,852
  Federal tax exempt                                       1,117          1,153          1,034
 Interest on federal funds sold                                1              0             27
 Interest on deposits with banks                              68            145            217
                                                      ----------     ----------     ----------
     Total interest income                                14,434         15,857         16,510
                                                      ----------     ----------     ----------
Interest Expense
 Interest on time certificates of deposit of
  $ 100,000 or more                                          442            709          1,192
 Interest on other deposits                                2,200          3,088          4,647
 Interest on federal funds purchased and other
  borrowed funds                                           1,625          1,455          1,149
                                                      ----------     ----------     ----------
     Total interest expense                                4,267          5,252          6,988
                                                      ----------     ----------     ----------
 Net interest income                                      10,167         10,605          9,522
 Provision for loan losses                                   360            310            120
     Net interest income after provision              ----------     ----------     ----------
       for loan losses                                     9,807         10,295          9,402
                                                      ----------     ----------     ----------
Other Income
 Investment services income                                   31              0            191
 Service charges on deposit accounts                         864            621            519
 Other service charges, collection and exchange
  charges, commissions and fees                              347            313            305
 Investment securities gains                               3,143          1,720          1,761
 Other income                                                 56            326            161
                                                      ----------     ----------     ----------
                                                           4,441          2,980          2,937
Other Expenses                                        ----------     ----------     ----------
 Salaries, wages and other employee benefits               3,901          3,558          3,211
 Occupancy expense                                           397            353            354
 Furniture and equipment expenses                          1,197          1,222          1,273
 Other operating expenses                                  1,981          1,526          1,864
                                                      ----------     ----------     ----------
                                                           7,476          6,659          6,702
                                                      ----------     ----------     ----------
     Income before income taxes                            6,772          6,616          5,637
 Applicable income tax expense                             1,821          1,763          1,636
                                                      ----------     ----------     ----------
     Net income                                       $    4,951     $    4,853     $    4,001
                                                      ==========     ==========     ==========
 Earnings per share:
     Basic earnings per share                         $     2.86     $     2.79     $     2.29
     Weighted average shares outstanding               1,733,477      1,737,298      1,745,847
     Diluted earnings per share                       $     2.81     $     2.76     $     2.26
     Weighted average shares outstanding               1,760,563      1,760,989      1,770,949



   The Notes to Financial Statements are an integral part of these statements.

                                       -3-
               TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002 and 2001

                                                                              Accumulated
                                                    Additional                   Other                        Total
                                          Common     Paid-in    Retained     Comprehensive    Treasury    Stockholders'
                                          Stock      Capital    Earnings     Income (Loss)      Stock        Equity

                                                                         (000 omitted)

Balance at December 31, 2000              $  2,225    $  6,705   $ 17,568      $         834   ($   656)    $     26,676

Comprehensive income:
Net income                                       0           0      4,001                  0           0           4,001
Net unrealized gain on available
for sale securities (net of tax $ 15)            0           0          0                 29           0              29
                                                                                                            ------------
Total comprehensive income                                                                                         4,030
                                                                                                            ------------
Cash dividends declared on common
stock ($ 1.12 per share)                         0           0  (  1,965)                  0           0   (      1,965)
Purchase of treasury stock
(19,024 shares)                                  0           0          0                  0   (    423)   (        423)
Sale of treasury stock (9,828 shares)            0           2          0                  0         198             200
                                          --------    --------   --------      -------------    --------    ------------
Balance at December 31, 2001                 2,225       6,707     19,604                863   (    881)          28,518
                                          --------    --------   --------      -------------    --------    ------------
Comprehensive income:
Net income                                       0           0      4,853                  0           0           4,853
Net unrealized gain on available
for sale securities (net of tax $ 686)           0           0          0              1,332           0           1,332
                                                                                                            ------------
Total comprehensive income                                                                                         6,185
                                                                                                            ------------
Cash dividends declared on common
stock ($ .84 per share)                          0           0  (  1,458)                  0           0   (      1,458)
Purchase of treasury stock
(21,127 shares)                                  0           0          0                  0   (    546)   (        546)
Sale of treasury stock (6,637 shares)            0           6          0                  0         161             167
                                          --------    --------   --------      -------------    --------    ------------
Balance at December 31, 2002                 2,225       6,713     22,999              2,195   (  1,266)          32,866
                                          --------    --------   --------      -------------    --------    ------------
Comprehensive income:
Net income                                       0           0      4,951                  0           0           4,951
Net unrealized gain on available
for sale securities (net of tax $                0           0          0              4,811           0           4,811
2,478)
                                                                                                            ------------
Total comprehensive income                                                                                         9,762
                                                                                                            ------------
Cash dividends declared on common
stock ($ 1.26 per share)                         0           0  (  2,185)                  0           0   (      2,185)
Purchase of treasury stock
(14,833 shares)                                  0           0          0                  0   (    513)   (        513)
Sale of treasury stock (16,528 shares)           0          50          0                  0         458             508
                                          --------    --------   --------      -------------    --------    ------------
Balance at December 31, 2003              $  2,225    $  6,763   $ 25,765      $       7,006   ($ 1,321)    $     40,438
                                                                                                            ============

The Notes to Financial Statements are an integral part of these statements.

                                       -4-




               TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2003, 2002 and 2001

                                                     2003            2002            2001

                                                                 (000 omitted)

Cash flows from operating activities:
 Net income                                        $      4,951    $      4,853   $      4,001
 Adjustments to reconcile net income to net
cash
  provided by operating activities:
  Depreciation and amortization                             386             429            438
  (Gain) on sale of investment securities         (      3,143)   (      1,720)  (      1,761)
  Provision for deferred taxes                    (          8)               8            111
  (Increase) decrease in:
    Other assets                                            229             412  (         38)
    Interest receivable                                      51             183            148
    Prepaid income taxes                          (         58)   (        132)            159
    Cash surrender value of life insurance        (        353)   (        409)  (        166)
  Increase (decrease) in:
    Interest payable                              (         83)   (        142)  (         86)
    Other liabilities                                       425             135            117
                                                   ------------    ------------   ------------
 Net cash provided by operating activities                2,397           3,617          2,923
                                                   ------------    ------------   ------------
Cash flows from investing activities:
 Net (increase) in loans                          (     26,298)   (     19,806)  (     20,116)
 Purchases of property and equipment              (        794)   (      1,058)  (        528)
 Net decrease in interest bearing deposits                  969           1,073          1,733
with banks
 Maturity/sales of available for sale                    12,800          15,820         22,880
securities
 Purchases of available for sale securities       (     13,754)   (      6,136)  (     19,468)
 Purchase of Federal Home Loan Bank stock         (        909)   (        940)  (        588)
 Purchase of life insurance policies                          0   (      1,850)  (        760)
                                                   ------------    ------------   ------------
Net cash (used) by investing activities           ($    27,986)   ($    12,897)  ($    16,847)
                                                   ------------    ------------   ------------























   The Notes to Financial Statements are an integral part of these statements.

                                       -5-


               TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 2003, 2002, and 2001

                                                       2003                2002               2001

                                                                      (000 omitted)

  Cash flows from financing activities:
     Net increase in deposits                         $     19,408        $      9,958      $        602
     Net increase in borrowings                              8,321               1,711            18,475
     Purchase of treasury stock                      (        513)       (        546)     (        423)
     Proceeds from sale of treasury stock                      508                 167               200
     Cash dividends paid                             (      2,149)       (      1,147)     (      1,965)
                                                     -------------       -------------     -------------
  Net cash provided by financing activities                 25,575              10,143            16,889
                                                     -------------       -------------     -------------
  Net increase (decrease) in cash and cash              (      14)                 863             2,965
equivalents
  Cash and cash equivalents at beginning of                  8,943               8,080             5,115
year
                                                     -------------       -------------     -------------
  Cash and cash equivalents at end of year            $      8,929        $      8,943      $      8,080
                                                      ============        ============      ============
  Supplemental disclosure of cash flows
information:

     Cash paid during the year for:

     Interest                                         $      4,350        $      5,393      $      7,074
     Income taxes                                            1,755               1,861             1,576

  Supplemental schedule of noncash investing and financing activities:

     Unrealized gain (loss) on securities
available
      for sale (net of tax effects)                   $      4,811        $      1,332      $         29
























   The Notes to Financial Statements are an integral part of these statements.

                                       -6-
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

      Nature of Operations

      Tower Bancorp's primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle (the Bank), which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County. Its nine offices are located in Greencastle, Quincy, Shady Grove, Laurich, Waynesboro, Chambersburg
      (2), and Mercersburg, Pennsylvania; and Hagerstown, Maryland.

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

      Investment Securities

      The Corporation's investments in securities are classified in three categories and accounted for as follows:

       Trading Securities. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.
                                       -7-
Note 1.   Summary of Significant Accounting Policies (Continued)

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

      The Corporation had no trading or held to maturity securities in 2003 or 2002.

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

                                       -8-
Note 1.   Summary of Significant Accounting Policies (Continued)

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

      Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans.

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

                                                            2003            2002         2001
      Weighted average shares outstanding (basic)      $ 1,733,477   $ 1,737,298  $ 1,745,847
      Impact of common stock equivalents
                                                            27,086        23,691       25,102
      Weighted average shares outstanding (diluted)    $ 1,760,563   $ 1,760,989  $ 1,770,949

                                       -9-
Note 1.   Summary of Significant Accounting Policies (Continued)

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

      Fair Values of Financial Instruments

      Generally Accepted Accounting Principles (GAAP) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. GAAP excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation. See Note 19 for further details.

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

          Loans Receivable. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
                                      -10-
Note 1.   Summary of Significant Accounting Policies (Continued)

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

      Advertising

      The Corporation expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $ 199,968, $ 210,196, and $ 250,101, respectively.

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

      During 2003, the Corporation revised estimated calculations for unrealized holding gains (losses) on certain equity securities in its available-for-sale portfolio due to the continuing development of reliable sources for market values of securities traded in the over-the-counter market. Consequently, investments that were not marked to market in the past are recorded at market value in 2003.

      The components of the change in net unrealized gains (losses) on securities are as follows:

                                                2003        2002        2001
                                                     (000 Omitted)
   Gross unrealized holding gains            $ 10,432   $  3,738    $  1,805
      (losses) arising during the year
   Reclassification adjustment for gains   (   3,143)  (  1,720)  (   1,761)
      realized in net Income
                                            ---------   --------    --------
   Net unrealized holding gains (losses)        7,289      2,018          44
      before taxes
   Tax effect                              (   2,478)  (    686)  (      15)
                                            ---------   --------    --------
   Net change                               $   4,811    $ 1,332    $     29
                                            =========   ========    ========

Note 1.   Summary of Significant Accounting Policies (Continued)

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

                                                     2003         2002          2001

     Net income (000 omitted)        As reported    $ 4,951        $ 4,853       $ 4,001
                                     Pro forma        4,942          4,842         3,986

     Earnings per share              As reported     2.86         2.79          2.29
                                     Pro forma       2.85         2.78          2.28

     Earnings per share assuming     As reported     2.81         2.76          2.26
      dilution
                                     Pro forma       2.80         2.75          2.25

      See Note 11 for further details concerning the Corporation's Stock Options Plans.

Note 2.   Investment Securities

      The investment securities portfolio is comprised of securities classified as available for sale at December 31, 2003 and 2002, resulting in investment securities available for sale being carried at fair value.

      The amortized cost and fair value of investment securities available for sale at December 31 were:

                                                              Gross           Gross
                                            Amortized      Unrealized       Unrealized       Fair
                                               Cost           Gains          Losses          Value
                                                                  (000 omitted)
                                                                      2003
   Obligations of other U.S. government       $  4,605           $    31         $   0      $  4,636
      agencies
   Mortgage-backed securities                    3,994                46            17         4,023
      Corporate bonds                            4,159               157            42         4,274
      Equities                                  18,430             9,408           185        27,653
   Obligations of state and political           21,272             1,221             3        22,490
      subdivisions
                                              --------          --------         -----      --------
                                              $ 52,460          $ 10,863         $ 247      $ 63,076
                                              ========          ========         =====      ========
                                                                      2002
   Obligations of other U.S. government       $  3,112          $    129         $   0      $  3,241
      agencies
   Mortgage-backed securities                    5,040               162             0         5,202
      Corporate bonds                            2,532                69           146         2,455
      Equities                                  14,667             2,138            51        16,754
   Obligations of state and political           22,160              1,030            4        23,186
      subdivisions
                                              --------          --------         -----      --------
                                              $ 47,511         $   3,528         $ 201      $ 50,838
                                              ========          ========         =====      ========

Note 2.   Investment Securities (Continued)

      The fair values of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Securities Available
                                                      for Sale

                                              Amortized         Fair
                                                 Cost           Value
                                                    (000 omitted)
      Due in one year or less                 $    608          $     623
      Due after one year through five years      5,924              6,162
      Due after five years through ten years     6,588              6,854
      Due after ten years                       16,916             17,761
                                              --------          ---------
                                                30,036             31,400
      Mortgage-backed securities                 3,994              4,023
      Equity securities                         18,430             27,653
                                              --------           --------
                                              $ 52,460           $ 63,076
                                              ========           ========

      Proceeds from sales and maturities of investment securities available for sale during 2003, 2002, and 2001, were $ 12,800,000, $ 15,820,000, and
      $ 22,880,000, respectively. Gross realized gains and losses on those sales and maturities were $ 3,143,000 and $ 0 for 2003, $ 1,720,000 and $ 0 for 2002, and $ 1,762,000 and $ 1,000 for 2001, respectively.

      Securities carried at $ 19,589,285 and $ 22,634,739 at December 31, 2003 and 2002, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

      Restricted bank stock includes:

                                                    2003       2002
                                                     (000 omitted)

      Federal Reserve Bank stock                   $    81    $    81
      Federal Home Loan Bank stock                   2,838      2,286
      Federal Home Loan Mortgage Corporation           250        250
      preferred stock
      Atlantic Central Bankers Bank                     50         45
      Citigroup Capital preferred stock                           500
                                                         0
                                                   -------    -------
                                                   $ 3,219    $ 3,162
                                                   =======    =======

Note 3.   Allowance for Loan Losses

 Activity in the allowance for loan losses is summarized as follows:

                                             2003        2002        2001
                                                    (000 omitted)

      Balance at beginning of period         $ 1,632    $ 1,577     $  1,586
      Recoveries                                  63         51           63
      Provision for possible loan losses         360         310         120
      charged to income
                                            --------   --------    ---------
      Total                                    2,055      1,938        1,769
      Losses                                     191        306          192
                                            --------   --------    ---------
      Balance at end of period               $ 1,864    $ 1,632     $  1,577
                                            ========   ========    =========

Note 4.   Premises, Equipment, Furniture and Fixtures

                                             Cost     Accumulated  Depreciated
                                                      Depreciatio      Cost
                                                           n
                                                      (000 omitted)
                                          - - - - - - - - - - 2003 - - - - - -
      Premises (including land $ 442)       $ 5,477        $ 1,971      $ 3,506
      Equipment, furniture and fixtures       3,191          2,539          652
                                            -------        -------      -------
           Totals, December 31, 2003        $ 8,668        $ 4,510      $ 4,158
                                            =======        =======      =======

                                          - - - - - - - - - - 2002 - - - - - -
      Premises (including land $ 442)       $ 5,167        $ 1,974      $ 3,193
      Equipment, furniture and fixtures       2,971          2,288          683
                                            -------        -------      -------
           Totals, December 31, 2002        $ 8,138        $ 4,262      $ 3,876
                                            =======        =======      =======

      Depreciation expense amounted to $ 385,580 in 2003, $ 429,480 in 2002, and $ 438,920 in 2001.

Note 5.   Real Estate Owned Other Than Premises

      Included in real estate owned other than premises are certain properties which are located adjacent to the main office. The Bank intends to hold these properties for future expansion purposes in order to protect its competitive position, and are renting certain of these properties until such time as the Bank decides they are needed. The depreciated cost of these properties was $ 476,136 and $ 350,447 at December 31, 2003 and 2002, respectively.

Note 6.   Loans

      Related Party Loans

      The company's subsidiary has granted loans to the officers and directors of the company and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 3,289,663 and $ 2,578,347 at December 31, 2003 and 2002, respectively.
      During 2003, $ 1,280,783 of new loans were made and repayments totaled
      $ 569,467.

      Outstanding loans to bank employees totaled $ 2,467,001 and $ 1,873,655 at December 31, 2003 and 2002, respectively.

      Loan Maturities

      The following table shows the maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 2003.

                                    Due over
                      Due within     1 but      Due over   Nonaccruing
                       one year      within      5 years       loans       Total
                                    5 years
                                             (000 omitted)
   Loans at           $   19,690     $ 35,484  $   53,116     $ 540      $ 108,830
      predeter-
      mined
      interest
      rates
   Loans at               15,844       17,617      71,776         0        105,237
      floating or
      adjustable
      interest
      rates
                      ----------     --------   ---------     -----      ---------
      Total (1)       $   35,534     $ 53,101   $ 124,892     $ 540      $ 214,067
                      ==========     ========   =========     =====      =========

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

                                                  Contract or Notional Amount
                                                      2003           2002
   Financial instruments whose contract amounts
      represent credit risk at December 31:
           Commitments to extend credit            $ 25,918,584   $ 26,466,626
                                                   ------------   ------------
   Standby letters of credit and financial              670,629        732,938
      guarantees written
                                                   ------------   ------------
                                                   $ 26,589,213   $ 27,199,564
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

Note 8.   Nonaccrual/Impaired Loans

      The following table shows the principal balances of nonaccrual loans as of December 31:

                                            2003          2002          2001
      Nonaccrual loans                    $  540,211    $  781,878     $  64,170
                                          ==========    ==========     =========
   Interest income that would have        $   12,120    $   84,587     $   7,183
      been accrued at original contract
      rates
      Amount recognized as interest            3,745         5,821           762
      income
                                          ----------    ----------     ---------
      Foregone revenue                    $    8,375    $   78,766     $   6,421
                                          ==========    ==========     =========

      The Corporation had no impairment of loans in 2003, 2002, and 2001.
Note 9.   Retirement Plan

      The Corporation maintains a money purchase retirement plan for those employees who meet the eligibility requirements set forth in the plan. Substantially all of the Corporation's employees are covered by the plan. The Corporation's funding policy is to contribute annually an amount, as determined under plan provisions, necessary to meet the minimum funding standards established by the plan. Contributions charged to operations were $ 82,000 for 2003, $ 47,000 for 2002, and $ 70,000 for 2001.

Note 10.  Employee Benefit Plans

      The Corporation maintains a profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are based on Corporation performance and are at the discretion of the Corporation's Board of Directors. Substantially all of the Corporation's employees are covered by the plan and the contribution charged to operations was $ 120,000, $ 110,000, and $ 94,000, for 2003,
      2002, and 2001, respectively.

      The Corporation maintains a deferred compensation plan for certain key executives and directors, which provides supplemental retirement and life insurance benefits. The plan is partially funded by life insurance on the participants, which lists the bank as beneficiary. The estimated present value of future benefits to be paid, which are included in other liabilities, amounted to $ 781,039 and $ 791,652 at December 31, 2003 and 2002, respectively. Annual expense of $ 84,146, $ 82,680, and $ 110,000 was charged to operations for 2003, 2002, and 2001, respectively.

      During 1999 a director who was a participant of the plan deceased. The present value of this participant's benefits, which will be paid out over ten years, was $ 140,287, $ 162,108, and $ 182,219, as of December 31,
      2003, 2002, and 2001, respectively.

      The Corporation has a supplemental group term retirement plan which covers certain officers of the Corporation. This plan is funded with single premium life insurance on the plan participants. The cash surrender value of the policies is an unrestricted asset of the Corporation. The estimated present value of the future benefits to be paid totaled $ 52,925 and $ 18,566 at December 31, 2003 and 2002, respectively. Total annual expense for this plan was $ 59,841, $ 23,989, and $ 20,165, for 2003,
      2002, and 2001, respectively.

      The Corporation maintains an employee stock ownership plan (ESOP) that generally covers all employees who have completed one year of service and attained the age of twenty. Contributions to the plan are determined annually by the Board of Directors as a percentage of the participants' total compensation. Compensation for the plan is defined as compensation paid including salary reduction and Sections 125 and 401(k) but excluding nontaxable fringe benefits and any compensation over $ 200,000. The payments of benefits to participants are made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations amounted to $ 120,000, $ 110,000, and $ 94,000 for 2003, 2002, and 2001, respectively. All shares held in the plan are considered issued and outstanding for earnings per share calculations and all dividends earned on ESOP shares are charged against retained earnings, the same as other outstanding shares. Total shares of the plan were 81,586 and 75,476 at December 31, 2003 and 2002, respectively.

Note 11.  Stock Option Plans

      In 1996 the Corporation implemented two nonqualified stock option plans, which are described below. The compensation cost that has been charged against income for those plans was $ 104,819, $ 51,353, and $ 29,555 for 2003, 2002, and 2001, respectively.

      The first plan is for select key employees. This plan granted options for up to 1,623 shares at a purchase price of $ 1.00 per share. These options can be exercised only by the key employees during his/her lifetime.

      The second plan is for outside directors. This plan granted options of 4,060, 3,600, and 5,154 shares for each director at $ 30.00, $ 24.250, and
      $ 20.125 per share for the years ended December 31, 2003, 2002, and 2001, respectively, which was based on the market value of the stock at the grant date. Options are vested one year following the grant date and expire upon the earlier of 120 months following the date of the grant or one year following the date on which a director ceases to serve in such a capacity for the corporation. At December 31, 2003 the range of exercise prices was from $ 11.91 to $ 32.13 per share. At December 31, 2003, there were 114,155 shares that can still be granted under these plans.

      A summary of the status of the Corporation's two fixed stock option plans as of December 31 is as follows:

                     - - - - - - 2003 - - - -   - - - - - - 2002 - - -   - - - - - - 2001 - - - -

      Fixed Options                 Weighted                  Weighted                 Weighted
                                     Average                  Average                   Average
                                    Exercise                  Exercise                 Exercise
                                    Price Per                Price Per                 Price Per
                        Shares        Share       Shares       Share       Shares        Share
   Outstanding at           23,691       $ 21        25,102      $ 21        19,948        $ 22
      beginning of
      year
   Granted                   5,683         22         5,040        18         6,528          16
   Exercised                 6,058         21         3,548        10         1,374           1
   Forfeited/expired             0          0         2,903        21             0           0
                           -------       ----       -------      ----       -------        ----
   Outstanding at
      end of year           23,316       $ 22        23,691      $ 21        25,102        $ 21
                            ======       ====        ======      ====        ======        ====
   Options
      exercisable
      at
      year end              20,068                   20,091                  19,948
   Weighted average
      fair value of
      options per
      share granted
      during the
      year                  $ 4.40                   $ 3.33                  $ 4.53

      Outstanding options at December 31, 2003 consist of the following:

                                                  Remaining
                     Shares         Shares       Contractual   Exercise
                   Outstanding    Exercisable       Life         Price
                      3,623               3,623   2 years       $ 21.49
                      2,720               2,720       3 years     11.91
                      2,856               2,856       4 years     16.19
                      2,142               2,142       5 years     22.25
                      2,040               2,040       6 years     32.13
                      1,950               1,950       7 years     24.37
                      2,577               2,577       8 years     20.13
                      2,160               2,160       9 years     24.25
                      3,248                   0      10 years     30.00
                     ------              ------      --------   -------
      Total/Aver     23,316              20,068       8 years   $ 22.26
      age
                     ======              ======      ========   =======

Note 11.  Stock Option Plans (Continued)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                          2003     2002    2001
Dividend yield            2.8%     2.8%     3%
Expected life              8         8       8
Expected volatility      14.26     13.50   20.06
Risk-free interest        3.50     3.50    5.33
rate

Note 12.  Deposits

      Included in savings deposits at December 31 are NOW and Money Market Account balances totaling $ 90,089,000 and $ 80,839,000 for 2003 and 2002, respectively.

      Time deposits of $ 100,000 and over aggregated $ 14,509,480 and $ 15,119,446 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002 the scheduled maturities of time deposits of $ 100,000 and over are as follows:

                          2003            2002
                             (000 omitted)
Maturity
Three months or less      $   1,965       $   2,912
Over three months             5,036           8,591
through twelve
months
Over twelve months            7,508           3,616
                           --------        --------
                           $ 14,509        $ 15,119
                           ========        ========

      At December 31, 2003 scheduled maturities of all time deposits are as follows:

                       2004         $ 31,655,519
                       2005           17,739,153
                       2006           10,193,313
                       2007            4,347,651
                       2008            8,132,991
                                    ------------
                                    $ 72,068,627
                                    ============

     The aggregate amount of demand deposits reclassified as loan balances were $ 506,904 and $ 184,588 at December 31, 2003 and 2002, respectively.

      The Corporation accepts deposits of the officers, directors, and employees on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers, directors and employees totaled
      $ 2,422,286 and $ 1,627,189 at December 31, 2003 and 2002, respectively.

Note 13.  Liabilities for Other Borrowed Funds

      At December 31, 2003 and 2002, $ 3,935,000 and $ 2,800,000, respectively, of other borrowed funds represents the outstanding balance on lines of credit at other area banks. Total amount of the lines at December 31, 2003 and 2002 was $ 5,800,000. Interest on these lines ranged from 3.00% to 5.25% for 2003 and 2002.
Note 13.  Liabilities for Other Borrowed Funds (Continued)

      In addition, $ 202,595 and $ 307,647 of the balance of liabilities for other borrowed funds at December 31, 2003 and 2002, respectively, represents the balance of the Treasury Tax and Loan Investment Program. The Corporation elected to enter into this program in accordance with federal regulations. This program permits the Corporation to borrow these Treasury Tax and Loan funds by executing an open-ended interest bearing note to the Federal Reserve Bank. Interest is payable monthly and is computed at 1/4% below the Federal Funds interest rate. The note is secured by U.S. Government obligations with a par value of $ 439,915 and $ 656,950 at December 31, 2003 and 2002, respectively.

      The Corporation also had the following borrowings from the Federal Home Loan Bank:

                                 2003                    2002
                       Interest     Balance      Interest    Balance      Maturity
         Loan Type       Rate                      Rate

      Convertible       5.25       $ 5,000,000   5.25      $ 5,000,000     04/06/11
      Convertible       5.01         5,000,000   5.01        5,000,000     11/24/08
      Convertible       4.63         5,000,000   4.63        5,000,000     11/20/08
      Convertible       5.395        5,000,000   5.395       5,000,000     09/15/08
      Line of credit (1)1.03        13,236,000   1.31       10,943,900     02/27/04
      Convertible       3.99         5,000,000   3.99        5,000,000     11/27/12
      Convertible       4.13         5,000,000                       0     05/07/18
                                  ------------             -----------
                                  $ 43,236,000            $ 35,943,900
                                  ============             ===========

      (1) Total amount available under this line is $ 11,764,000 at December 31, 2003.

      Total maximum borrowing capacity from Federal Home Loan Bank at December 31, 2003 was $ 136,241,000. Collateral for borrowings consists of certain securities and the Corporation's 1-4 family mortgage loans totaling approximately $ 136 million at December 31, 2003.

Note 14.  Income Taxes

      The components of income tax expense are summarized as follows:

                                          2003          2002         2001
                                                  (000 omitted)
      Current year provision:
      Federal                             $ 1,535      $ 1,604       $  1,378
      State                                   294          151            147
      Deferred income taxes (benefit)    (      8)           8            111
                                          -------      -------       --------
                                          $ 1,821      $ 1,763       $  1,636
                                          =======      =======       ========

      Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 1,810,195, $ 1,741,545, and $ 1,321,372 for 2003, 2002, and 2001, respectively.
Note 14.  Income Taxes (Continued)

      A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                                   2003      2002      2001

      Federal income tax rate                       34.0%     34.0%     34.0%
      Increase resulting from:
      State taxes, net of federal tax benefit        4.2       2.3       2.6
      Reduction resulting from:
      Nontaxable interest income                    11.3       9.7       7.6
                                                   ------     -----     -----
      Effective income tax rate                     26.9%     26.6%     29.0%
                                                   ======     =====     =====

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

                                                      2003          2002
       Deferred Tax Assets
       Bad debts                                     $    483       $    404
       Deferred compensation                              266            276
       Non-accrual loan income                              4             27
                                                     --------       --------
                                                          753            707
                                                     --------       --------
       Deferred Tax Liabilities
       Depreciation                                 (      50)    (      13)
       Unrealized gain on investment securities     (   3,977)    (   1,498)
                                                     --------       --------
                                                    (   4,027)    (   1,511)
                                                     --------       --------
       Net deferred tax (liability)                 ($  3,274)    ($    804)
                                                     ========       ========

      The company has not recorded a valuation allowance for the deferred tax assets as management feels that it is more likely than not that they will be ultimately realized.

Note 15.  Tower Bancorp Inc. (Parent Company Only) Financial Information

      The following are the condensed balance sheets, statements of income, and statements of cash flows for the parent company:

                                     Balance Sheets
                                      December 31
                          Assets                           2003          2002
                                                             (000 omitted)
      Cash                                                $       3     $       6
      Securities available for sale                          27,653        16,754
      Investment in The First National Bank of               24,333        23,252
      Greencastle
                                                          ---------      --------
      Total assets                                        $  51,989     $  40,012
                                                          =========     =========
      Liabilities
      Other liabilities                                   $   5,416     $   2,146
      Notes payable - subsidiary                              2,200         2,200
      Notes payable - other                                   3,935         2,800
                                                          ---------     ---------
      Total liabilities                                      11,551         7,146
                                                          ---------     ---------
      Stockholders' Equity
      Common stock, no par value; authorized 5,000,000        2,225         2,225
      shares, issued 1,780,100 shares
      Additional paid-in capital                              6,763         6,713
      Retained earnings                                      25,765        22,999
      Accumulated other comprehensive income                  7,006         2,195
                                                          ---------     ---------
                                                             41,759        34,132
      Less:  Cost of Treasury stock, 45,595 shares -
         2003; 47,290 shares - 2002                      (    1,321)   (    1,266)
                                                           --------      --------
         Total stockholders' equity                          40,438        32,866
                                                           --------      --------
         Total liabilities and stockholders' equity        $ 51,989      $ 40,012
                                                           ========      ========

                                      Statements of Income
                                    Years Ended December 31
                                                         2003         2002        2001
                                                                 (000 omitted)
      Income
      Dividends                                          $    409   $     334   $      305
      Net gain on sale of securities                        3,130       1,720        1,756
      Cash dividends from wholly-owned subsidiary           2,149       1,147        1,965
      Miscellaneous                                             0            0          19
                                                         --------   ---------    ---------
                                                            5,688       3,201        4,045
                                                         --------   ---------    ---------
      Expenses
      Interest                                                197         185          193
      Taxes                                                 1,057         573          478
      Postage and printing                                     39          36           33
      Management fees                                         102         102          102
      Professional fees                                       286         152          212
      Other expenses                                           36           0            9
                                                         --------   ---------    ---------
                                                            1,717       1,048         1027
                                                         --------   ---------    ---------
      Income before equity in undistributed income          3,971       2,153        3,018

      Equity in undistributed income of subsidiary            980       2,700          983
                                                         --------   ---------    ---------
      Net Income                                         $  4,951   $   4,853    $   4,001
                                                         ========   =========    =========

Note 15. Tower Bancorp Inc. (Parent Company Only) Financial Information (Continued)

                                    Statements of Cash Flows
                                     Years Ended December 31
                                                             2003         2002        2001
                                                                  (000 omitted)
   Cash flows operating activities:
     Net income                                             $ 4,951       $ 4,853     $ 4,001
     Adjustments to reconcile net income to cash
      provided by operating activities:
       Net gain on sale of investment securities           (  3,130)    (  1,720)   (  1,756)
       Equity in undistributed income of subsidiary        (    980)    (  2,700)   (    983)
     Increase in accrued expenses                               808           304   (    965)
                                                            -------       -------     -------
   Net cash provided by operating activities                  1,649           737         297
                                                            -------       -------     -------

   Cash flows from investing activities:
     Purchase of investment securities                     (  6,644)    (  6,145)   (  2,769)
     Sales of investment securities                           6,011         5,416       4,154
                                                            -------       -------     -------
   Net cash provided (used) by investing
     activities                                            (    633)    (    729)      1,385
                                                            -------       -------     -------

   Cash flows from financing activities:
     Purchase of treasury stock                            (    513)    (    545)   (    423)
     Proceeds from sale of treasury stock                       508           167         200
     Dividends paid                                        (  2,149)    (  1,147)   (  1,965)
   Net proceeds (payments) on/from borrowing                  1,135         1,521         508
                                                            -------       -------     -------
   Net cash (used) by financing activities                 (  1,019)    (      4)   (  1,680)
                                                            -------       -------     -------
   Net increase (decrease) in cash                         (      3)           4            2
   Cash, beginning                                                6             2           0
                                                            -------       -------     -------
      Cash, ending                                          $     3       $     6     $     2
                                                            =======       =======     =======

Note 16.  Compensating Balance Arrangements

      Included in cash and due from banks are required deposit balances at the Federal Reserve of $ 615,000 at December 31, 2003 and 2002 and required deposit balances at Equifax of $ 39,391 and $ 36,641 at December 31, 2003 and 2002, respectively. These are maintained to cover processing costs and service charges.

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

Note 18.  Commitments and Contingencies

      The Corporation leases its facilities in Mercersburg under a noncancellable operating lease that expires in 2006. Total rent expense charged to operations was $ 22,200 for 2003, 2002, and 2001.

      The Corporation leases its facilities in Chambersburg under a noncancellable lease that expires in September 2007, with a year-to-year basis thereafter. Total rent expense charged to operations was $ 10,800, $ 9,600, and $ 3,200 for 2003, 2002, and 2001, respectively.

      The Corporation also leases a site for an Automatic Teller Machine under a noncancellable operating lease that expires in 2013 with the right to negotiate an extended lease of two additional five year terms. Total rent expense charged to operations was $ 10,200 for 2003 and $ 9,000 for 2002 and 2001. The lease rental for the second five years of the initial term is subject to negotiation.

      Following is a schedule, by years, of future minimum rentals under the lease agreements as of December 31, 2003:

       Year Ending
          2004          $ 46,200
          2005            42,600
          2006            42,600
          2007            17,200
          2008             3,600
                       ---------
                       $ 152,200
                       =========

      The Corporation is a defendant in a lawsuit that involves allegations that the Bank improperly deposited and cashed a check. Management believes it has a valid defense against this allegation. However, it is possible that the suit could result in an unfavorable outcome and management has accrued a $ 90,000 liability for this contingency.

Note 19.  Fair Value of Financial Instruments

      The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                            - - - - - - 2003 - - - -  - - - - - - 2002 - - - -
                                                       - -                      - -
                                             Carrying        Fair      Carrying       Fair
                                              Amount        Value       Amount       Value
      FINANCIAL ASSETS
      Cash and due from banks                        $             $  $   8,943     $   8,943
                                                 8,929         8,929
      Interest bearing deposits with banks         675            675     1,644         1,644
      Securities available for sale             63,076         63,076    50,838        50,838
      Loans receivable                         214,067        214,048   187,537       189,121
      Accrued interest receivable                  962            962     1,013         1,013
      Other bank stock                           3,219          3,219     3,162         3,162

      FINANCIAL LIABILITIES
      Time certificates                         72,069         72,988    70,074        70,877
      Other deposits                           134,896        134,896   117,483       117,483
      Other borrowed funds                      47,373         47,314    39,052        39,233
      Accrued interest payable                     204            204       287           287

Note 20.  Regulatory Matters

      Dividends paid by Tower Bancorp Inc. are generally provided from the subsidiary bank's dividends to Tower. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent. The Bank, as a national


Note 20.  Regulatory Matters (Continued)

      bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus retained earnings (as defined) from the prior two years. Dividends that the Bank could declare without approval of the Comptroller of the Currency, amounted to approximately $ 6,777,799 and $ 7,381,375 for 2003 and 2002, respectively.

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

                                            Tower Bancorp        Regulatory
                                                                   Minimum
                                                                Requirements
                                          2003         2002
      Leverage ratio                     11.74%      11.72%            4%
      Risk-based capital ratio
      Tier I (core capital)              17.03%      17.48%            4%
      Combined Tier I and Tier II
      (core capital plus
      allowance for loan losses)         20.06%      18.95%            8%

           As of December 31, 2003 the most recent notification from the Office of the Comptroller of the Currency categorized the financial institution as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the financial institution's category.

              TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARIES

                        SELECTED FIVE-YEAR FINANCIAL DATA

                                  2003       2002        2001        2000       1999
Income (000 omitted)

Interest income                    $ 14,434    $ 15,857    $ 16,510   $ 15,523   $ 13,648
Interest expense                      4,267       5,252       6,988      7,295      6,079
Provision for loan losses               360         310         120          0          0
                                   --------    --------    --------   --------   --------
Net interest income after             9,807      10,295       9,402      8,228      7,569
   provision for loan losses
Other operating income                4,441       2,980       2,937      3,615      2,822
Other operating expenses              7,476       6,659       6,702      6,261      5,941
                                   --------    --------    --------   --------   --------
Income before income taxes            6,772       6,616       5,637      5,582      4,450
Applicable income tax                 1,821       1,763       1,636      1,489      1,247
                                   --------    --------    --------   --------   --------
Net income                         $  4,951    $  4,853    $  4,001   $  4,093   $  3,203
                                   ========    ========    ========   ========   ========

Per share amounts are based on the following weighted average shares outstanding.

 2003 - 1,733,477    2001 - 1,745,847    1999 - 1,763,548
 2002 - 1,737,298    2000 - 1,761,699

Net income                          $  2.86     $  2.79    $  2.29     $  2.32     $  1.82
Cash dividend                          1.26         .84       1.12         .56         .97
Book value                            23.33       18.92      16.33       15.14       12.56

Year-End Balance Sheet Figures
(000 omitted)                       2003       2002        2001        2000       1999

Total assets                      $ 300,738   $ 262,589  $ 245,574   $ 224,512   $ 206,874
Net loans                           212,203     185,905    166,100     145,984     130,041
Total investment securities          66,295      54,000     59,005      60,022      55,846
Deposits - noninterest bearing       18,412      13,297     13,328      16,359      13,746
Deposits - interest bearing         188,553     174,260    164,271     160,638     145,978
Total deposits                      206,965     187,557    177,599     176,997     159,724
Total stockholders' equity           40,438      32,866     28,518      26,676      22,136

Ratios

Average equity/average assets         13.01       12.10      11.96       10.96       11.42
Return on average equity              14.46       15.81      14.40       17.17       14.09
Return on average assets               1.80        1.91       1.72        1.88        1.63


              TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                       SUMMARY OF QUARTERLY FINANCIAL DATA

      The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are as follows:

                                                     2003                                     2002
($ 000 omitted except per share)   - - - - - - - - - Quarter Ended - - - -   - - - - - - - - - Quarter Ended - - - -
                                     Mar. 31   June 30    Sept. 30  Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31

Interest income                      $ 3,670   $ 3,663     $ 3,604  $ 3,497  $ 4,113     $ 4,008   $ 3,971   $ 3,765
Interest expense                       1,111     1,103       1,060      993    1,444       1,399     1,313     1,096
                                     -------   -------     -------  -------  -------     -------   -------   -------
Net interest income                    2,559     2,560       2,544    2,504    2,669       2,609     2,658     2,669
Provision for loan losses                 90        90          90       90       60          70        90        90
                                       -------   -------     -------  -------  -------     -------   -------   -------
Net interest income after                2,469     2,470       2,454    2,414    2,609       2,539     2,568     2,579
   provision for loan losses
Other income                           1,365     1,063       1,114      899    1,212         799       720       249
Other expenses                         1,896     1,994       1,962    1,624    1,820       1,774     1,739     1,326
                                       -------   -------     -------  -------  -------     -------   -------   -------
Operating income before income           1,938     1,539       1,606    1,689    2,001       1,564     1,549     1,502
   taxes
Applicable income taxes                  532       419         438      432      553         420       409       381
                                     -------   -------     -------  -------  -------     -------   -------   -------
Net income                           $ 1,406   $ 1,120     $ 1,168  $ 1,257  $ 1,448     $ 1,144   $ 1,140   $ 1,121

Net income applicable to common
   stock
Per share data:
Net income                           $   .81   $   .65     $   .67  $   .73  $   .83     $   .66   $   .66   $   .64



              TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
         Interest Rates and Interest Differential Tax Equivalent Yields
                             Years Ended December 31

                             Average                         Average                          Average
                             Balance    Interest     Rate    Balance    Interest      Rate    Balance    Interest     Rate
                              - - - - - - 2003 - - - - - - - - - - - - - 2002 - - - - - -- - - - - - - 2001 - - - - - -
                                     (000 omitted)                   (000 omitted)                (000 omitted)
Assets
Investment Securities:
Taxable interest income     $  34,041   $  1,091     3.20%   $  30,551  $  1,352       4.40%   $  35,732 $  1,852      5.20%
Nontaxable interest income     20,559      1,117     5.40%      21,222     1,153       5.40%      20,060    1,034      5.20%
                            ---------   --------     -----   ---------  --------       -----    -------- --------        -----
Total investment securities    54,600      2,208     4.00%      51,773     2,505       4.84%      55,792    2,886    5.17%
Loans (net of unearned
   discounts)                 198,599     12,157     6.10%     183,805    13,207       7.20%     158,570   13,380    8.40%
Other short-term investments    4,428         69     1.60%       5,666       145       2.60%       7,198      244    3.45%
                            ---------   --------     -----   ---------  --------       -----    -------- --------        -----
  Total interest earning
   Assets                     257,627   $ 14,434     5.60%     241,244  $ 15,857       6.60%     221,560 $ 16,510    7.50%
                                        ========     =====              ========       =====             ========        =====

Allowance for loan losses   (   1,722)                       (   1,606)                      (     1,581)
Cash and due from banks         6,869                            8,511                             6,598
Bank premises and equipment     4,126                            3,416                             3,020
Other assets                    8,072                            2,517                             2,683
                            ---------                        ---------                         ---------
Total assets                $ 274,972                        $ 254,082                         $ 232,280
                            =========                        =========                         =========

Liabilities and Stockholders' Equity
Interest bearing demand
   Deposits                 $  84,107   $     539    0.60%   $  76,373   $   932       1.20%    $  63,422 $  1,254   2.00%
Savings deposits               25,702         110    0.40%      22,792       200       0.90%       24,828      541   2.20%
Time deposits                  72,307       1,993    2.80%      71,631     2,665       3.70%       77,054     4,044   5.20%
Short-term borrowings          40,252       1,625    4.00%      41,487     1,455       3.50%       24,990     1,149   4.6%
                            ---------   --------     -----   ---------  --------       -----    -------- --------        -----
Total interest bearing
   Liabilities                222,368   $   4,267    1.90%     212,283   $ 5,252       2.50%      190,294 $   6,988   3.70%
                                        ========     =====              ========       =====               ========        =====

Demand deposits                15,144                           12,470                             12,840
Other liabilities               3,216                            1,367                              1,365
                            ---------                        ---------                          ---------
Total liabilities             240,728                          223,390                            204,499
Stockholders' equity           34,244                           30,692                             27,781
                            ---------                        ---------                          ---------
Total liabilities &
   stockholders' equity     $ 274,972                        $ 254,082                          $ 232,280
                            =========                        =========                          =========

Net interest income/net
   yield on average earning
   assets                               $  10,167     3.9%               $ 10,605      4.4%                $  9,522    4.3%
                                        ========     =====              ========       =====               ========    =====

              TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                         CHANGES IN NET INTEREST INCOME
                              TAX EQUIVALENT YIELDS

                                                    2003 Versus 2002
                                                   Increase (Decrease)
                                                    Due to Change in
                                           Average       Average       Total
                                            Volume        Rate        Increase
                                                                     (Decrease)
                                                      (000 omitted)
Interest Income
Loans (net of unearned discounts)            $ 1,065      ($ 2,115)    ($ 1,050)
Taxable investment securities                    154      (    415)    (    261)
Nontaxable investment securities            (     36)            0     (     36)
Other short-term investments                (     32)     (     44)    (     76)
                                             -------       -------      -------
Total interest income                          1,151      (  2,574)    (  1,423)
                                             -------        -------     -------
Interest Expense
Interest bearing demand                           93       (   486)    (    393)
Savings deposits                                  26       (   116)    (     90)
Time deposits                                     25       (   697)    (    672)
Other short-term borrowings                  (    43)          213           170
                                             -------        -------     -------
Total interest expense                           101       ( 1,086)    (    985)
                                             -------        -------     -------
Net interest income                                                    ($   438)
                                                                        =======

                                                    2002 Versus 2001
                                                   Increase (Decrease)
                                                    Due to Change in
                                           Average       Average       Total
                                            Volume        Rate        Increase
                                                                     (Decrease)
                                                      (000 omitted)
Interest Income
Loans (net of unearned discounts)            $ 2,120      ($ 2,293)   ($    173)
Taxable investment securities               (    544)           44    (     500)
Nontaxable investment securities                  60            59          119
Other short-term investments                (      3)     (     96)   (      99)
                                             -------       -------     --------
Total interest income                          1,633      (  2,286)   (     653)
                                             -------        -------    --------
Interest Expense
Interest bearing demand                          259      (    581)   (     322)
Savings deposits                            (     45)     (    296)   (     341)
Time deposits                               (    282)     (  1,097)   (   1,379)
Other short-term borrowings                      759      (    453)         306
                                             -------        -------    --------
Total interest expense                           691      (  2,427)   (   1,736)
                                             -------        -------    --------
Net interest income                                                      $ 1,083
                                                                         =======

     Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

              TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                       MATURITIES OF INVESTMENT SECURITIES

                                December 31, 2003

          The following table shows the maturities of investment securities at amortized cost as of December 31, 2003, and weighted average yields of such securities. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.

                                                After     After
                                               1 year    5 years
                                                 but       but
                                     Within    within    within     After
                                     1 year    5 years  10 years  10 years    Total
                                                      (000 omitted)
Bonds:

U.S. Government agencies/mortgage-
   backed securities
Book value                              $   406   $ 2,583   $ 4,965  $    645   $  8,599
Yield                                     4.48%     4.05%     4.76%     5.01%      4.42%

State and municipal
Book value                              $     0   $ 1,409   $ 4,388  $ 15,475   $ 21,272
Yield                                     0.00%     5.81%     7.03%     7.44%      7.25%

Other
Book value                              $   203   $ 2,516   $     0  $  1,440   $  4,159
                                        -------   -------   -------  --------   --------
Yield                                     5.60%     5.91%     0.00%     1.91%      4.51%
                                        -------   -------   -------  --------   --------
Total book value                        $   609   $ 6,508   $ 9,353  $ 17,560   $ 34,030
                                        =======   =======   =======  ========   ========
Yield                                     4.85%     5.15%     5.83%     6.90%      6.20%
                                        =======   =======   =======  ========   ========
Equity Securities:
Total Equity Securities                                                         $ 18,430
                                                                                ========
Yield                                                                              2.47%
                                                                                ========
Total Investment Securities                                                     $ 52,460
                                                                                ========
Yield                                                                              4.89%
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

          Net income was $ 4,951,000 in 2003 compared to $ 4,853,000 in 2002 and $ 4,001,000 in 2001. Net income on an adjusted per share basis for 2003 was $ 2.86, up $ .07 from $ 2.79, realized during 2002.

          Total interest income decreased $ 1,423,000 from 2002 to 2003 and $ 653,000 from 2001 to 2002. Decreases in 2003 and 2002 were due to reductions in rates. Average loans outstanding in 2003 increased 8.0% over 2002. However, the continuing decline in rates resulted in a 8.0% decrease in interest income from loans in 2003 as compared to a 1.3% decrease realized in 2002. Earnings on investments (excluding gains from sales) decreased 14.0% in 2003 compared to a 15.3% decrease in 2002. This decrease was primarily the result of decreased average rates of investment securities which dropped to 3.86% in 2003 from 4.6% in 2002. Total average earning assets increased 6.8% in 2003 compared to 8.9% in 2002. Increases in earning assets during 2003 and 2002 were proportionately higher in loans, which typically produce higher yields than investments.

          Interest from loans accounted for 84% of total interest income for 2003, as compared to 83% and 81% for 2002 and 2001, respectively. Interest and dividends on investments amounted to $ 2,277,000 or 16.0% of interest income for 2003, as compared to $ 2,650,000 or 17% in 2002 and $ 3,130,000 or 19% in 2001.

          Total interest expense was $ 4,267,000 for 2003, a decrease of $ 985,000 over the $ 5,252,000 for 2002. The increase in total average interest bearing deposits was 6.6% in 2003 compared to 3.3% in 2002. Overall growth was moderate during 2003 and 2002 with interest bearing demand deposits increasing 10.1% and time deposits and savings increasing 1.0% and 12.8%, respectively. Although overall growth was moderate during 2003, rates decreased 60 basis points which caused a decrease in interest expense on deposits of 30.4%. There were some significant changes in the level of borrowed funds resulting in an overall increase in interest expense on borrowed funds by 11.7%. This change in volume along with the decreased level of rates paid for deposits and on borrowed funds was offset somewhat by increases in average volumes in earning assets.
The decrease in rates on earning assets caused the overall net interest margin to decrease by 50 basis points for 2003 compared to 2002.

          The Corporation's net charge-offs have been lower than peer group performance for the past five years. Net charge-offs were $ 128,000, $ 255,000, and $ 129,000 for 2003, 2002, and 2001, respectively. Previous years' net recoveries, as well as an improving loan portfolio, have allowed the bank to have a current year provision of $ 360,000, $ 310,000, and $ 120,000 for 2003, 2002, and 2001, respectively. The provisions were based on management's evaluation of the adequacy of the reserve balance and represent amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and other economic conditions.

OPERATING RESULTS (Continued)

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

          Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers' checks, money orders and savings bonds, fees for trust services, fees for investment services, securities gains and losses and other income, such as safe deposit box rents. Other income increased $ 1,461,000 or 49.0% for 2003 over 2002, and increased
$ 43,000 or 1.5% for 2002 over 2001. The increase in 2003 was due to income derived from increases in service fees charged and increased gains on investment security sales.

          The noninterest expenses are classified into four main categories: salaries and employee benefits; occupancy expenses, which include depreciation, maintenance, utilities, taxes and insurance; equipment expenses, which include depreciation, rents and maintenance; and other operating expenses, which include all other expenses incurred in operating the Corporation.

          Personnel related expenses increased $ 343,000 or 9.6% in 2003 over 2002, compared to an increase of $ 347,000 or 10.8% in 2002 over 2001. Occupancy and equipment expense increased by 1.2% from 2003 to 2002 compared to a decrease of 3.2% from 2002 to 2001. Management expected noninterest expenses to increase in 2003 and 2002 with the opening of their new branches and they expect noninterest expense to continue increasing as their plans to expand take place. Total noninterest expenses increased 12.3% in 2003, compared to a decrease of .6% in 2002.

          Applicable income taxes changed between 2001, 2002, and 2003 as a result of changes in pre-tax accounting income and taxable income. As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, interest income on nonaccrual loans and unrealized gains and losses on investment securities available for sale as accounted for under SFAS 115. The marginal tax rate at which deferred taxes were provided during 2003 and 2002 is 34%. At December 31, 2003 and 2002, deferred taxes amounted to ($ 3,247,000) and ($ 804,000), respectively. This increase is due mainly to a change in the estimate of unrealized gains and losses on investment securities since information pertaining to market values of stocks traded in the over-the-counter market is now more readily available than it had been in the past. If all timing differences reversed in 2003, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

          The current level of nontaxable investment and loan income is such that the Corporation is not affected by the alternative minimum tax rules.

CRITICAL ACCOUNTING POLICIES

          The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.
CRITICAL ACCOUNTING POLICIES (Continued)

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          Financial Accounting Standards Board Statement 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued May of 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Provisions of this statement are consistent with the Board's proposal to revise the definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Management does not expect there to be a significant impact from this statement since the Corporation currently does not have any obligations requiring settlement by the issuance of its own shares of stock.

          In December 2003, the Financial Accounting Standards Board released Financial Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

          1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
          2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
               a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights;
               b.   The obligation to absorb the expected losses of the entity;
               c. The right to receive the expected residual returns of the entity.
          3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

          Management does not expect this interpretation to have a significant impact since the Corporation does not have any investment in any entity with the aforementioned characteristics.

          Financial Accounting Standards Board (FASB) Statement 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Management does not expect there to be a significant impact from this statement, since they have elected not to expense options under the fair value based method.
LIQUIDITY RISK MANAGEMENT

          Liquidity and interest rate sensitivity are related but distinctly different from one another.

          Liquidity involves the Corporation's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Liquidity available to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources providing funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings. At December 31, 2003, the Corporation had off-balance sheet liabilities in the form of commitments to extend credit and letters of credit in the amount of $ 26,589,213. The Corporation also has available additional borrowing capacity of up to $ 94,870,000.

Interest Rate Sensitivity Analysis

          A number of measures are used to monitor and manage interest rate risk including income simulation and interest sensitivity (gap) analysis. An income simulation model is used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment, repricing and maturity of loan related assets; deposit sensitivity; market conditions and changes in other financial instruments. The Corporation's policy objective is to limit the change in annual earnings to 20% of net interest income. At December 31, 2003, based on the results of the simulation model, the Corporation would expect a change in net interest income of $ 249,844 over a 12-month period if interest rates increased from current rates by 300 basis points. If interest rates decreased from current rates by 100 basis points, the Corporation would expect a change in the net interest income of $ 57,253 over a 12-month period.

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

          The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which are anticipated by the Corporation, based upon certain assumptions described below, to reprice or mature in each of the future time periods shown. Adjustable-rate assets and liabilities are included in the table in the period in which their interest rates can next be adjusted.
LIQUIDITY RISK MANAGEMENT (Continued)

          Money market, NOW and savings accounts have been included in rate sensitive liabilities of "Zero - 90 days" due to these funds being subject to immediate withdrawal.


                                   Due 0 - 90   Due 91 - 360   Due After     Total
                                      Days          Days        1 Year
                                                     (000 omitted)

Rate sensitive assets

Interest bearing deposits with       $   2,500         $  4,507   $  27,698   $  34,705
   banks and investment securities
Real estate, commercial and             44,035           69,413     102,307     215,755
   consumer loans
                                     $  46,535         $ 73,920   $ 130,005   $ 250,460
Rate sensitive liabilities

Certificates of deposit over         $   1,991         $  5,072   $   7,549   $  14,612
   $ 100,000
Other certificates of deposit            7,397           17,756      31,030      56,183
Money market deposit accounts           40,076                0           0      40,076
NOW accounts and other savings          76,408                0           0      76,408
   deposits
Federal funds and other liabilities     17,373                0      30,000      47,373
                                     $ 143,245         $ 22,828   $  68,579   $ 234,652
Cumulative interest sensitive
   GAP/total assets from financial
   statements                       (   96,710)     (  45,618)     15,808       15,808
Cumulative interest sensitive GAP
   ratio                            (   32.16%)     (  15.17%)      5.26%        5.26%

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

          The following table sets forth the projected maturities and average rates for all rate sensitive assets and liabilities based on the following assumptions. All fixed and variable rate loans were based on original maturity of the note since the Corporation has not experienced a significant rewriting of loans. Investments are based on maturity date. The Corporation has historically experienced very little deposit runoff and has in fact had net gains in deposits over the past
MARKET RISK MANAGEMENT (Continued)

fifteen years. Based on this experience, it was estimated that maximum runoff of noninterest bearing checking would be 33% and for all other deposits except time deposits, which would be 10%. Time deposits are classified by original maturity date.

(In Thousands)      - - - -  - - - - Principal/Notional Amount Maturing In: - - - -
                                               - - - - -
Rate sensitive        2004      2005    2006    2007     2008   Thereafter   Total      Fair
   assets                                                                              Value
Fixed interest         19,690    11,819   8,883   7,693    7,089     53,656   108,830   108,811
   rate loans
Average interest         6.08      7.07    6.55    6.27     6.19       5.81      6.11
   rate
Variable interest      15,844     4,263   4,312   4,548    4,494     71,776   105,237   105,237
   rate loans
Average interest         4.87      4.02    4.01    4.06     4.03       4.25      4.30
   rate
Fixed interest          1,731     2,801   4,263   1,506    2,425     23,372    36,098    39,317
   rate securities
Average interest         5.47      5.55    4.55    5.65     4.20       5.01      4.99
   rate
Noninterest bearing     3,069       920     920     920      308     12,275    18,412    18,412
   checking
Savings and             3,495     2,330   2,330   2,330    1,165    104,834   116,484   116,484
   interest bearing
   checking
Average interest         0.41      0.41    0.41    0.41     0.41       0.41      0.41
   rates
Time deposits          31,656    17,739  10,193   4,348    8,133          0    72,069    72,988
Average interest         1.77      2.78    2.65    3.94     3.05          0      2.40
   rates
Fixed interest              0         0       0       0   15,000     15,000    30,000    29,941
  rate borrowings
Variable interest      17,373         0       0       0        0          0    17,373    17,373
   rate barrowings
Borrowings average       1.69         0       0       0     5.01       4.46      4.74
   interest rate



CAPITAL FUNDS

          Internal capital generation has been the primary method utilized by Tower Bancorp Inc. to increase its capital. Stockholders' equity, which exceeded $ 40.4 million at December 31, 2003 has steadily increased. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Tower Bancorp's capital ratios to regulatory minimums at December 31 is as follows:

                                      Tower Bancorp         Regulatory
                                                              Minimum
                                                           Requirements
                                    2003         2002
Leverage ratio                     11.74%       11.72%          4%
Risk-based capital ratio Tier I    17.03%       17.48%          4%
   (core capital)
Combined Tier I and Tier II (core  20.06%       18.95%          8%
   capital plus allowance for
   loan losses)

CAPITAL FUNDS (Continued)

          Tower Bancorp, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines. Certain ratios are useful in measuring the ability of a company to generate capital internally.

          The following chart indicates the growth in equity capital for the past three years.

                                     2003      2002      2001
Equity capital at December 31
   (000 omitted)                  $ 40,438 $ 32,866   $ 28,518
Equity capital as a percent of      13.45%    12.52%     11.61%
assets at December 31
Return on average assets             1.80%     1.91%      1.72%
Return on average equity            14.46%    15.81%     14.40%
Cash dividend payout ratio          44.13%    30.04%     49.11%


STOCK MARKET ANALYSIS AND DIVIDENDS

          The Corporation's common stock is traded in the over-the-counter market. As of December 31, 2003 the approximate number of shareholders of record was 1,045.


     2003          Market Price       Cash
                                    Dividend

First Quarter    $ 29.50 - 34.90        $ .68
Second Quarter     33.80 - 36.50          .18
Third Quarter      35.10 - 36.50          .20
Fourth Quarter     35.40 - 40.00          .20

     2002          Market Price       Cash
                                    Dividend

First Quarter     $ 23.50 - 25.20     $ .32
Second Quarter     24.30 - 26.25        .16
Third Quarter      25.75 - 27.25        .18
Fourth Quarter     26.10 - 30.00        .18

                                                                      EXHIBIT 14

                               TOWER BANCORP, INC.

                         DIRECTORS AND SENIOR MANAGEMENT
                                 CODE OF ETHICS

          Directors and senior management, including senior financial officers, hold an important and elevated role in corporate governance at Tower Bancorp, Inc. They are vested with both the responsibility and authority to protect and preserve the interests of all of our constituents, including shareholders, employees, customers and citizens of the communities in which we conduct business. The maintenance of extremely high standards of honest, ethical and impartial conduct is essential to assure the proper performance of the company's business and the maintenance of the public's trust. This Code of Ethics prescribes the policies and procedures to be employed and enforced in the operations of Tower Bancorp, Inc. (the "Company").

  * It is your responsibility to comply with the law and behave in an ethical manner. This responsibility cannot be delegated or assumed by the company.

  * This code cannot anticipate every possible situation or cover every topic in detail. From time-to-time, the company may establish compliance programs to address specific subjects or you may find certain topics also covered by the First National Bank of Greencastle Code of Ethics or Employee Handbook. If you are unclear about a situation, seek guidance before taking action.

  * The standards in this code do not necessarily take into account all legal requirements. Where more restrictive local laws or requirements exist, those take precedence.

  * Comply with all applicable governmental rules and regulations. Failure to obey laws and regulations violates this code and may expose both you and the Company to criminal or civil prosecution. Any violation of this code or other compliance programs may result in corrective action, up to and including termination. The Company may also seek civil remedies from you and even refer criminal misconduct to law enforcement agencies.

  * You are responsible for reporting suspected violations of this code, immediately to John H. McDowell Sr., our Corporate Compliance Officer.

  * If you have a question about a topic covered in this code, please review the First National Bank of Greencastle Code of Ethics or Employee Handbook. If you still have a concern regarding any possible unethical or illegal conduct please contact John H. McDowell Sr., our Corporate Compliance Officer.

Conflicts of Interest

          A "conflict of interest" exists any time one faces a choice between what is in his/her personal interest (financial or otherwise) and the interest of our Company. These situations are not always easy to avoid. When a conflict of interest arises, it is important to act with great care to avoid even the appearance that your actions are not in the best interest of the Company. If you find yourself in a position where your objectivity may be questioned because of individual interest or family or personal relationships, notify John H. McDowell Sr., our Corporate Compliance Officer, immediately.

Ownership Interests

          Board of Directors approval is required for our Company to do business with a company in which a senior officer or family member owns - directly or indirectly - an interest. If you or a family member own or acquire an interest that is greater than 5% in any company, Board approval is needed for purchases of more than $50,000 per year.

          If your ownership interest does not meet any of the above criteria, Board approval is not needed, but you remain obligated to keep our Company's interests first in mind.

Gifts, Meals, Services and Entertainment

          One should not request or accept anything that might be used as a means to influence, or even appear to influence, you against the Company's best interests. Personal gifts should not be accepted other than those considered common business courtesies and for which one would reasonably expect to give something similar in return in the normal course of business. One must not accept or give any gift in excess of $100 in value without the prior approval of John H. McDowell Sr., our Compliance Officer.

Safeguarding Company Assets/Accuracy of Books and Records

          We maintain internal controls to provide direction on protecting Company assets and financial accountability. The controls are based upon the following principles.
Do not:

     * Make personal use of Company assets that creates additional cost for the Company, interferes with work duties or violates any Company policy;

     *  Allow Company property to be used to help carry out illegal acts;

     *  Manipulate financial accounts, records or reports for personal gain;

     * Maintain off-the-book accounts to facilitate questionable or illegal payments; or

     *  Violate any law or regulation.

Do:
     *  Prepare project financial proposals with accurate information;

     * Maintain books, accounts and records according to generally accepted accounting principles, using enough detail to reflect accurately and fairly Company transactions;

     * Record transactions in a timely manner, so that no misleading financial information is created. (These transactions include, but are not limited to, income, expense, indebtedness, obligation, reserves and acquisition or disposition of assets, etc);

     * Retain Company records in accordance with established policies and applicable legal and regulatory requirements; and

     * Give full, fair, accurate, timely, and understandable disclosure in any and all periodic reports filed with the United States Securities and Exchange Commission.

Insider Trading

          Insider trading is a crime that can carry severe penalties. If you know material, confidential information about our Company or any company with whom we have a business relationship and you trade company securities, such as stocks or bonds, while in possession of that information or tell others about it before it is made public, you may have violated the insider trading laws.
Please review the Company's Insider Trading and Material Non-Public Information Policy for details on our insider trading policy.

          Material information is the type of news that would affect a reasonable investor's decision on whether or not to invest in the Company's stock. Examples include plans to issue securities, sharp changes in earnings patterns, changes in dividend rates, changes in key management personnel, mergers, acquisitions, and important regulatory actions affecting the Company. This policy forbids you from trading not only in our stock, but also in those of our suppliers, customers or other companies with whom we have a business relationship while in possession of material inside information learned in the course of your employment at our Company.

          We encourage you to invest in our stock. However, if you have access to any information not readily available to the public, you must be sure you do not trade while in possession of material non-public information. When you have such information:

  * Do not tell anyone not authorized to have the information. A casual remark to a friend may find its way to a broker and eventually to the entire financial community thereby requiring the Company to make a premature or unplanned public announcement. This "tipping" may be illegal and damaging to the Company.

  * Do not trade in our Company's stock (or that of an applicable outside company) until the next day after the news has been made public. Circumstances suggesting the possibility of insider trading may result in an investigation by governmental authorities of Company and stockbroker records of stock trading transactions. This investigation could damage the Company's reputation and result in liability or penalties, including criminal charges and fines against you.

  * This policy against insider trading also covers transfers into and out of Company stock or savings plans and changes in patterns involving purchases of our stock within the plans. However, generally, regular scheduled monthly purchases of our stock within plans are not prohibited.

          If you are planning to effect a transaction in our securities, you must contact John H. McDowell Sr., our Corporate Compliance Officer, in advance.

Bribery, Kickbacks And Other Improper Payments

          Our Company and its officers must maintain high ethical and professional standards in all dealings.

  * Do not directly or indirectly promise, offer or make payment in money or anything of value to anyone, including a government official, agent or employee of a government, political party, labor organization or business entity or a candidate of a political party, with the intent to induce favorable business treatment or to improperly affect business or governmental decisions.

  * Our code does not necessarily take into account all local legal requirements. Where more restrictive local laws exist, those take precedence. In general, we do not consider ordinary and reasonable business entertainment or gifts of insubstantial value that are customary and legal in the local market to be improper.

  * Document any entertainment of and gifts to customers, vendors, suppliers and potential customers, vendors and suppliers.

  * Loans are not made by our Company to its senior officers. Loans are made by our banking subsidiaries and comply with all federal and state laws, statutes and regulations.



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


1. The First National Bank of Greencastle, Center Square, Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.












                                                                    Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Tower Bancorp, Inc.


     We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No. 333-40661) of our report dated
January 21, 2004, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 2003, which report is incorporated by reference in the December 31, 2003 annual report to stockholders on Form 10-K of Tower Bancorp, Inc.


                                   /s/SMITH ELLIOTT KEARNS & COMPANY, LLC
                                   --------------------------------------



Chambersburg, PA
March 15, 2004
                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Jeffery B. Shank, President and CEO, certify, that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ Jeffery B. Shank
                                                  ------------------------------
                                              Jeffery B. Shank
                                              President and CEO
                                              (Principal Executive Officer)
                                              March 15, 2004
                                                                    Exhibit 31.2
                                  CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ Franklin T. Klink, III
                                                  ------------------------------
                                              Franklin T. Klink, III
                                              Treasurer
                                              (Principal Financial Officer)
                                              March 15, 2004
                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Jeffery B. Shank, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                    /s/  Jeffery B. Shank
                                    ----------------------------------
                                    Jeffery B. Shank
                                    President and Chief Executive Officer

Dated:  March 15, 2004

                                                       Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                    /s/  Franklin T. Klink, III
                                    ----------------------------------
                                    Franklin T. Klink, III
                                    Chief Financial Officer

Dated:  March 15, 2004