Form 10-Q
period 2004-03-31
TOWER BANCORP INC
filed 2004-05-12
CIK 740942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004
Commission file number:  2-89573


                    TOWER BANCORP INC.
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1445946
----------------------------------------         -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

Center Square
Greencastle, Pennsylvania                             17225
----------------------------------------         -------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 597-2137
                                                 -------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  [ X ]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,735,146 shares of common stock outstanding at March 31, 2004






















                                  Page 1 of 22








                             TOWER BANCORP, INC.

                                    INDEX


                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - March 31, 2004
     and December 31, 2003                                         4
   Condensed consolidated statements of income - three months
     ended March 31, 2004 and 2003                                 5
   Condensed consolidated statements of comprehensive income -
     three months ended March 31, 2004 and 2003                    6
   Condensed consolidated statements of cash flows - three
     months ended March 31, 2004 and 2003                          7
   Notes to condensed consolidated financial statements      8 and 9

   Management's discussion and analysis of financial
     condition and results of operations                   10 and 11

PART II - OTHER INFORMATION                                       13

   Item 6 - Index to Exhibits and Reports on Form 8-K        13 - 14

   Signatures                                                     15

   Exhibits                                                  16 - 22























                                Page 2 of 22





















            PART I - FINANCIAL INFORMATION

  TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             March 31,        December 31,
                                                               2004               2003
                                                            (Unaudited)        (Audited)*

                                                                    (000 Omitted)
ASSETS
   Cash and due from banks                                   $      6,119        $     8,929
   Interest bearing balances with banks                               675                675
   Investment securities available for sale                        62,882             63,076
   Restricted bank stock                                            2,980              3,219
   Loans                                                          214,371            214,067
   Less:  reserve for possible loan losses                  (       1,906)     (      1,864)
   Bank premises, equipment, furniture and fixtures                 4,554              4,158
   Accrued interest receivable                                        974                962
   Cash surrender value of life insurance                           6,843              6,659
   Other assets                                                       554                857
                                                             ------------        -----------
      Total assets                                           $    298,046        $   300,738
                                                             ============        ===========

LIABILITIES AND CAPITAL
   Deposits in domestic offices:
      Demand                                                 $     20,031        $    18,412
      Savings                                                     118,180            116,484
      Time                                                         72,639             72,069
   Federal funds purchased                                          4,232                  0
   Liabilities for borrowed money                                  34,853             47,373
   Accrued interest payable                                           207                204
   Other liabilities                                                5,951              5,758
                                                             ------------        -----------
      Total liabilities                                           256,093            260,300
                                                             ------------        -----------

EQUITY CAPITAL
   Capital stock, common, authorized 5,000,000
      shares; 1,780,100 shares issued                               2,225              2,225
   Additional paid-in capital                                       6,778              6,763
   Retained earnings                                               26,433             25,765
   Accumulated other comprehensive income                           7,882              7,006
   Less:  cost of treasury stock                            (       1,365)     (      1,321)
                                                             ------------        -----------
      Total equity capital                                         41,953             40,438
                                                             ------------        -----------
      Total liabilities and capital                          $    298,046        $   300,738
                                                             ============        ===========

*  Condensed from audited financial statements.







         The accompanying notes are an integral part of these
                    condensed financial statements.

                             Page 4 of 22
          TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              (UNAUDITED)


                                                                       2004              2003
                                                                        (000 Omitted)
Interest Income
   Interest & fees on loans                                         $      2,895      $      3,122
   Interest on investment securities available for sale                      538               525
   Interest on deposits with banks                                            12                23
                                                                    ------------      ------------
   Total interest & dividend income                                        3,445             3,670
                                                                    ------------      ------------
Interest Expense
   Interest on deposits                                                      544               734
   Interest on federal funds purchased
      and other borrowed money                                               438               377
                                                                    ------------      ------------
   Total interest expense                                                    982             1,111
                                                                    ------------      ------------

   Net interest income                                                     2,463             2,559

Provision for loan losses                                                     90                90
                                                                    ------------      ------------

Net interest income after provision for loan losses                        2,373             2,469
                                                                    ------------      ------------

Other Income
   Investment service income                                                  24                61
   Service charges on deposit accounts                                       218               207
   Other service charges and fees                                            103                68
   Other operating income                                                    119               111
   Investment securities gains (losses)                                      567               918
                                                                    ------------      ------------
      Total other income                                                   1,031             1,365
                                                                    ------------      ------------
Other Expense
   Salaries, wages and other benefits                                      1,078               937
   Occupancy expense of bank premises                                        122               113
   Furniture and fixture expense                                             142               130
   Other operating expenses                                                  676               716
                                                                    ------------      ------------
      Total other expenses                                                 2,018             1,896
                                                                    ------------      ------------

      Income before taxes                                                  1,386             1,938
Applicable income taxes                                                      365               532
                                                                    ------------      ------------
   Net income                                                       $      1,021      $      1,406
                                                                    ------------      ------------

Earnings per share:
   Basic earnings per share                                         $       0.59      $       0.81
   Weighted average shares outstanding                              $  1,735,151      $  1,732,476
   Diluted earnings per share                                       $       0.58      $       0.80
   Weighted average shares outstanding                              $  1,763,854      $  1,759,000





         The accompanying notes are an integral part of these
                    condensed financial statements.


                     Page 5 of 22
       TOWER BANCORP, INC. AND ITS WHOLLY-OWNED
                      SUBSIDIARY

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                        INCOME
      THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (UNAUDITED)

                                          2004          2003
                                            (000 Omitted)

Net income                              $    1,021     $    1,406
                                        ----------     ----------
Other comprehensive income:
Unrealized holding gains (losses)            1,884            578

Reclassification adjustment for
   gains realized in net income         (      567)   (      918)
                                        ----------     ----------
                                             1,317    (      340)

Tax effect                              (      441)          116
                                        ----------     ----------
Other comprehensive income                     876    (      224)
                                        ----------     ----------
Comprehensive income                    $    1,897     $    1,182
                                        ==========     ==========




























    The accompanying notes are an integral part of
                         these
            condensed financial statements.

                     Page 6 of 22
  TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Three Months Ended March 31, 2004 and 2003
                      (UNAUDITED)

                                                                    2004                2003
                                                                   (000 Omitted)
Cash flows from operating activities:
   Net income                                                   $      1,021        $      1,406
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation and amortization                                        96                  96
     Provision for loan losses                                            90                  90
     (Gain) on sale of investment securities                   (         567)      (         918)
     (Increase) in cash surrender value of life
        insurance                                              (         184)      (          98)
     (Increase) decrease in other assets                                 303                 247
     (Increase) decrease in interest receivable                (          12)                  2
     (Decrease) increase in interest payable                               3       (          23)
     (Decrease) increase in other liabilities                  (         254)                384
                                                                ------------        ------------
Net cash provided by operating activities                                496               1,186
                                                                ------------        ------------

Cash flows from investing activities:
   Loans (net)                                                 (         352)                213
   Purchases of bank premises, equipment,                      (         492)      (         392)
     furniture and fixtures
   Interest bearing balances with banks                                    0                 389
   Purchases of available for sale securities                  (       1,564)      (       1,290)
   Maturities/sales of available for sale securities                   3,642               3,145
   Redemption of restricted bank stock                                   239                   0
                                                                ------------        ------------
Net cash provided(used) by investing activities                        1,473               2,065
                                                                ------------        ------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                 3,885               7,115
   Cash dividends paid                                         (         347)      (       1,178)
   Purchase of treasury stock                                  (         221)      (         221)
   Debt (net)                                                  (       8,288)      (      11,321)
   Proceeds from sale of capital stock                                   192                 250
                                                                ------------        ------------
Net cash provided (used) by financing activities               (       4,779)      (       5,355)
                                                                ------------        ------------

Net increase (decrease) in cash and cash equivalents           (       2,810)      (       2,104)

Cash and cash equivalents at beginning of year                         8,929               8,943
                                                                ------------        ------------

Cash and cash equivalents at end of quarter                     $      6,119        $      6,839
                                                                ============        ============










 The accompanying notes are an integral part of these
            condensed financial statements.

                     Page 7 of 22
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS
                    MARCH 31, 2004
                      (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial
          statements as of and for the three
          months ended March 31, 2004 and 2003
          have been reviewed by independent
          certified public accountants.  Their
          report on their review is attached as
          Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the
          accompanying unaudited condensed
          consolidated financial statements
          contain all adjustments necessary to
          present fairly Tower Bancorp, Inc.'s
          consolidated financial position as of
          March 31, 2004 and the results of its
          operations for the three month period
          ended March 31, 2004 and 2003.

          The results of operations for the three
          month period ended
          March 31, 2004 and 2003 are not
          necessarily indicative of the results to be expected for the full year.

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













                     Page 8 of 22
Note 4.   Stock Option Plans (Continued)

          123, the Corporation's net income and
          earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                      2004        2003
                                                   Three Months Ended
                                                        March 31

          Net income (000) omitted   As reported    $ 1,021    $ 1,406
                                     Pro forma          999      1,394

          Basic earnings per share   As reported        .59        .81
                                     Pro forma          .58        .80

        Earnings per share assuming  As reported        .58        .80
          dilution
                                     Pro forma          .57        .79








































                     Page 9 of 22
                        TOWER BANCORP, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS



       Net income for the first quarter of 2004 was $ 1,021,000 compared to $ 1,406,000 for the first quarter of 2003. Net income on a per share basis for 2004 was $ .59, down $ .22 from the $ .81 realized during the first three months of 2003.

       Total interest income for the first three months of 2004 was $ 3,445,000 compared to $ 3,670,000 for the first three months of 2003. Decreases occurred primarily due to decreases in the yield on earning assets. Investment yields dropped 111 basis points and loan yields dropped 123 basis points from average yields realized in the first quarter of 2003. The lower loan yield is due primarily to mortgage refinancings with the yield on mortgages dropping 119 basis points over the past twelve months. Average loan balances at March 31, 2004 increased 14.0% over those at March 31, 2003. However, loan balances remained flat with little growth from balances at December 31, 2003. Increases from March 31, 2003 were primarily in mortgage and commercial loans, which increased 22.8% and 21.2%, respectively since March 31, 2003. Earnings on investments for the first quarter were consistent with totals for the corresponding period in 2003.

       Total interest expense was $ 982,000 for the first quarter of 2004, a decrease of $ 129,000 from the $ 1,111,000 reported for the first quarter of 2003. Increases in average total deposits has been 8.5% since March 31, 2003. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits have decreased 53 basis points from prior year amounts. This coupled with the fact that the deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease 25.9% from 2003 totals. However, asset yields have decreased faster than corresponding decreases in cost of funds causing the net interest margin for the first quarter of 2004 to drop 72 basis points from the first quarter of 2003. The loan to deposit ratio was 101.7% at March 31, 2004 compared to 96.2% at March 31, 2003. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

       The bank made a $ 90,000 provision for loan losses during the first quarter of 2004. Net charge-offs were $ 47,000 during the first quarter of 2004 compared to $ 65,000 during the first quarter of 2003, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital.












                           Page 10 of 22
       Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

       Noninterest income was $ 1,031,000 for the first quarter of 2004 representing a 24.5% decrease from the first quarter of 2003. This decrease was primarily the result of lower securities gains.

       Noninterest expenses were $ 2,018,000 for the first quarter of 2004 compared to $ 1,896,000 for 2003. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

       The bank's effective income tax rate was 26.4% and 27.5% for the first three months of 2004 and 2003, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

       Total assets were $ 298,046,000 at March 31, 2004 compared to $ 258,661,000 at March 31, 2003. This represents a growth rate of approximately 15.3%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 41,953,000 at March 31, 2004, representing 14.1% of total assets compared to $ 32,899,000 at March 31, 2003, which represented 12.7% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.

CONTROLS AND PROCEDURES

       The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in the Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

       There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2004.











                           Page 11 of 22












                    PART II - OTHER INFORMATION















































                           Page 12 of 22
                    PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

        Not applicable

Item 2 - Changes in Securities

               ISSUER PURCHASES OF EQUITY SECURITIES

Period       (a)           (b)           (c)           (d)
             Total Number    Average     Total number    Maximum
               of shares      price       of shares       number
               purchased     paid per    purchased as     shares
                              share        part of     that may yet
                                           publicly    be purchased
                                          announced     under the
                                             plan          plan
January 2004
1/1/2004                                                     35,213
1/2/2004               500      $ 39.25           500        34,713

February
2004
                         0      $     0             0             0
March 2004
3/11/2004            4,200      $ 41.14         4,200        30,513
3/22/2004              700      $ 40.75           700        29,813

Total                5,400      $ 40.91         5,400        29,813

Item 3 - Defaults Upon Senior Securities

        Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5 - Other Information

        Not applicable

Item 6 - Index to Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit Number Referred to               Description
Item 601 of Regulation S-K               of Exhibit

         31.1                           Certification of Chief
                                   Executive Officer pursuant to
                                   Section 302 of the Sarbanes-
                                   Oxley Act of 2002.

         31.2                           Certification of Chief
                                   Financial Officer pursuant to
                                   Section 302 of the Sarbanes-
                                   Oxley Act of 2002.


                           Page 13 of 22

         32.1                           Certification of Chief
                                   Executive Officer pursuant to 18
                                   U.S.C. Section 1350

         32.2                           Certification of Chief
                                   Financial Officer pursuant to 18
                                   U.S.C. Section 1350

         99                                  Report of Independent
                                   Accountant's on Interim
                                   Financial Statements

     (b)  Reports on Form 8-K:

        Current report on Form 8-K filed with the Commission on March 25, 2004.

        Current report on Form 8-K filed with the Commission on April 6, 2004.










































                           Page 14 of 22
                            SIGNATURES




          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOWER BANCORP, INC.
                                    (REGISTRANT)



                                    /s/  Jeff B. Shank
                                    -----------------------------
                                    Jeff B. Shank, President, CEO
                                    (Principal Executive Officer)
Date:  May 11, 2004





                                    /s/Franklin T. Klink, III
                                    ------------------------------
                                    Franklin T. Klink, III,
                                    Treasurer
                                    (Principal Financial Officer)
Date:  May 11, 2004






























                           Page 15 of 22
                                                       Exhibit 31.1
                           CERTIFICATION

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











                           Page 16 of 22
          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  May 11, 2004                By:  /s/Jeff B. Shank
       ------------------------         -----------------------
                                        Jeff B. Shank,
                                        President/CEO
                                        (Principal Executive
                                        Officer)




































                           Page 17 of 22
                                                       Exhibit 31.2
                           CERTIFICATION


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










                           Page 18 of 22
          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 11, 2004                By:  /s/Franklin T. Klink, III
       ------------------------         -------------------------
                                        Franklin T. Klink, III
                                        Treasurer
                                        (Principal Financial
                                        Officer)




































                           Page 19 of 22
                                                       EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     --------------------------
                                     Chief Executive Officer
                                     May 11, 2004
































                           Page 20 of 22
                                                       EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     ---------------------------
                                     Chief Financial Officer
                                     May 11, 2004































                           Page 21 of 22
                                                         EXHIBIT 99


                     INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of March 31, 2004 and the related consolidated statements of income for the three months ended March 31, 2004 and 2003 and consolidated statements of comprehensive income for the three months ended March 31, 2004 and 2003 and consolidated statements of cash flows for the three months ended March 30, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 11, 2004












                           Page 22 of 22