Form 10-Q
period 2004-06-30
TOWER BANCORP INC
filed 2004-07-30
CIK 740942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2004
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

1,725,101 shares of common stock outstanding at June 30, 2004.















                                  Page 1 of 23








                               TOWER BANCORP, INC.

                                      INDEX

                                                                Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - June 30, 2004
     and December 31, 2003                                         4
   Condensed consolidated statements of income - three months
     ended June 30, 2004 and 2003                                  5
   Condensed consolidated statements of income - six months
     ended June 30, 2004 and 2003                                  6
   Condensed consolidated statements of comprehensive income -
     six months ended June 30, 2004 and 2003                       7
   Condensed consolidated statements of cash flows - six
     months ended June 30, 2004 and 2003                           8
   Notes to condensed consolidated financial statements 9 and 10 Management's discussion and analysis of financial
     condition and results of operations                   11 and 12

PART II - OTHER INFORMATION                                       13

   Item 6 - Index to Exhibits and Reports on Form 8-K        14 - 15

   Signatures                                                     16

   Exhibits                                                  17 - 23


















                                  Page 2 of 23

















                         PART I - FINANCIAL INFORMATION





































                                  Page 3 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       June 30,      December 31,
                                                           2004              2003
                                                    (unaudited)        (Audited)*
                                                          (000 Omitted)
     ASSETS
Cash and due from banks                             $     9,988      $     8,929
Interest bearing balances with banks                        580              675
Investment securities available for sale                 61,275           63,076
Restricted bank stock                                     3,087            3,219
Loans                                                   218,935          214,067
Less:  reserve for possible loan losses             (     1,766)    (      1,864)
Bank premises, equipment, furniture
  and fixtures                                            4,461            4,158
Accrued interest receivable                                 901              962
Cash surrender value of life insurance                    6,924            6,659
Other assets                                                910              857
                                                    -----------      -----------
          Total assets                              $   305,295      $   300,738
                                                    ===========      ===========
     LIABILITIES AND CAPITAL
Deposits in domestic offices:
   Demand                                           $    21,927      $    18,412
   Savings                                              122,182          116,484
   Time                                                  70,937           72,069
Federal funds purchased                                   7,355                0
Liabilities for borrowed money                           34,948           47,373
Accrued interest payable                                    209              204
Other liabilities                                         6,157            5,758
                                                    -----------      -----------
          Total liabilities                             263,715          260,300
                                                    -----------      -----------
     EQUITY CAPITAL
Capital stock, common, authorized 5,000,000
   shares; 1,780,100 shares issued                        2,225            2,225
Additional paid-in capital                                6,782            6,763
Retained earnings                                        27,138           25,765
Accumulated other comprehensive income                    7,216            7,006
Less:  cost of treasury stock                       (     1,781)     (     1,321)
                                                    -----------      -----------
           Total equity capital                          41,580           40,438
                                                    -----------      -----------
           Total liabilities and capital            $   305,295      $   300,738
                                                    ===========      ===========

 *  Condensed from audited financial statements







              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 4 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2004 and 2003
                                   (UNAUDITED)

                                                              2004                2003
                                                                (000 Omitted)
     Interest Income
        Interest & fees on loans                          $     2,963      $     3,094
        Interest on investment
           securities available for sale                          512              551
        Interest on deposits with banks                            12               18
                                                          -----------      -----------
               Total interest & dividend income                 3,487            3,663
                                                          -----------      -----------
     Interest Expense
        Interest on deposits                                      551              705
        Interest on borrowed money                                438              398
                                                          -----------      -----------
               Total interest expense                             989            1,103
                                                          -----------      -----------
               Net interest income                              2,498            2,560
     Provision for loan losses                                     90               90
                                                          -----------      -----------
     Net interest income after
        provision for loan losses                               2,408            2,470
                                                          -----------      -----------
     Other Income
        Investment service income                                  16                5
        Service charges on deposit accounts                       234              206
        Other service charges                                     107               82
        Other operating income                                    112               91
        Investment securities gains (losses)                      578              679
                                                          -----------      -----------
               Total other income                               1,047            1,063
                                                          -----------      -----------
     Other Expense
        Salaries, wages and other benefits                        990              913
        Occupancy expense of bank premises                        111              103
        Furniture and fixture expense                             127              131
        Other operating expenses                                  810              847
                                                          -----------      -----------
               Total other expenses                             2,038            1,994
                                                          -----------      -----------
               Income before taxes                              1,417            1,539
     Applicable income taxes                                      373              419
                                                          -----------      -----------
               Net income                                 $     1,044      $     1,120
                                                          ===========      ===========
     Earnings per share:
     Basic Earnings per share                             $      0.60      $      0.65

     Weighted average shares outstanding                    1,730,254        1,734,996

     Diluted Earnings per share                           $      0.59      $      0.64

     Weighted Average Shares Outstanding                    1,758,389        1,762,832

              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 5 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                             2004                2003
                                                              (000 Omitted)
     Interest Income
        Interest & fees on loans                         $     5,858      $     6,216
        Interest on investment
           securities available for sale                       1,050            1,076
        Interest on deposits with banks                           24               41
                                                         -----------      -----------
               Total interest & dividend income                6,932            7,333
                                                         -----------      -----------
     Interest Expense
        Interest on deposits                                   1,095            1,439
        Interest on borrowed money                               876              775
                                                         -----------      -----------
               Total interest expense                          1,971            2,214
                                                         -----------      -----------
               Net interest income                             4,961            5,119

     Provision for loan losses                                   180              180
                                                         -----------      -----------
     Net interest income after
        provision for loan losses                              4,781            4,939
                                                         -----------      -----------
     Other Income
        Investment service income                                 40               66
        Service charges on deposit accounts                      452              413
        Other service charges                                    210              150
        Other operating income                                   231              202
        Investment securities gains (losses)                   1,145            1,597
                                                         -----------      -----------
               Total other income                              2,078            2,428
                                                         -----------      -----------
     Other Expense
        Salaries, wages and other benefits                     2,068            1,850
        Occupancy expense of bank premises                       233              216
        Furniture and fixture expense                            269              261
        Other operating expenses                               1,486            1,563
                                                         -----------      -----------
               Total other expenses                            4,056            3,890
                                                         -----------      -----------
               Income before taxes                             2,803            3,477
     Applicable income taxes                                     738              951
                                                         -----------      -----------
               Net income                                $     2,065      $     2,526
                                                         ===========      ===========
     Earnings per share:
     Basic Earnings per share                            $      1.19      $      1.46

     Weighted average shares outstanding                   1,732,703        1,733,743

     Diluted Earnings per share                          $      1.17      $      1.43

     Weighted Average Shares Outstanding                   1,761,122        1,760,927

              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 6 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2004 and 2003
                                   (UNAUDITED)

                                                                2004                2003
                                                                 (000 Omitted)

        Net income                                            $   2,065        $   2,526
                                                              ---------        ---------
        Other comprehensive income:
           Unrealized holding gains (losses)                      1,463            2,522
           Reclassification adjustment for gains
               realized in net income                        (    1,145)      (    1,597)
                                                              ---------        ---------
                                                                    318              925

        Tax effect                                           (      108)      (      314)
                                                              ---------        ---------
        Other comprehensive income (loss)                           210              611
                                                              ---------        ---------
        Comprehensive income                                  $   2,275        $   3,137
                                                              =========        =========




























              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 7 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                                   2004                 2003
                                                                    (000 Omitted)
     Cash flows from operating activities:
   Net income                                                   $    2,065        $    2,526
   Adjustments to reconcile net income to net
     cash provided by operating activities:

   Depreciation and amortization                                       192               192
   Provision for loan losses                                           180               180
   (Gain) on sale of investment securities                     (     1,145)      (     1,597)
   (Increase) in cash surrender value of
     life insurance
                                                               (       265)      (       178)
   (Increase)Decrease in other assets                          (        53)              649
   (Increase)Decrease in interest receivable                            61                 4
   Increase (decrease) in interest payable                               5       (        52)
   Increase (decrease) in other liabilities                            291                48
                                                                ----------        ----------
   Net cash provided by operating activities                         1,331             1,772
                                                                ----------        ----------
     Cash flows from investing activities:
   Loans (net)                                                 (     5,146)      (     7,131)
   Purchases of bank premises, equipment,
     furniture, and fixtures
                                                               (       495)      (       414)
   Interest bearing balances with banks                                 95               678
   Purchases of available for sale securities                  (     2,533)      (    10,047)
   Maturities/sales of available for sale
     securities
                                                                     5,797             6,303
   Redemption (purchase) of restricted bank stock                      132       (       186)
                                                                ----------        ----------
     Net cash (used) by investing activities                   (     2,150)      (    10,797)
                                                                ----------        ----------
     Cash flows from financing activities:
    Net increase in deposits                                         8,081            11,313
    Debt (net)                                                 (     5,070)      (     1,324)
    Cash dividends paid                                        (       692)      (     1,491)
    Purchase of Treasury Stock                                 (       649)      (       264)
    Proceeds from sale of capital stock                                208               309
                                                                ----------        ----------
   Net cash provided by financing activities                         1,878             8,543
                                                                ----------        ----------
   Net increase (decrease) in cash and
     cash equivalents
                                                                     1,059       (       482)

   Cash and cash equivalents at beginning of year                    8,929             8,943
                                                                ----------        ----------
   Cash and cash equivalents at end of period                   $    9,988        $    8,461
                                                                ==========        ==========


              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 8 of 23
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of June 30, 2004 and the results of its operations for the three and six month periods ended June 30, 2004 and 2003.

          The results of operations for the six month period ended
          June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

                                                               2004          2003
                                                               Six Months Ended
                                                                    June 30

          Net income (000) omitted         As reported        $ 2,065     $ 2,526
                                           Pro forma            2,043       2,514

          Basic earnings per share         As reported           1.19        1.46
                                           Pro forma             1.18        1.45

          Earnings per share               As reported           1.17        1.43
          assuming dilution                Pro forma             1.16        1.43




































                                  Page 10 of 23
                               TOWER BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Net income for the first six months of 2004 was $ 2,065,000 compared to $ 2,526,000 for the first six months of 2003. Net income on a per share basis for 2004 was $ 1.19, down $ .27 from the $ 1.46 realized during the first six months of 2003.

     Total interest income for the first six months of 2004 was $ 6,932,000 compared to $ 7,333,000 for the first six months of 2003. Decreases occurred primarily due to decreases in the yield on earning assets. Investment yields dropped 31 basis points and loan yields dropped 113 basis points from average yields realized in the first six months of 2003. Average loan balances at June 30, 2004 increased 14.4% over those at June 30, 2003. Increases from June 30, 2003 were primarily in mortgage and commercial loans, which increased 23.2% and 22.7%, respectively, since June 30, 2003. Earnings on investments for the first six months decreased 2.4% over totals for the corresponding period in 2003. Decreases were attributable primarily to the aforementioned rate decreases and offset by a 17.8% increase in volume of average investments from 2003 totals.

     Total interest expense was $ 1,971,000 for the first six months of 2004, a decrease of $ 243,000 from the $ 2,214,000 reported for the six months of 2003. Increases in average total deposits has been 9.3% since June 30, 2003. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits decreased 48 basis points from prior year amounts. This coupled with the fact that deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease 11.7% from 2003 totals. However, asset yields have decreased faster than corresponding decreases in cost of funds causing the net interest margin for the first six months of 2004 to drop 62 basis points from the first six months of 2003. The average loan to deposit ratio was 104.3% at June 30, 2004 compared to 99.7% at June 30, 2003. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

     The Bank made a $ 180,000 provision for loan losses during the first six months of 2004. Net charge-offs were $ 277,000 during the first six months of 2004 compared to $ 105,000 during the first half of 2003, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity, or capital.




                                  Page 11 of 23
     Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

     Non-interest income was $ 2,078,000 for the first half of 2004 representing a 14.4% increase over the first six months of 2003. The decrease was primarily in security gains, which decreased $ 452,000 for the first six months of 2004.

     Noninterest expenses were $ 4,056,000 for the first six months of 2004 compared to $ 3,890,000 for 2003. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

     The bank's effective income tax rate was 26.3% and 27.3% for the first six months of 2004 and 2003, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

     Total assets were $ 305,295,000 at June 30, 2004 compared to $ 274,579,000 at June 30, 2003. This represents a growth rate of approximately 11.2%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 41,580,000 at June 30, 2004, representing 13.6% of total assets compared to $ 34,557,000 at June 30, 2003, which represented 12.5% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.


CONTROLS AND PROCEDURES

       The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in the Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

       There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2004.


                                  Page 12 of 23












                           PART II - OTHER INFORMATION










































                                  Page 13 of 23
                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

        Not applicable

Item 2 - Changes in Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

Period         (a)            (b)             (c)             (d)
               Total Number   Average price    Total number       Maximum
                 of shares       paid per        of shares     number shares
                 purchased        share        purchased as    that may yet
                                                  part of      be purchased
                                                 publicly        under the
                                                 announced         plan
                                                   plan
April 2004
4/1/2004                                                               29,813
4/14/2004              3,225         $ 41.25            3,225          26,588
4/15/2004              1,276           41.00            1,276          25,312

May 2004
5/14/2004                225         $ 40.90              225          25,087
5/24/2004              1,000           40.85            1,000          24,087
5/27/2004              1,132           40.75            1,132          22,955

June 2004
6/18/2004              1,000         $ 40.70            1,000          21,955
6/23/2004              1,600           40.50            1,600          20,355
6/29/2004              1,000           40.90            1,000          19,355

Total                 10,458         $ 40.93           10,458          19,355

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

Item 6 - Index to Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit Number Referred to               Description
Item 601 of Regulation S-K               of Exhibit

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                  Page 14 of 23
         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         99                             Report of Independent Accountant's
                                        on Interim Financial Statements

     (b)  Reports on Form 8-K:

          Current report on Form 8-K filed with the Commission on June 9, 2004.

          Current report on Form 8-K filed with the Commission on July 6, 2004.





































                                  Page 15 of 23
                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOWER BANCORP, INC.
                                     (REGISTRANT)



Date:  July 30, 2004                /s/  Jeff B. Shank
                                    -----------------------------
                                     Jeff B. Shank, President, CEO
                                     (Principal Executive Officer)







Date:  July 30, 2004                /s/Franklin T. Klink, III
                                    -----------------------------
                                     Franklin T. Klink, III
                                     Treasurer
                                     (Principal Accounting Officer)


























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



Date:  July 30, 2004               By:  /s/Jeff B. Shank
      --------------------------        ----------------------
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


Date:  July 30, 2004               By:       /s/Franklin T. Klink, III
      --------------------------             ----------------------

                                             Franklin T. Klink, III
                                             Treasurer
                                             (Principal Financial
                                             Officer)




































                                  Page 20 of 23
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     ------------------------------
                                     Chief Executive Officer
                                     July 30, 2004
































                                  Page 21 of 23
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     ------------------------------
                                     Chief Financial Officer
                                     July 30, 2004































                                  Page 22 of 23
                                                                      EXHIBIT 99


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of June 30, 2004 and the related consolidated statements of income for the three and six month periods ended June 30, 2004 and 2003 and consolidated statements of comprehensive income for the six months ended June 30, 2004 and 2003 and consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.




                            /s/ Smith Elliott Kearns & Company, LLC

                            SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
July 30, 2004







                                  Page 23 of 23