Form 10-Q
period 2004-09-30
TOWER BANCORP INC
filed 2004-11-12
CIK 740942

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2004
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

                         YES   X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         YES           NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,721,773 shares of common stock outstanding at September 30, 2004.









                           Page 1 of 24








                               TOWER BANCORP, INC.

                                      INDEX

                                                                Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
   Condensed consolidated balance sheets - September 30, 2004
     and December 31, 2003                                         4
   Condensed consolidated statements of income - three months
     ended September 30, 2004 and 2003                             5
   Condensed consolidated statements of income - nine months
     ended September 30, 2004 and 2003                             6
   Condensed consolidated statements of comprehensive income -
     nine months ended September 30, 2004 and 2003                 7
   Condensed consolidated statements of cash flows - nine
     months ended September 30, 2004 and 2003                      8
   Notes to condensed consolidated financial statements     9 and 10
Item 2 - Management's discussion and analysis of financial
     condition and results of operations                   11 and 12
Item 3 - Quantitative and qualitative disclosures about
   market risk                                                    13
Item 4 - Controls and procedures                                  13

PART II - OTHER INFORMATION                                       13

Item 1 - Legal proceedings                                        15
Item 2 - Changes in securities, use of proceeds and issuer
   purchases of equity securities                                 15
Item 3 - Defaults upon senior securities                          15
Item 4 - Submission of matters to a vote of security holders      15
Item 5 - Other information                                        15
Item 6 - Index to Exhibits and Reports on Form 8-K           15 - 16


   Signatures                                                     17

   Exhibits                                                  18 - 24







                                  Page 2 of 24

















                      PART I - FINANCIAL INFORMATION





































                               Page 3 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      September 30,        December 31,
                                                           2004                2003
                                                       (Unaudited)          (Audited)*
                                                                 (000 Omitted)
     ASSETS
Cash and due from banks                                    $    10,371          $     8,929
Interest bearing balances with banks                               295                  675
Investment securities available for sale                        61,389               63,076
Restricted bank stock                                            3,087                3,219
Loans                                                          225,768              214,067
Less:  reserve for possible loan losses                    (     1,836)        (      1,864)
Bank premises, equipment, furniture
  and fixtures                                                   5,142                4,158
Accrued interest receivable                                        971                  962
Cash surrender value of life insurance                           7,004                6,659
Other assets                                                       633                  857
                                                           -----------          -----------
          Total assets                                     $   312,824          $   300,738
                                                           ===========          ===========
     LIABILITIES AND CAPITAL
Deposits in domestic offices:
   Demand                                                   $   24,021          $    18,412
   Savings                                                     126,602              116,484
   Time                                                         75,162               72,069
Federal funds purchased                                              0                    0
Liabilities for borrowed money                                  38,367               47,373
Accrued interest payable                                           237                  204
Other liabilities                                                5,973                5,758
                                                           -----------          -----------
          Total liabilities                                    270,362              260,300
                                                           -----------          -----------
     EQUITY CAPITAL
Capital stock, common, authorized 5,000,000
   shares; 1,780,100 shares issued                               2,225                2,225
Additional paid-in capital                                       6,782                6,763
Retained earnings                                               27,653               25,765
Accumulated other comprehensive income                           7,726                7,006
Less:  cost of treasury stock                              (     1,924)        (      1,321)
                                                           -----------          -----------
          Total equity capital                                  42,462               40,438
                                                           -----------          -----------
          Total liabilities and capital                    $   312,824          $   300,738
                                                           ===========          ===========
Condensed from audited financial statements






              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 4 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                                   (UNAUDITED)

                                                               2004             2003
                                                             (000 Omitted)
Interest Income
   Interest & fees on loans                            $     3,055       $     3,030
   Interest on investment
      securities available for sale                            494               559
   Interest on federal funds sold                                0                 1
   Interest on deposits with banks                               8                14
                                                       -----------       -----------
          Total interest & dividend income                   3,557             3,604
                                                       -----------       -----------
Interest Expense
   Interest on deposits                                        585               636
   Interest on borrowed money                                  465               424
                                                       -----------       -----------
          Total interest expense                             1,050             1,060
                                                       -----------       -----------
          Net interest income                                2,507             2,544
Provision for loan losses                                       90                90
                                                       -----------       -----------
Net interest income after
   provision for loan losses                                 2,417             2,454
                                                       -----------       -----------
Other Income
   Investment service income                           (         6)                0
   Service charges on deposit accounts                         276               213
   Other service charges                                       114                75
   Other operating income                                      113                20
   Investment securities gains (losses)                        287               806
                                                       -----------       -----------
          Total other income                                   784             1,114
                                                       -----------       -----------

Other Expense
   Salaries, wages and other benefits                          986               941
   Occupancy expense of bank premises                          347               310
   Furniture and fixture expense                               139               130
   Other operating expenses                                    526               581
                                                       -----------       -----------
          Total other expenses                               1,998             1,962
                                                       -----------       -----------
          Income before taxes                                1,203             1,606
Applicable income taxes                                        309               438
                                                       -----------       -----------
          Net income                                   $       894       $     1,168
                                                       ===========       ===========
Earnings per share:
Basic Earnings per share                               $      0.52       $      0.67

Weighted average shares outstanding                      1,724,023         1,733,893

Diluted Earnings per share                             $      0.51       $      0.66

Weighted Average Shares Outstanding                      1,751,983         1,761,644

              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 5 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                           2004             2003
                                                               (000 Omitted)
Interest Income
   Interest & fees on loans                               $     8,913      $     9,246
   Interest on investment
      securities available for sale                             1,544            1,635
   Interest on federal funds sold                                   0                1
   Interest on deposits with banks                                 32               55
                                                          -----------      -----------
          Total interest & dividend income                     10,489           10,937
                                                          -----------      -----------
Interest Expense
   Interest on deposits                                         1,680            2,075
   Interest on borrowed money                                   1,341            1,199
                                                          -----------      -----------
          Total interest expense                                3,021            3,274
                                                          -----------      -----------
          Net interest income                                   7,468            7,663

Provision for loan losses                                         270              270
                                                          -----------      -----------
Net interest income after
   provision for loan losses                                    7,198            7,393
                                                          -----------      -----------
Other Income
   Investment service income                                       34                0
   Service charges on deposit accounts                            728              626
   Other service charges                                          324              225
   Other operating income                                         344              288
   Investment securities gains (losses)                         1,432            2,403
                                                          -----------      -----------
          Total other income                                    2,862            3,542
                                                          -----------      -----------
Other Expense
   Salaries, wages and other benefits                           3,054            2,791
   Occupancy expense of bank premises                             580              526
   Furniture and fixture expense                                  408              391
   Other operating expenses                                     2,012            2,144
                                                          -----------      -----------
          Total other expenses                                  6,054            5,852
                                                          -----------      -----------
          Income before taxes                                   4,006            5,083
Applicable income taxes                                         1,047            1,389
                                                          -----------      -----------
          Net income                                      $     2,959      $     3,694
                                                          ===========      ===========
Earnings per share:
Basic Earnings per share                                  $      1.71      $      2.13

Weighted average shares outstanding                         1,729,788        1,733,794

Diluted Earnings per share                                $      1.68      $      2.10

Weighted Average Shares Outstanding                         1,758,053        1,761,169

              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 6 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                                   (UNAUDITED)

                                                              2004            2003
                                                                  (000 Omitted)

   Net income                                                 $   2,959        $   3,694
                                                              ---------        ---------
   Other comprehensive income:
      Unrealized holding gains (losses)                           2,523            2,324
      Reclassification adjustment for gains
          realized in net income                             (    1,432)     (    2,403)
                                                              ---------        ---------
                                                                  1,091       (       79)

   Tax effect                                                (      371)              27
                                                              ---------        ---------
   Other comprehensive income (loss)                                720       (       52)
                                                              ---------        ---------
   Comprehensive income                                       $   3,679        $   3,642
                                                            ===========      ===========




























              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 7 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months Ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                                                  2004               2003
                                                                  (000 Omitted)
Cash flows from operating activities:
Net income                                                     $    2,959         $    3,694
Adjustments to reconcile net income to net
  cash provided by operating activities:

Depreciation and amortization                                         288                288
Provision for loan losses                                             270                270
(Gain) on sale of investment securities                       (     1,432)       (     2,403)
(Increase) in cash surrender value of
  life insurance
                                                              (       345)       (       266)
(Increase)Decrease in other assets                                    224                256
(Increase)Decrease in interest                                (         9)       (        27)
  receivable
Increase (decrease) in interest payable                                33        (        74)
Increase (decrease) in other                                  (       155)               322
  liabilities
                                                               ----------         ----------
Net cash provided by operating activities                           1,833              2,060
                                                               ----------         ----------
Cash flows from investing activities:
Loans (net)                                                   (    11,999)       (    17,396)
Purchases of bank premises, equipment,
  furniture, and fixtures
                                                              (     1,272)       (       437)
Interest bearing balances with banks                                  380                872
Purchases of available for sale securities                    (     3,056)       (    12,403)
Maturities/sales of available for sale
  securities
                                                                    7,265              9,020
Redemption (purchase) of restricted bank                              132        (       209)
   stock
                                                               ----------         ----------
Net cash (used) by investing activities                      (     8,550)        (    20,553)
                                                               ----------         ----------
Cash flows from financing activities:
Net increase in deposits                                          18,820              16,261
Debt (net)                                                   (     9,006)              2,388
Cash dividends paid                                          (     1,071)        (     1,838)
Purchase of Treasury Stock                                   (       826)        (       397)
Proceeds from sale of capital stock                                  242                 323
                                                               ----------         ----------
Net cash provided by financing activities                           8,159             16,737
                                                               ----------         ----------
Net increase (decrease) in cash and cash
  equivalents
                                                                    1,442        (     1,756)

Cash and cash equivalents at beginning of                           8,929              8,943
  year
                                                               ----------         ----------
Cash and cash equivalents at end of period                     $   10,371         $    7,187
                                                               ==========         ==========


              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 8 of 24
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2004
                            (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of September 30, 2004 and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003.

          The results of operations for the nine month period ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.   Stock Option Plans

          The Corporation applies APB Option 25 and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost for the intrinsic value of options has been recognized. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method





                           Page 9 of 24
Note 4.   Stock Option Plans (Continued)

          prescribed by FASB Statement No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                2004         2003
                                                                Nine months Ended
                                                                  September 30

          Net income (000) omitted        As reported             $ 2,959     $ 3,694
                                          Pro forma                 2,937       3,682

          Basic earnings per share        As reported                1.71        2.13
                                          Pro forma                  1.70        2.12

          Earnings per share              As reported                1.68        2.10
          assuming dilution               Pro forma                  1.67        2.09




































                           Page 10 of 24
                        TOWER BANCORP, INC.
           ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

     Net income for the first nine months of 2004 was $ 2,959,000 compared to $ 3,694,000 for the first nine months of 2003. Net income on a per share basis for 2004 was $ 1.71, down $ .42 from the $ 2.13 realized during the first nine months of 2003.

     Total interest and dividend income for the first nine months of 2004 was $ 10,489,000 compared to $ 10,937,000 for the first nine months of 2003. Decreases occurred primarily due to decreases in the yield on earning assets. Investment yields dropped 10 basis points and loan yields dropped 93 basis points from average yields realized in the first nine months of 2003. Average loan balances at September 30, 2004 increased 13.6% over those at September 30, 2003. Increases from September 30, 2003 were primarily in mortgage and commercial loans, which increased 20.8% and 21.8%, respectively, since September 30, 2003. Earnings on investments for the first nine months decreased 5.6% over totals for the corresponding period in 2003. Decreases were attributable primarily to the aforementioned rate decreases and offset by a 12.9% increase in volume of average investments from 2003 totals.

     Total interest expense was $ 3,021,000 for the first nine months of 2004, a decrease of $ 253,000 from the $ 3,274,000 reported for the nine months of 2003. Increase in average total deposits has been 9.2% since September 30, 2003. Most of this growth has occurred in the interest bearing demand deposit accounts. Average rates on deposits decreased 38 basis points from prior year amounts. This coupled with the fact that deposit growth has been concentrated in transaction accounts has caused the bank's cost of funds to decrease 7.7% from 2003 totals. However, asset yields have decreased faster than corresponding decreases in cost of funds causing the net interest margin for the first nine months of 2004 to drop 50 basis points from the first nine months of 2003. The average loan to deposit ratio was 103.5% at September 30, 2004 compared to 99.5% at September 30, 2003. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

     The Bank made a $ 270,000 provision for loan losses during the first nine months of 2004. Net charge-offs were $ 297,000 during the first nine months of 2004 compared to $ 109,000 during the first nine months of 2003. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity, or capital.



                           Page 11 of 24
     Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

     Non-interest income was $ 2,862,000 for the first nine months of 2004 representing a 20.6% decrease compared to the first nine months of 2003. The decrease was primarily in security gains, which decreased $ 971,000 for the first nine months of 2004.

     Non-interest expenses were $ 6,054,000 for the first nine months of 2004 compared to $ 5,852,000 for 2003. Increases were primarily in personnel costs as the bank continues to increase its staff, related benefit increases, and continued investment in technology and related equipment.

     The bank's effective income tax rate was 26.1% and 27.3% for the first nine months of 2004 and 2003, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

     Total assets were $ 312,824,000 at September 30, 2004 compared to $ 283,216,000 at September 30, 2003. This represents a growth rate of approximately 10.5%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 42,462,000 at September 30, 2004, representing 13.5% of total assets compared to $ 34,596,000 at September 30, 2003, which represented 12.2% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.
























                           Page 12 of 24

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp's annual report on Form 10-K for the year ended December 31, 2003.


ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

       The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in the Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

       There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the third quarter of 2004.

























                           Page 13 of 24












                    PART II - OTHER INFORMATION










































                           Page 14 of 24
                    PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

        Not applicable

Item 2 - Changes in Securities

               ISSUER PURCHASES OF EQUITY SECURITIES

Period         (a)           (b)           (c)           (d)
               Total Number    Average     Total number    Maximum
                 of shares      price       of shares       number
                 purchased     paid per    purchased as     shares
                                share        part of     that may yet
                                             publicly    be purchased
                                            announced     under the
                                               plan          plan
July 2004
7/01/2004                                                      19,355
7/15/2004                500      $ 40.90           500        18,855
7/21/2004              1,005        40.90         1,005        17,850

August 2004
8/19/2004                400      $ 40.75           400        17,450
8/20/2004                200        40.50           200        17,250

September 2004
9/03/2004                240      $ 40.50           240        17,010
9/09/2004                286        40.40           286        16,724
9/14/2004              1,000        40.45         1,000        15,724
9/22/2004                747        40.40           747        14,977

Total                  4,378      $ 40.63         4,378        14,977

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

                           Page 15 of 24


         31.2                      Certification of Chief
                                   Financial Officer pursuant to
                                   Section 302 of the Sarbanes-
                                   Oxley Act of 2002.


         32.1                           Certification of Chief
                                   Executive Officer pursuant to 18
                                   U.S.C. Section 1350

         32.2                           Certification of Chief
                                   Financial Officer pursuant to 18
                                   U.S.C. Section 1350

         99                                  Report of Independent
                                   Accountant's on Interim
                                   Financial Statements

     (b)  Reports on Form 8-K:

        Current report on Form 8-K filed with the Commission on September 8, 2004.

        Current report on Form 8-K filed with the Commission on October 6, 2004.





































                           Page 16 of 24
                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOWER BANCORP, INC.
                                     (REGISTRANT)



Date:  November 8, 2004              /s/  Jeff B. Shank
                                     Jeff B. Shank, President, CEO
                                     (Principal Executive Officer)







Date:  November 8, 2004              /s/Franklin T. Klink, III
                                     Franklin T. Klink, III
                                     Treasurer
                                     (Principal Accounting Officer)


























                           Page 17 of 24
                                                       Exhibit 31.1
                           CERTIFICATION

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











                           Page 18 of 24
          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  November 8, 2004            By:  /s/Jeff B. Shank
                                        Jeff B. Shank,
                                        President/CEO
                                        (Principal Executive
                                        Officer)


































                           Page 19 of 24
                                                       Exhibit 31.2
                           CERTIFICATION


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










                           Page 20 of 24
          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  November 8, 2004            By:  /s/Franklin T. Klink,III
                                        Franklin T. Klink, III
                                        Treasurer
                                        (Principal Financial
                                        Officer)




































                           Page 21 of 24
                                                       EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     Chief Executive Officer
                                     November 8, 2004
































                           Page 22 of 24
                                                       EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     Chief Financial Officer
                                     November 8, 2004































                           Page 23 of 24
                                                         EXHIBIT 99


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of September 30, 2004 and the related consolidated statements of income for the three and nine month periods ended September 30, 2004 and 2003 and consolidated statements of comprehensive income for the nine months ended September 30, 2004 and 2003 and consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

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




                            /s/ Smith Elliott Kearns & Company, LLC

                            SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
November 8, 2004






                           Page 24 of 24