Form 10-K
period 2004-12-31
TOWER BANCORP INC
filed 2005-03-30
CIK 740942

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission file number:  0-12826

                               TOWER BANCORP, INC.
              (Exact name of registrant as specified in its charter)

    Pennsylvania                                        25-1445946
-------------------------------                 ------------------
State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                 Identification No.)

Center Square, Greencastle, Pennsylvania                     17225
                                                ------------------
Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code:                                          (717) 597-2137
                                                ------------------

Securities registered pursuant to Section 12(b) of the Act:
         None

Securities registered pursuant to Section 12(g) of the Act:

                                                   Title of each class
                                                 -----------------------

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

As of December 31, 2004, 1,721,991 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 67,159,663.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2005 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.







                               TOWER BANCORP,INC.


                                    FORM 10-K

                                      INDEX


Part                                                                           I
Page

  Item 1. Business                                              2
  Item 2. Properties                                           10
  Item 3. Legal Proceedings                                    10
  Item 3a.Executive Officers of the Registrant                 11
  Item 4. Submission of Matters to a Vote of Security Holders  11

Part II

  Item 5. Market for Registrant's Common Equity and Related
             Security Holder Matters                           12
  Item 6. Selected Financial Data                              12
  Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations               12
  Item 7a.Quantitative and Qualitative Disclosures about
             Market Risk                                       13
  Item 8. Financial Statements and Supplementary Data          13
  Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure               21
  Item 9a.Controls and Procedures                              21
  Item 9b.Other Information                                    21

Part III

  Item 10.Directors and Executive Officers of the Registrant   22
  Item 11.Executive Compensation                               22
  Item 12.Security Ownership of Certain Beneficial Owners and
             Management                                        22
  Item 13.Certain Relationships and Related Transactions       22
  Item 14.Principal Accountant Fees and Services               22

Part IV

  Item 15.Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                          23

  Signatures                                                      26


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

          During 2004 Tower acquired 20,436 shares of its own common stock and sold 6,376 shares of treasury stock to First's ESOP plan and 1,703 shares to First executive officers as part of a stock option plan.

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

          Tower has no employees other than its four officers who are also employees of First, its subsidiary. On December 31, 2004, First had 93 full-time and 21 part-time employees.

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

          As of December 31, 2004, First had total assets of approximately
$ 316.9 million, total shareholders' equity of approximately $ 44 million and total deposits of approximately $ 230 million.

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

          Based on their respective regulatory capital ratios at December 31, 2004, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Funds" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.

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

Other Federal Laws and Regulations

          Our operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

         - Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

         - Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

         - Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

         - USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

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

Competition

          First's principal market area consists of the southern two thirds portion of Franklin County, Pennsylvania and the northcentral portion of Washington County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.

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

          The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q's - quarterly reports; 10-K - annual report; 14A - annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation's filings may be obtained through the SEC's internet site at www.sec.gov or may be obtained free of charge upon written request furnished to: Mr. Franklin T. Klink, III, CFO, Tower Bancorp, Inc., P. O. Box 8, Center Square, Greencastle, Pennsylvania 17225.

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

                                       Held      Employee       Age as
     Name/Office Held                  Since     Since        of 12/31/04

Kermit G. Hicks, Chairman
  of the Board                         1983        (1)            69

Jeff B. Shank, President
  and Chief Executive
  Officer                              1991        1976           49

Robert L. Pensinger,
 Vice Chairman of
 the Board                             2002        (1)            71

John H. McDowell,
  Executive Vice President/
  Secretary                            1986        1977           55

Don Kunkle, Vice President             1990        1987           55

Franklin T. Klink, III, Vice
  President/Treasurer                  2001        2001           49

(1)  These directors are not employees of the Bank.

Item 4.  Submission of Matters to Vote of Security Holders.

          None

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related
         Security Holder Matters.

          Tower's common stock is not traded on a national securities exchange, but is traded through the local and over-the-counter local markets under the symbol TOBC. At December 31, 2004, the approximate number of shareholders of record was 1,011. The price ranges for Tower common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and don't reflect prices in actual transactions.

                      Period      Dividends             Market Price
          2004      1st Quarter     $  .20           $ 38.65 - $ 43.00
                    2nd Quarter        .20             40.10 -   43.00
                    3rd Quarter        .22             40.05 -   42.00
                    4th Quarter        .72             41.00 -   44.00
          2003      1st Quarter     $  .68           $ 29.50 - $ 34.90
                    2nd Quarter        .18             33.80 -   36.50
                    3rd Quarter        .20             35.10 -   36.50
                    4th Quarter        .20             35.40 -   40.00

Item 6.  Selected Financial Data

          The selected five-year financial data on page 25 of the annual shareholders' report for the year ended December 31, 2004 incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Contractural obligations of the Corporation as of December 31, 2004 as follows:

                                    Payments due by period
      (in thousands)        Total    Less    1 - 3   3 - 5    More
                                    than 1   years   years   than 5
Contractual obligations              year                    years

Long-term debt obligations $30,225  $   225   $   0 $15,000 $15,000
Operating lease
obligations                    106       43      60       3       0
                           -------  -------  ------ -------  ------
   Total                   $30,331  $   268   $  60 $15,003 $15,000
                           =======  =======  ====== =======  ======

          All other information required by Item 7 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 30 through 37 of the annual shareholders report which is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

          The information set forth on pages 35 and 36 of the annual shareholders' report regarding quantitative and qualitative disclosures about market risk is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

          The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 29 of the annual shareholders report for the year ended December 31, 2004 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders' report are submitted herewith as follows.

             Description of Statistical Information           Page
          Loan portfolio                                       15
          Summary of loan loss experience                      16
          Nonaccrual, delinquent and impaired loans            17
          Allocation of allowances for loan losses          18-19
          Deposits and return on equity and assets             20
          Consolidated summary of operations                   21

               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                                 LOAN PORTFOLIO

          The following table presents the loan portfolio at the end of each of the last five years:

                   2004      2003      2002       2001       2000

 (000 omitted)

Commercial,
 financial &
 agricultural    $ 40,257  $ 38,703  $  32,422  $  33,606  $ 20,903

Real estate -
 Construction       6,793     7,156      7,246      6,029     4,827

Real estate -
 Mortgage         171,415   155,649    135,104    111,709   104,838

Installment
 & other
 personal
 loans (net
 of unearned
 income)           11,004    12,559     12,765     16,333    17,002
                 --------  --------   --------  ---------  --------

Total loans      $229,469  $214,067  $187,537   $167,677   $147,570
                 ========  ========  =========  =========  ========

               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                         SUMMARY OF LOAN LOSS EXPERIENCE
                             Years Ended December 31

                         2004       2003       2002       2001       2000
(000 omitted)

Average total loans
  outstanding (net
  of unearned income) $ 220,789  $ 198,599  $ 183,805  $ 158,570  $ 140,788
                      ---------  ---------  ---------  ---------  ---------
Allowance for loan
  losses, beginning
  of period               1,864      1,632      1,577      1,586      1,719
Additions to
  provision for
  loan losses
  charged to
  operations                360        360        310        120          0
Loans charged off
  during the year
    Commercial              276         29        101          0          4
    Real estate
      mortgage                0          0          0          0          0
    Installment             106        162        205        192        149
                      ---------  ---------  ---------  ---------  ---------
      Total charge-
        off's               382        191        306        192        153
                      ---------  ---------  ---------  ---------  ---------
Recoveries of loans
  previously charged
  off:
    Commercial               35          5          3          4          4
    Installment              25         58         34         39         16
    Mortgage                  0          0         14         20          0
                      ---------  ---------  ---------  ---------  ---------
      Total recoveries       60         63         51         63         20
                      ---------  ---------  ---------  ---------  ---------
Net loans charged
   off (recovered)          322        128        255        129        133
                      ---------  ---------  ---------  ---------  ---------
Allowance for loan
  losses, end of
  period                  1,902      1,864      1,632      1,577      1,586

Ratio of net loans
  charged off
  (recovered)
  to average loans
  outstanding              .15%       .06%       .14%       .08%       .09%
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

               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                                      LOANS


           The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days and 90 days or more at December 31.

                       2004     2003     2002     2001       2000

  (000 omitted)

Nonaccrual loans       $   9    $ 540    $ 781    $    64     $  63
                       =====    =====    =======    =====    =====
Accrual loans:
  Restructured         $   0    $   0   $     0   $     0    $   0
  30 - 89 days
    past due             155      432       386       802      800
  90 days or
    more past due         13      178       188       734       25
                       -----   -------   -------    -----    -----
      Total
       accrual
       loans           $ 168     $ 610     $ 574  $ 1,536    $ 825
                       =====     =====   =======  =======    =====

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

               TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

          The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                 Years Ended December 31
                               2004                 2003
                                  Percentage           Percentage
                                   of Loans             of Loans
                                   in Each              in Each
                                   Category             Category
                       Allowance   to Total  Allowance  to Total
                         Amount     Loans      Amount    Loans
 (000 omitted)
Commercial,
  financial and
  agricultural           $ 453      17.5%     $   694      18.1%
Real estate -
  Construction               0       3.0            0       3.3
Real estate -
  Mortgage                 664      74.7          664      72.7
Installment                  0       4.8            0       5.9
Unallocated                785       N/A          506       N/A
                   ------    -----    ------    -----
Total                  $ 1,902     100.0%     $ 1,864     100.0%
                       =======     =====      =======     =====

                                 Years Ended December 31
                               2002                 2001
                                  Percentage           Percentage
                                   of Loans             of Loans
                                   in Each              in Each
                                   Category             Category
                       Allowance   to Total  Allowance  to Total
                         Amount     Loans      Amount    Loans
 (000 omitted)
Commercial,
  financial and
  agricultural         $   718      17.3%     $   816      20.0%
Real estate -
  Construction               0       3.9            0       3.6
Real estate -
  Mortgage                 664      72.1          650      66.6
Installment                  0       6.7            0       9.7
Unallocated                250       N/A          111       N/A
                       -------     -----      -------     -----
  Total                $ 1,632     100.0%     $ 1,577     100.0%
                       =======     =====      =======     =====

                                    Years Ended December 31
                                             2000
                                                  Percentage
                                                   of Loans
                                                   in Each
                                                   Category
                                    Allowance      to Total
                                     Amount          Loans
  (000 omitted)

Commercial, financial
   and agricultural                  $   812          14.2%
Real estate - Construction                 0           3.3
Real estate - Mortgage                   630          71.0
Installment                                0          11.5
Unallocated                              144           N/A
                                     -------         -----
   Total                             $ 1,586         100.0%
                                     =======         =====

     TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                           DEPOSITS

          The average amounts of deposits are summarized below:

Years Ended December 31
                            2004        2003        2002
(000 omitted)

Demand deposits           $  19,386   $  15,144   $  12,470
Interest bearing
   demand deposits           92,933      84,107      76,373
Savings deposits             28,787      25,702      22,792
Time deposits                75,463      72,307      71,631
                          ---------   ---------   ---------
Total deposits            $ 216,569   $ 197,260   $ 183,266
                          =========   =========   =========


                  RETURN ON EQUITY AND ASSETS
               (APPLYING DAILY AVERAGE BALANCES)

          The following table presents a summary of significant earnings and capital ratios:

                            2004        2003        2002
(000 omitted)
Assets                    $ 316,890   $ 300,738   $ 262,589
Net income                $   4,723   $   4,951   $   4,853
Equity                    $  44,071   $  40,438   $  32,866
Cash dividends            $   2,311   $   2,185   $   1,458
Return on assets              1.55%        1.80%       1.91%
Return on equity             11.24%       14.46%      15.81%
Dividend payout ratio        48.90%       44.13%      30.04%
Equity to asset ratio        13.76%       13.01%      12.52%

       TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED SUMMARY OF OPERATIONS

                                   Years Ended December 31
                         2004       2003       2002      2001       2000
  (000 omitted)
Interest income       $ 14,126   $ 14,350   $ 15,780   $ 16,510   $ 15,523
Interest expense         4,011      4,267      5,252      6,988      7,295
                      --------   --------   --------   ---------  ---------
Net interest income     10,115     10,083     10,528      9,522      8,228
Provision for loan
   Losses                  360        360        310        120          0
                      --------   --------   --------   --------   ---------
  Net interest income
   after provision
   for loan losses       9,755      9,723     10,218      9,402      8,228
  Other income:
    Investment services
     income                 79         31          0        191        577
    Service charges -
     Deposits              992        864        621        519        335
  Other service charges,
   collection and
   exchange, charges,
   commission fees         559        431        390        305      1,630
  Other operating
   income                2,706      3,199      2,046      1,922      1,073
                      --------   --------   --------   --------   ---------
     Total other
       income            4,336      4,525      3,057      2,937      3,615
                      --------   --------   --------   ---------   --------
  Income before
   operating expense    14,091     14,248     13,275     12,339     11,843
  Operating expenses:
     Salaries and
      employees
      benefits           4,078      3,901      3,558      3,211      3,026
     Occupancy and
        equipment
        expense          1,702      1,594      1,575      1,627      1,393
     Other operating
        expenses         1,899      1,981      1,526      1,864      1,842
                      --------   --------   --------   --------   ---------
     Total operating
        Expenses         7,679      7,476      6,659      6,702      6,261
                      --------   --------   --------   ---------   --------
Income before
  income taxes           6,412      6,772      6,616      5,637      5,582
Income tax               1,689      1,821      1,763      1,636      1,489
                      --------   --------   --------   --------   ---------
  Net income
   applicable to
   common stock       $  4,723   $  4,951   $  4,853   $  4,001   $  4,093
                      ========   ========   ========   =========   ========
Per share data:
  Earnings per
   common share       $   2.73   $   2.86   $   2.79   $   2.29   $   2.32
  Cash dividend -
   common             $   1.34   $   1.26   $    .84   $   1.12   $    .56
  Average number of
   common shares     1,727,856  1,733,477  1,737,298  1,745,847  1,761,699

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          Not applicable.

Item 9a. Controls and Procedures

          The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

          There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2004.

Item 9b.  Other Information

          The Corporation had no other events that should have been disclosed on Form 8K that were not already disclosed on such form.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The Corporation has adopted a Code of Ethics that applies to all Directors and Senior Managers (including its Chief Executive Officer and Chief Financial Officer). The Corporation's Directors and Senior Management Code of Ethics is available on First National Bank of Greencastle's website at http://www.fnbgc.com.

          All other information required by Item 10 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

          The information required by Item 11 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information required by Item 12 is incorporated by reference from Tower Bancorp, Inc.'s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

          The information required by Item 13 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

          The information required by Item 14 is incorporated by reference from Tower Bancorp's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.

          (a) (1) - List of Financial Statements
          The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:
               Consolidated balance sheets - December 31,
                  2004 and 2003
               Consolidated statements of income - Years
                  ended December 31, 2004, 2003, and 2002
               Consolidated statements of stockholders'
                  equity - Years ended December 31, 2004, 2003, and 2002
               Consolidated statements of cash flows - Years
                  ended December 31, 2004, 2003, and 2002
               Notes to consolidated financial statements -
                  December 31, 2004
          (2)  List of Financial Statement Schedules
          All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
          (3)  Listing of Exhibits
               Exhibit (3) (i) Articles of incorporation
               Exhibit (3) (ii) Bylaws
               Exhibit (4) Instruments defining the rights
                 of security holders including indentures
               Exhibit (10) Material contracts
               Exhibit (13)  Annual report to security
                 Holders
               Exhibit (21)  Subsidiaries of the registrant
               Exhibit (23)  Consent of independent registered public
                 accounting firm
               Exhibit (31) Rule 13a - 14(a)/15d-14(a) Certifications Exhibit (32) Section 1350 Certifications
          All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (b)  Reports on Form 8-K filed
               * Report filed December 8, 2004 for news release
                 declaring dividend for fourth quarter and a special dividend.
               * Report filed January 11, 2005 for news release
                 announcing financial results for quarter ended
                 December 31, 2004.
          (c)  Exhibits
               (3)(i)  Articles of incorporation.
                       Incorporated by reference to Form 8-K
                       dated May 26, 1998.
                  (ii) By-laws.  Incorporated by reference
                       to Exhibit D to the Registrant's
                       Registration Statement on Form S-14,
                       Registration No. 2-89573.
               (4)  Instruments defining the rights of
                    security holders including indentures.
                    The rights of the holders of Registrant's common stock are contained in:
                   (i)  Articles of Incorporation of Tower
                        Bancorp, Inc., incorporated by
                        reference to Form 8-K dated May 26,
                        1998.
                  (ii)  By-laws of Tower Bancorp, Inc., filed
                        as Exhibit D to the Registrant's
                        Registration Statement on Form S-14
                        (Registration No. 2-89573).
              (10.1)  Change of control agreements,
                    Incorporated by reference to the
                    registrant's Form 10Q filing dated
                    November 12, 2002 Exhibit 99.4, and
                    Form 10K filing dated March 15, 2002
                    for the year ended December 31, 2001
                    Exhibits 10-1 and 10-2 and Form 10-K
                    filing dated March 22, 1999 Exhibit
                    10-1 and 10-2 for the year ended
                    December 31, 1998.
              (10.2)  Non-Qualified stock option plan;
                    stock option plan for outside
                    directors and amended and restated
                    employee stock ownership plan filed
                    as Exhibit 99.1 to the Registrant's
                    Statement on Form S-8 (Registration
                    No. 333-40661).

            (10.3)  Supplemental Executive Retirement
                    Plan Agreement incorporated by
                    reference to the registrant's Form
                    10-Q filing dated November 10, 2002
                    Exhibit 99.3.
              (13) Annual report to security holders - filed herewith
              (21)  Subsidiaries of the registrant - filed
                    herewith
              (23.1)Consent of independent registered public
                    accounting firm - filed herewith
              (31.1) Certification of Chief Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
              (31.2) Certification of Chief Financial Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
              (32.1)  Certification of Chief Executive
                    Officer pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002 - filed herewith.
              (32.2)  Certification of Chief Financial
                    Officer pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002 - filed herewith.
         (d)  Financial statement schedules
              None

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

                                       TOWER BANCORP, INC.
                                    --------------------------
                                            (Registrant)

                              By /s/   Jeff B. Shank
                                    --------------------------
                                    Jeff B. Shank,
                                    President/CEO
                                    (Principal Executive
                                    Officer)

                              By /s/Franklin T. Klink, III
                                    --------------------------
                                    Franklin T. Klink, III
                                    Treasurer (Principal Financial
                                    and Accounting Officer)
Dated:  March 23, 2005
        --------------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                  Date

/s/  Jeff B. Shank            President &
-----------------------       Director                March 23, 2005
Jeff B. Shank

/s/  Kermit G. Hicks          Chairman of the
-----------------------       Board & Director        March 23, 2005
Kermit G. Hicks

/s/Robert L. Pensinger        Vice Chairman of the
-----------------------       Board & Director        March 23, 2005
Robert L. Pensinger

/s/Frederic M. Frederick      Director                March 23, 2005
-----------------------
Frederic M. Frederick

/s/James H. Craig, Jr.        Director                March 23, 2005
-----------------------
James H. Craig, Jr.

/s/  Lois Easton              Director                March 23, 2005
-----------------------
Lois Easton

/s/  Mark E. Gayman           Director                March 23, 2005
-----------------------
Mark E. Gayman

                                  Exhibit Index



Exhibit No.

   13    Annual report to security holders

   21    Subsidiaries of the Registrant

   23.1  Consent of Independent Registered Public Accounting Firm

   31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


1. The First National Bank of Greencastle, Center Square, Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.












                                                                    Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Tower Bancorp, Inc.


     We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No. 333-40661) of our report dated
January 18, 2005, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 2004, which report is incorporated by reference in the December 31, 2004 annual report to stockholders on Form 10-K of Tower Bancorp, Inc.


                          /s/SMITH ELLIOTT KEARNS & COMPANY, LLC
                          --------------------------------------



Chambersburg, PA
March 23, 2005
                                                                    Exhibit 31.1
                                  CERTIFICATION

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


                                              By: /s/ Jeffery B. Shank
                                              Jeffery B. Shank
                                              President and CEO
                                              (Principal Executive Officer)
                                              March 23, 2005
                                                                    Exhibit 31.2
                                  CERTIFICATION

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


                                              By: /s/ Franklin T. Klink, III
                                              Franklin T. Klink, III
                                              Treasurer
                                              (Principal Financial Officer)
                                              March 23, 2005
                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Jeffery B. Shank, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                    /s/  Jeffery B. Shank
                                    Jeffery B. Shank
                                    President and Chief Executive Officer

Dated:  March 23, 2005

                                                       Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                    /s/  Franklin T. Klink, III
                                    Franklin T. Klink, III
                                    Chief Financial Officer

Dated:  March 23, 2005