Form 10-K/A
TOWER BANCORP INC
filed 2005-04-05
CIK 740942

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

                                       TOWER BANCORP, INC.
                                    --------------------------
                                            (Registrant)

                              By /s/   Jeff B. Shank
                                    --------------------------
                                    Jeff B. Shank,
                                    President/CEO
                                    (Principal Executive
                                    Officer)

                              By /s/Franklin T. Klink, III
                                    --------------------------
                                    Franklin T. Klink, III
                                    Treasurer (Principal Financial
                                    and Accounting Officer)
Dated:  April 5, 2005
        --------------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                  Date

/s/  Jeff B. Shank            President &
-----------------------       Director                April 5, 2005
Jeff B. Shank

/s/  Kermit G. Hicks          Chairman of the
-----------------------       Board & Director        April 5, 2005
Kermit G. Hicks

/s/Robert L. Pensinger        Vice Chairman of the
-----------------------       Board & Director        April 5, 2005
Robert L. Pensinger

/s/Frederic M. Frederick      Director                April 5, 2005
-----------------------
Frederic M. Frederick

/s/James H. Craig, Jr.        Director                April 5, 2005
-----------------------
James H. Craig, Jr.

/s/  Lois Easton              Director                April 5, 2005
-----------------------
Lois Easton

/s/  Mark E. Gayman           Director                April 5, 2005
-----------------------
Mark E. Gayman

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


1. The First National Bank of Greencastle, Center Square, Greencastle, Pennsylvania; a National Bank organized under the National Bank Act.












                                                                    Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Tower Bancorp, Inc.


     We consent to the incorporation by reference in the registration statements (Form S-14 No. 2-89573 and Form S-8 No. 333-40661) of our report dated
January 18, 2005, with respect to the consolidated balance sheets of Tower Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the three year period ended December 31, 2004, which report is incorporated by reference in the December 31, 2004 annual report to stockholders on Form 10-K/A of Tower Bancorp, Inc.


                          /s/SMITH ELLIOTT KEARNS & COMPANY, LLC
                          --------------------------------------



Chambersburg, PA
April 5, 2005
                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Jeffery B. Shank, President and CEO, certify, that:

1. I have reviewed this annual report on Form 10-K/A of Tower Bancorp, Inc.

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


                                              By: /s/ Jeffery B. Shank
                                              Jeffery B. Shank
                                              President and CEO
                                              (Principal Executive Officer)
                                              April 5, 2005
                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Franklin T. Klink, III, Treasurer, certify, that:

1. I have reviewed this annual report on Form 10-K/A of Tower Bancorp, Inc.

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


                                              By: /s/ Franklin T. Klink, III
                                              Franklin T. Klink, III
                                              Treasurer
                                              (Principal Financial Officer)
                                              April 5, 2005
                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the Corporation) on Form 10-K/A for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Jeffery B. Shank, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  April 5, 2005

                                                       Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tower Bancorp, Inc. (the Corporation) on Form 10-K/A for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:


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

Dated:  April 5, 2005