Form 10-Q
period 2005-03-31
TOWER BANCORP INC
filed 2005-05-16
CIK 740942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005
Commission file number:  2-89573


                    TOWER BANCORP INC.
------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                       25-1445946
-------------------------------               ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

Center Square
Greencastle, Pennsylvania                             17225
-------------------------                     ---------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
 area code:                                      (717) 597-2137
                                              --------------------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

             Yes        No   X
                 -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,725,987 shares of common stock outstanding at March 31, 2005


















                                  Page 1 of 23








                        TOWER BANCORP, INC.

                              INDEX

                                                                Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
   Condensed consolidated balance sheets - March 31, 2005
     and December 31, 2004                                         4
   Condensed consolidated statements of income - three months
     Ended March 31, 2005 and 2004                                 5
   Condensed consolidated statements of comprehensive income -
     three months ended March 31, 2005 and 2004                    6
   Condensed consolidated statements of cash flows - three
     months ended March 31, 2005 and 2004                          7
   Notes to condensed consolidated financial statements      8 and 9
Item 2 - Management's discussion and analysis of financial
     condition and results of operations                   10 and 11
Item 3 - Quantitative and qualitative disclosures about
   market risk                                                    12
Item 4 - Controls and procedures                                  12

PART II - OTHER INFORMATION                                       13

Item 1 - Legal proceedings                                        14
Item 2 - Changes in securities, use of proceeds and issuer
   purchases of equity securities                                 14
Item 3 - Defaults upon senior securities                          14
Item 4 - Submission of matters to a vote of security holders      14
Item 5 - Other information                                        14
Item 6 - Index to Exhibits and Reports on Form 8-K           14 - 15


   Signatures                                                     16

   Exhibits                                                  17 - 23







                                  Page 2 of 23





















                         PART I - FINANCIAL INFORMATION

               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,      December 31,
                                                        2005            2004
                                                    (Unaudited)      (Audited)*

                                                           (000 Omitted)
 ASSETS
    Cash and due from banks                          $     10,332     $    10,045
    Federal funds sold                                      3,470     $         0
    Interest bearing balances with banks                      196             196
    Investment securities available for sale               63,595          62,871
    Restricted bank stock                                   2,256           2,858
    Loans                                                 228,219         229,469
    Less:  reserve for possible loan losses          (      1,993)   (     1,902)
    Bank premises, equipment, furniture and                 4,022           4,030
fixtures
    Accrued interest receivable                               995             904
    Cash surrender value of life insurance                  7,163           7,070
    Other assets                                            1,545           1,349
                                                     ------------     -----------
      Total assets                                   $    319,800     $   316,890
                                                     ============     ===========
 LIABILITIES AND CAPITAL
    Deposits in domestic offices:
     Demand                                          $     25,033     $    23,944
     Savings                                              124,614         122,625
     Time                                                  83,106          83,721
    Federal funds purchased                                     0             225
    Liabilities for borrowed money                         35,516          34,707
    Accrued interest payable                                  278             265
    Other liabilities                                       6,377           7,332
                                                     ------------     -----------
      Total liabilities                                   274,924         272,819
                                                     ------------     -----------
 EQUITY CAPITAL
    Capital stock, common, authorized 5,000,000
     shares; 1,780,100 shares issued                      2,225            2,225
    Additional paid-in capital                              6,787           6,782
    Retained earnings                                      28,712          28,177
    Accumulated other comprehensive income                  8,973           8,801
    Less:  cost of treasury stock; 2005 - 54,113    (       1,821)  (      1,914)
       shares; 2004 - 58,109 shares
                                                     ------------     -----------
      Total equity capital                                 44,876          44,071
                                                     ------------     -----------
      Total liabilities and capital                  $    319,800     $   316,890
                                                     ============     ===========
 *  Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 4 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                2005            2004
                                                                   (000 Omitted)
Interest Income
   Interest & fees on loans                               $      3,208     $      2,895
   Interest on investment securities available for sale            503              538
   Interest on deposits with banks                                  14               12
                                                          ------------     ------------
      Total interest & dividend income                           3,725            3,445
                                                          ------------     ------------
Interest Expense
   Interest on deposits                                            656              544
   Interest on federal funds purchased
    and other borrowed money                                       417              438
                                                          ------------     ------------
      Total interest expense                                     1,073              982
                                                          ------------     ------------

      Net interest income                                        2,652            2,463

Provision for loan losses                                           90               90
                                                          ------------     ------------

Net interest income after provision for loan losses              2,562            2,373
                                                          ------------     ------------

Other Income
   Investment service income                                        62               24
   Service charges on deposit accounts                             232              218
   Other service charges and fees                                  133              103
   Other operating income                                           14              119
   Investment securities gains (losses)                            198              567
                                                          ------------     ------------
      Total other income                                           639            1,031
                                                          ------------     ------------
Other Expense
   Salaries, wages and other benefits                            1,107            1,078
   Occupancy expense of bank premises                              131              122
   Furniture and fixture expense                                   329              142
   Other operating expenses                                        409              676
                                                          ------------     ------------
      Total other expenses                                       1,976            2,018
                                                          ------------     ------------
      Income before taxes                                        1,225            1,386
Applicable income taxes                                            308              365
                                                          ------------     ------------
      Net income                                          $        917     $      1,021
                                                          ============     ============
Earnings per share:
   Basic earnings per share                               $       0.53     $       0.59
   Weighted average shares outstanding                    $  1,725,644     $  1,735,151
   Diluted earnings per share                             $       0.52     $       0.58
   Weighted average shares outstanding                    $  1,757,100     $  1,763,854








              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                             2005              2004
                                                  (000 Omitted)

Net income                                  $      917          $    1,021
                                            ----------          ----------
Other comprehensive income:
   Unrealized holding gains (losses)               459               1,884

Reclassification adjustment for            (       198)       (       567)
  gains realized in net income
                                            ----------          ----------
                                                   261               1,317

Tax effect                                          89        (       441)
                                            ----------          ----------
Other comprehensive income                         172                 876
                                            ----------          ----------
Comprehensive income                        $    1,089          $    1,897
                                           ===========         ===========




























              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 23
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (UNAUDITED)

                                                           2005              2004
                                                                (000 Omitted)
Cash flows from operating activities:
   Net income                                             $      917         $    1,021
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                               99                  96
      Provision for loan losses                                   90                  90
      (Gain) on sale of investment securities            (       198)       (       567)
      (Increase) in cash surrender value of life         (        93)       (       184)
        insurance
      (Increase) decrease in other assets                (       196)               303
      (Increase) decrease in interest receivable         (        91)       (        12)
      (Decrease) increase in interest payable                     13                   3
      Increase in other liabilities                      (       184)       (       254)
                                                          ----------          ----------
Net cash provided by operating activities                        357                 496
                                                          ----------          ----------
Cash flows from investing activities:
   Loans (net)                                                 1,251        (       352)
   Purchases of bank premises, equipment,                (        91)       (       492)
     furniture and fixtures
   Purchases of available for sale securities            (     1,201)       (     1,564)
   Maturities/sales of available for sale                      1,849               3,642
securities
   (Purchase) redemption of restricted bank stock        (       311)               239
                                                          ----------          ----------
Net cash provided(used) by investing activities                1,497               1,473
                                                          ----------          ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                         2,463               3,885
   Cash dividends paid                                   (     1,242)       (       347)
   Purchase of treasury stock                            (       146)       (       221)
   Debt (net)                                                    584        (     8,288)
   Proceeds from sale of capital stock                           244                 192
                                                          ----------          ----------
  Net cash provided (used) by financing activities       (     1,903)       (     4,779)
                                                          ----------          ----------
  Net increase (decrease) in cash and cash                     3,757        (     2,810)
equivalents

  Cash and cash equivalents at beginning of year              10,045               8,929
                                                          ----------          ----------
  Cash and cash equivalents at end of quarter             $   13,802          $    6,119
                                                          ==========          ==========
Cash and cash equivalents consists of:
Cash and due from banks                                   $   10,332          $    6,119
Federal funds sold                                             3,470                   0
                                                          ----------          ----------
Total cash and cash equivalents                           $   13,802          $    6,119
                                                          ==========          ==========













    The accompanying notes are an integral part of these condensed financial statements.

                                  Page 7 of 23
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of March 31, 2005 and the results of its operations for the three month period ended March 31, 2005 and 2004.

          The results of operations for the three month period ended
          March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.   Stock Option Plans

          The Corporation applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost for the intrinsic value of options has been recognized. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method












                                  Page 8 of 23
Note 4.   Stock Option Plans (Continued)

          prescribed by FASB Statement No. 123R, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                      2005        2004
                                                   Three Months Ended
                                                        March 31

          Net income (000) omitted   As reported    $   917    $ 1,021
                                     Pro forma          883        999

          Basic earnings per share   As reported        .53        .59
                                     Pro forma          .51        .58

        Earnings per share assuming  As reported        .52        .58
          dilution
                                     Pro forma          .50        .57








































                                  Page 9 of 23
                               TOWER BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



       Net income for the first quarter of 2005 was $ 917,000 compared to $ 1,021,000 for the first quarter of 2004. Net income on a per share basis for 2005 was $ .53, down $ .06 from the $ .59 realized during the first three months of 2004.

       Total interest income for the first three months of 2005 was $ 3,725,000 compared to $ 3,445,000 for the first three months of 2004. Increases occurred primarily due to increases in the yield on earning assets. Investment yields increased 17 basis points and loan yields increased 28 basis points from average yields realized in the first quarter of 2004. The higher loan yield is due primarily to mortgage repricing, with yields on mortgages increasing 36 basis points over the past twelve months. Average loan balances at March 31, 2005 increased 6.1% over those at March 31, 2004. Loan balances decreased $1,250,000 from balances at December 31, 2004. Increases from March 31, 2004 were primarily in average mortgage and commercial loans, which increased 7.3% and 13.2%, respectively since March 31, 2004. Earnings on investments for the first quarter were down with totals for the corresponding period in 2004 due to lower average balances.

       Total interest expense was $ 1,073,000 for the first quarter of 2005, an increase of $ 91,000 from the $ 982,000 reported for the first quarter of 2004. Average total deposits increased 8.8% since March 31, 2004. Most of this growth has occurred in the time deposit accounts. Average rates on deposits have increased 12 basis points from prior year rates. This coupled with the fact that the deposit growth has been concentrated in time deposit accounts has caused the bank's cost of funds to increase 9.1% from 2004 totals. However, asset yields have increased faster than corresponding increases in cost of funds causing the net interest margin for the first quarter of 2005 to increase 16 basis points from the first quarter of 2004. The loan to deposit ratio was 99.6% at March 31, 2005 compared to 101.7% at March 31, 2004. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

       The bank made a $ 90,000 provision for loan losses during the first quarter of 2005. Net recoveries were $ 1,000 during the first quarter of 2005 compared to $ 47,000 during the first quarter of 2004, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity or capital.










                                  Page 10 of 23
       Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

       Noninterest income was $ 639,000 for the first quarter of 2005 representing a 38.0% decrease from the first quarter of 2004. This decrease was primarily the result of lower securities gains. The bank sold all holdings of FHLMC preferred stock, recognizing a $32,000 loss.

       Noninterest expenses were $ 1,976,000 for the first quarter of 2005 compared to $ 2,018,000 for 2004. Decreases were in supplies, legal and postage.

       The bank's effective income tax rate was 25.2% and 26.4% for the first three months of 2005 and 2004, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

       Total assets were $ 319,800,000 at March 31, 2005 compared to
$ 298,046,000 at March 31, 2004. This represents a growth rate of approximately 7.3%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 44,876,000 at March 31, 2005, representing 14.0% of total assets compared to $ 41,953,000 at March 31, 2004, which represented 14.1% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.






























                                  Page 11 of 23
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp's annual report on Form 10-K for the year ended December 31, 2004.


ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

       The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in the Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

       There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2005.

























                                  Page 12 of 23











                           PART II - OTHER INFORMATION















































                                  Page 13 of 23
                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

        Not applicable

Item 2 - Changes in Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

Period       (a)           (b)           (c)           (d)
             Total Number    Average     Total number    Maximum
               of shares      price       of shares       number
               purchased     paid per    purchased as     shares
                              share        part of     that may yet
                                           publicly    be purchased
                                          announced     under the
                                             plan          plan
January 2005
1/11/2005              300      $ 44.50           300        14,477
1/14/2005              375        44.50           375        14,102
1/19/2005              202        44.75           202        13,900
1/24/2005              600        45.00           600        13,300
1/24/2005            1,215        45.00         1,215        12,085

February 2005

March 2005
3/14/2005              500        49.95           500        11,585

Total                3,192        45.65         3,192        11,585

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

                                  Page 14 of 23

         32.1                           Certification of Chief Executive Officer
                                   pursuant to 18 U.S.C. Section 1350

         32.2                           Certification of Chief Financial Officer
                                   pursuant to 18 U.S.C. Section 1350

         99                                  Report of Independent Accountant's
                                   on Interim Financial Statements

     (b)  Reports on Form 8-K:

        Current report on Form 8-K filed with the Commission on March 10, 2005.

        Current report on Form 8-K filed with the Commission on April 8, 2005.









































                                  Page 15 of 23
                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOWER BANCORP, INC.
                                    (REGISTRANT)



                                    /s/  Jeff B. Shank
                                    -----------------------------
                                    Jeff B. Shank, President, CEO
                                    (Principal Executive Officer)
Date:  May 13, 2005





                                    /s/Franklin T. Klink, III
                                    -----------------------------

                                    Franklin T. Klink, III,
                                    Treasurer
                                    (Principal Financial Officer)
Date:  May 13, 2005






























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



Date:  May 13, 2005                By:  /s/Jeff B. Shank
       --------------------------       -----------------------
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


Date:  May 13, 2005                By:       /s/Franklin T. Klink, III
       --------------------------       -------------------------
                                        Franklin T. Klink, III
                                        Treasurer
                                        (Principal Financial
                                        Officer)




































                                  Page 20 of 23
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     ------------------------------
                                     Chief Executive Officer
                                     May 13, 2005
































                                  Page 21 of 23
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     ---------------------------
                                     Chief Financial Officer
                                     May 13, 2005































                                  Page 22 of 23
                                                                      EXHIBIT 99


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying condensed consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of March 31, 2005 and the related condensed consolidated statements of income, statements of comprehensive income, and statements of cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the corporation's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tower Bancorp, Inc. and Subsidiary as of December 31, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                            /s/ Smith Elliott Kearns & Company, LLC

                                SMITH ELLIOTT KEARNS & COMPANY, LLC







Chambersburg, Pennsylvania
May 13, 2005


                                  Page 23 of 23