Form 10-Q
period 2005-06-30
TOWER BANCORP INC
filed 2005-08-11
CIK 740942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005
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

1,727,292 shares of common stock outstanding at June 30, 2005


















                                  Page 1 of 24








                        TOWER BANCORP, INC.

                              INDEX

                                                                Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
   Condensed consolidated balance sheets - June 30, 2005
     and December 31, 2004                                         4
   Condensed consolidated statements of income - three months
     ended June 30, 2005 and 2004                                  5
   Condensed consolidated statements of income - six months
     ended June 30, 2005 and 2004                                  6
   Condensed consolidated statements of comprehensive income -
     six months ended June 30, 2005 and 2004                       7
   Condensed consolidated statements of cash flows - six
     months ended June 30, 2005 and 2004                           8
   Notes to condensed consolidated financial statements     9 and 10
Item 2 - Management's discussion and analysis of financial
     condition and results of operations                   11 and 12
Item 3 - Quantitative and qualitative disclosures about
   market risk                                                    13
Item 4 - Controls and procedures                                  14

PART II - OTHER INFORMATION                                       15

Item 1 - Legal proceedings                                        15
Item 2 - Changes in securities, use of proceeds and issuer
   purchases of equity securities                                 15
Item 3 - Defaults upon senior securities                          15
Item 4 - Submission of matters to a vote of security holders      15
Item 5 - Other information                                        15
Item 6 - Index to Exhibits and Reports on Form 8-K           15 - 16


   Signatures                                                     17

   Exhibits                                                  18 - 24







                                  Page 2 of 24





















                         PART I - FINANCIAL INFORMATION

               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2005             2004
                                                   (Unaudited)      (Audited)*

                                                          (000 Omitted)
 ASSETS
    Cash and due from banks                        $     13,630       $    10,045
    Federal funds sold                                   11,110                 0
    Interest bearing balances with banks                  3,031               196
    Investment securities available for sale             75,542            62,871
    Restricted bank stock                                 2,228             2,858
    Loans                                               229,703           229,469
    Less:  reserve for possible loan losses       (       2,050)    (      1,902)
    Bank premises, equipment, furniture and
      fixtures                                            4,136             4,030
    Accrued interest receivable                             987               904
    Cash surrender value of life insurance                7,236             7,070
    Other assets                                          1,275             1,349
                                                   ------------       -----------
      Total assets                                 $    346,828       $   316,890
                                                     ==========         =========
 LIABILITIES AND CAPITAL
    Deposits in domestic offices:
     Demand                                        $     28,034       $    23,944
     Savings                                            147,387           122,625
     Time                                                83,606            83,721
    Federal funds purchased                                   0               225
    Liabilities for borrowed money                       36,079            34,707
    Accrued interest payable                                317               265
    Other liabilities                                     5,441             7,332
                                                   ------------      ------------
      Total liabilities                                 300,864           272,819
                                                   ------------      ------------
 EQUITY CAPITAL
    Capital stock, common, authorized 5,000,000
     shares; 1,780,100 shares issued                      2,225             2,225
    Additional paid-in capital                            6,794             6,782
    Retained earnings                                    29,937            28,177
    Accumulated other comprehensive income                8,785             8,801
    Less:  cost of treasury stock; 2005- 52,808
     shares; 2004 - 58,109 shares                 (       1,777)    (      1,914)
                                                   ------------      ------------
      Total equity capital                               45,964            44,071
                                                   ------------      ------------
      Total liabilities and capital                $    346,828       $   316,890
                                                   ============       ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 4 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                    2005           2004
                                                       (000 Omitted)
Interest Income
   Interest & fees on loans                        $    3,428     $    2,963
   Interest on investment
      securities available for sale                       516            512
   Interest on deposits with banks                         51             12
                                                   ----------     ----------
         Total interest & dividend income               3,995          3,487
                                                   ----------     ----------
Interest Expense
   Interest on deposits                                   802            551
   Interest on borrowed money                             438            438
                                                   ----------     ----------
         Total interest expense                         1,240            989
                                                   ----------     ----------
         Net interest income                            2,755          2,498
Provision for loan losses                                  60             90
                                                   ----------     ----------
Net interest income after
   provision for loan losses                            2,695          2,408
                                                   ----------     ----------
Other Income
   Investment service income                               45             16
   Service charges on deposit accounts                    282            234
   Other service charges                                  147            107
   Other operating income                                  84            112
   Investment securities gains (losses)                   603            578
                                                   ----------     ----------
         Total other income                             1,161          1,047
                                                   ----------     ----------
Other Expense
   Salaries, wages and other benefits                   1,061            990
   Occupancy expense of bank premises                     140            111
   Furniture and fixture expense                          332            127
   Other operating expenses                               615            810
                                                   ----------     ----------
         Total other expenses                           2,148          2,038
                                                   ----------     ----------
         Income before taxes                            1,708          1,417
Applicable income taxes                                   484            373
                                                   ----------     ----------
         Net income                                $    1,224     $    1,044
                                                   ==========     ==========
Earnings per share:
Basic Earnings per share                           $     0.71     $     0.60

Weighted average shares outstanding                 1,726,748      1,730,254

Diluted Earnings per share                         $     0.70     $     0.59

Weighted Average Shares Outstanding                 1,758,559      1,758,389



              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                       2005           2004
                                                         (000 Ommitted)
Interest Income
    Interest & fees on loans                          $    6,636     $    5,858
    Interest on investment
       securities available for sale                       1,019          1,050
    Interest on deposits with banks                           65             24
          Total interest & dividend income                 7,720          6,932
Interest Expense
    Interest on deposits                                   1,458          1,095
    Interest on borrowed money                               855            876
          Total interest expense                           2,313          1,971

          Net interest income                              5,407          4,961

Provision for loan losses                                    150            180

Net interest income after
    provision for loan losses                              5,257          4,781

Other Income
    Investment service income                                107             40
    Service charges on deposit accounts                      514            452
    Other service charges                                    280            210
    Other operating income                                   160            231
    Investment securities gains (losses)                     801          1,145
          Total other income                               1,862          2,078

Other Expense
    Salaries, wages and other benefits                     2,168          2,068
    Occupancy expense of bank premises                       271            233
    Furniture and fixture expense                            661            269
    Other operating expenses                               1,086          1,486
          Total other expenses                             4,186          4,056

          Income before taxes                              2,933          2,803
Applicable income taxes                                      792            738
          Net income                                  $    2,141     $    2,065

Earnings per share:
Basic Earnings per share                              $     1.24     $     1.19

Weighted average shares outstanding                    1,726,199      1,732,703

Diluted Earnings per share                            $     1.22     $     1.17

Weighted Average Shares Outstanding                    1,758,114      1,761,122

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                   2005             2004
                                                     (000 Omitted)

Net income                                       $   2,141         $   2,065
                                                 ---------         ---------

Other comprehensive income:
   Unrealized holding gains (losses)                   777             1,463

Reclassification adjustment for
  gains realized in net income                  (      801)      (    1,145)
                                                 ---------         ---------
                                                (       24)             318

Tax effect                                               8       (      108)
                                                 ---------         ---------
Other comprehensive income                      (       16)             210
                                                 ---------         ---------
Comprehensive income                             $   2,125         $   2,275
                                                 =========         =========


























              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 24
               TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (UNAUDITED)

                                                               2005           2004
                                                           (000 Omitted)
Cash flows from operating activities:
Net income                                                     $   2,141     $   2,065
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                        198           192
Provision for loan losses                                            150           180
(Gain) on sale of investment securities                       (      801)  (    1,145)
(Increase) in cash surrender value of life insurance          (      166)  (      265)
(Increase)Decrease in other assets                                    74   (       53)
(Increase)Decrease in interest receivable                     (       83)          61
Increase (decrease) in interest payable                               52             5
Increase (decrease) in other liabilities                      (      643)         291
Net cash provided by operating activities                            922         1,331

Cash flows from investing activities:
Loans (net)                                                   (      236)  (    5,146)
Purchases of bank premises, equipment, furniture,             (      304)  (      495)
  and fixtures
Interest bearing balances with banks                          (    2,835)          95
Purchases of available for sale securities                    (   14,424)  (    2,533)
Maturities/sales of available for sale securities
                                                                   3,492         5,797
Redemption (purchase) of restricted bank stock                (      332)         132
Net cash (used) by investing activities                       (   14,639)  (    2,150)

Cash flows from financing activities:
Net increase in deposits                                          28,737         8,081
Debt (net)                                                         1,147   (    5,070)
Cash dividends paid                                           (    1,621)  (      692)
Purchase of Treasury Stock                                    (      146)  (      649)
Proceeds from sale of capital stock                                  295           208
Net cash provided by financing activities                         28,412         1,878

Net increase (decrease) in cash and cash equivalents
                                                                  14,695         1,059

Cash and cash equivalents at beginning of year                    10,045         8,929

Cash and cash equivalents at end of period                     $  24,740     $   9,988

Cash and cash equivalents consists of:
Cash and due from banks                                        $  13,630     $   9,988
Federal funds sold                                                11,110             0
Total cash and cash equivalents                                $  24,740     $   9,988

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 24
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.'s consolidated financial position as of June 30, 2005 and the results of its operations for the three and six month periods ended June 30, 2005 and 2004.

          The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

                                                                     2005         2004
                                                                  Six Months Ended
                                                                       June 30

          Net income (000) omitted             As reported         $ 2,141     $ 2,065
                                               Pro forma             2,107       2,043

          Basic earnings per share             As reported            1.24        1.19
                                               Pro forma              1.22        1.18

        Earnings per share assuming dilution   As reported            1.22        1.17
                                               Pro forma              1.20        1.16









































                                  Page 10 of 24
                               TOWER BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Net income for the first six months of 2005 was $ 2,141,000 compared to $ 2,065,000 for the first six months of 2004. Net income on a per share basis for 2005 was $ 1.24, up $ .05 from the $ 1.19 realized during the first six months of 2004.

     Total interest income for the first six months of 2005 was $ 7,720,000 compared to $ 6,932,000 for the first six months of 2004. Increases occurred primarily due to increases in the yield on earning assets. Investment yields increased 22 basis points and loan yields increased 40 basis points from average yields realized in the first six months of 2004. Average loan balances at June 30, 2005 increased 6.0% over those at June 30, 2004. Increases from June 30, 2004 were primarily in mortgage and commercial loans, which increased 7.0% and 13.3%, respectively, since June 30, 2004. Earnings on investments for the first six months decreased 3.0% over totals for the corresponding period in 2004. Decreases were attributable primarily to higher yielding assets maturing and being replaced with lower yielding investments.

     Total interest expense was $ 2,313,000 for the first six months of 2005, an increase of $ 342,000 from the $ 1,971,000 reported for the six months of 2004. The increase in average total deposits has been 9.6% since June 30, 2004. Most of this growth has occurred in the interest bearing deposit accounts. Average rates on deposits increased 25 basis points from prior year amounts. This coupled with the fact the growth in deposits has been concentrated in time deposit accounts, and that money market rates increased 69 basis points, has caused the bank's cost of funds to increase 33.2% from 2004 totals. However, asset yields have increased faster than corresponding increases in cost of funds causing the net interest margin for the first six months of 2005 to increase 16 basis points from the first six months of 2004. The loan to deposit ratio was 90.7% at June 30, 2005 compared to 104.3% at June 30, 2004. Management intends to continue to competitively price its deposits to maintain desired net interest spreads.

     The Bank made a $ 150,000 provision for loan losses during the first six months of 2005, a decrease of $ 30,000 from the $ 180,000 made in the first six months of 2004. Net charge-offs were $ 3,000 during the first six months of 2005 compared to $ 277,000 during the first half of 2004, which are well below peer group averages. Management has significantly expanded its detailed review of the loan portfolio, which is performed quarterly, in an effort to identify and more readily act on loans with deteriorating trends. Anticipated losses are well below the current allowance amount and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact future operations, liquidity, or capital.




                                  Page 11 of 24
     Management also recognizes the need to maintain an adequate allowance to meet the constant risks associated with a growing loan portfolio and an expanding customer base and intends to continue to maintain the allowance at appropriate levels based on ongoing evaluations of the loan portfolio.

     Non-interest income was $ 1,736,000 for the first half of 2005 representing a 16.5% decrease over the first six months of 2004. The decrease was primarily in security gains, which decreased $ 344,000 for the first six months of 2005.

     Noninterest expenses were $ 4,060,000 for the first six months of 2005 compared to $ 4,056,000 for 2004.

     The bank's effective income tax rate was 27.0% and 26.3% for the first six months of 2005 and 2004, respectively. The statutory marginal tax bracket remains at 34%. The primary differences between the statutory and effective rates are due to nontaxable income from municipal investments and tax-free loans.

     Total assets were $ 346,828,000 at June 30, 2005 compared to $ 305,295,000 at June 30, 2004. This represents a growth rate of approximately 13.6%. Internal capital generation has been the primary method utilized to increase capital. Total stockholders' equity was $ 45,964,000 at June 30, 2005, representing 13.3% of total assets compared to $ 41,580,000 at June 30, 2004, which represented 13.6% of total assets. Risk-based capital ratios continue to exceed regulatory minimums.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp's annual report on Form 10-K for the year ended December 31, 2004.


ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

       The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in the Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2005. Based on such evaluation, such officers have concluded that, as of June 30, 2005, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation's periodic filings under the Exchange Act.


                                  Page 12 of 24
CHANGES IN INTERNAL CONTROLS

       There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2005.


















































                                  Page 13 of 24











                           PART II - OTHER INFORMATION















































                                  Page 14 of 24
                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

        Not applicable

Item 2 - Changes in Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

Period         (a)           (b)            (c)             (d)
               Total Number  Average price   Total number       Maximum
                 of shares      paid per       of shares     number shares
                 purchased       share       purchased as     that may yet
                                                part of       be purchased
                                               publicly        under the
                                               announced          plan
                                                 plan
January 2005
1/11/2005                300        $ 44.50             300           14,477
1/14/2005                375          44.50             375           14,102
1/19/2005                202          44.75             202           13,900
1/24/2005                600          45.00             600           13,300
1/24/2005              1,215          45.00           1,215           12,085

February 2005           None            N/A            None           12,085

March 2005
3/14/2005                500          49.95             500           11,585

April 2005              None            N/A            None           11,585

May 2005                None            N/A            None           11,585

June 2005               None            N/A            None           11,585

Total                  3,192          45.65           3,192           11,585

Item 3 - Defaults Upon Senior Securities

        Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

        The annual meeting of Tower Bancorp, Inc. was held on April 6, 2005. Matters that were voted on by security holders were:

        1.   Elect two Class C Directors for three-year terms expiring in 2006.
        2. Ratify the selection of Smith Elliott Kearns & Company, LLC as the independent accountants for the Corporation for the year ending December 31, 2005.
        3. Transact any other business that may properly come before the meeting.





                                  Page 15 of 24
        Directors that were re-elected at the annual meeting were:

               Kermit G. Hicks
               Robert L. Pensinger

        Each director received affirmative votes representing a majority of the shares outstanding.

        Other directors whose terms continued after the meeting were:

               Mark E. Gayman
               James H. Craig, Jr.
               Jeff B. Shank
               Frederic M. Frederick
               Lois E. Easton

        Ratification of Smith Elliott Kearns & Company, LLC as the independent accountants for the Corporation for the year ending December 31, 2005 occurred, with affirmative votes representing a majority of the shares outstanding.

        No other matters were voted upon at the annual meeting.

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

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         99                        Report of Independent Accountant's
                                   on Interim Financial Statements

     (b)  Reports on Form 8-K:

        Current report on Form 8-K filed with the Commission on June 8, 2005.

        Current report on Form 8-K/A filed with the Commission on July 7, 2005.

                                  Page 16 of 24
                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOWER BANCORP, INC.
                                    (REGISTRANT)



                                    /s/  Jeff B. Shank
                                    ------------------------------
                                    Jeff B. Shank, President, CEO
                                    (Principal Executive Officer)
Date:  August 3, 2005





                                    /s/Franklin T. Klink, III
                                    ------------------------------
                                    Franklin T. Klink, III,
                                    Treasurer
                                    (Principal Financial Officer)
Date:  August 3, 2005































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



Date:  August 3, 2005                  By:  /s/Jeff B. Shank
       --------------------------           ---------------------
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


Date:  August 3, 2005                  By:  /s/Franklin T. Klink, III
       --------------------------           ---------------------
                                            Franklin T. Klink, III
                                            Treasurer
                                            (Principal Financial
                                            Officer)




































                                  Page 21 of 24
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff B. Shank, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Jeff B. Shank
                                     -----------------------------
                                     Chief Executive Officer
                                     August 3, 2005































                                  Page 22 of 24
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tower Bancorp, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Franklin T. Klink, III, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Franklin T. Klink, III
                                     -----------------------------
                                     Chief Financial Officer
                                     August 3, 2005































                                  Page 23 of 24
                                                                      EXHIBIT 99


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tower Bancorp, Inc.
Greencastle, Pennsylvania


     We have reviewed the accompanying condensed consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of June 30, 2005 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2005 and 2004, and condensed consolidated statements of comprehensive income and cash flows for the six month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the corporation's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tower Bancorp, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                            /s/ Smith Elliott Kearns & Company, LLC

                                SMITH ELLIOTT KEARNS & COMPANY, LLC






Chambersburg, Pennsylvania
August 3, 2005

                                  Page 24 of 24