Form 10-Q
period 2005-09-30
TOWER BANCORP INC
filed 2005-11-14
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

Commission file number:  2-89573

TOWER BANCORP INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania	25-1445946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Center Square
Greencastle, Pennsylvania	17225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 597-2137

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    ☐        No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,727,782 shares of common stock outstanding at September 30, 2005

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$11,336	$10,045
Federal funds sold	1,475	$0
Interest bearing balances with banks	3,057	196
Investment securities available for sale	85,593	62,871
Restricted bank stock	2,484	2,858
Loans	230,103	229,469
Less: reserve for possible loan losses	(2,103)	(1,902)
Bank premises, equipment, furniture and fixtures	4,117	4,030
Accrued interest receivable	1,232	904
Cash surrender value of life insurance	7,296	7,070
Other assets	2,498	1,349
Total assets	$347,088	$316,890

LIABILITIES AND CAPITAL
Deposits in domestic offices:
Demand	$27,251	$23,944
Savings	145,069	122,625
Time	83,399	83,721
Federal funds purchased	0	225
Liabilities for borrowed money	37,293	34,707
Accrued interest payable	327	265
Other liabilities	6,483	7,332
Total liabilities	299,822	272,819

EQUITY CAPITAL
Capital stock, common, authorized 5,000,000 shares; 1,780,100 shares issued	2,225	2,225
Additional paid-in capital	6,791	6,782
Retained earnings	30,594	28,177
Accumulated other comprehensive income	9,426	8,801
Less: cost of treasury stock; 2005– 52,318 shares; 2004 – 58,109 shares	(1,770)	(1,914)
Total equity capital	47,266	44,071

Total liabilities and capital	$347,088	$316,890

* Condensed from audited financial statements.

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
	(000 Omitted)
Interest Income
Interest & fees on loans	$3,605	$3,055
Interest on investment securities available for sale	657	494
Interest on deposits with banks	74	8
Total interest & dividend income	4,336	3,557
Interest Expense
Interest on deposits	960	585
Interest on borrowed money	449	465
Total interest expense	1,409	1,050

Net interest income	2,927	2,507
Provision for loan losses	60	90

Net interest income after provision for loan losses	2,867	2,417

Other Income
Investment service income	71	(6)
Service charges on deposit accounts	305	276
Other service charges	201	114
Other operating income	80	113
Investment securities gains (losses)	773	287
Total other income	1,430	784

Other Expense
Salaries, wages and other benefits	1,140	986
Occupancy and equipment expense	282	257
Other operating expenses	870	755
Total other expenses	2,292	1,998

Income before taxes	2,005	1,203
Applicable income taxes	553	309
Net income	$1,452	$894

Earnings per share:
Basic Earnings per share	$0.84	$0.52

Weighted average shares outstanding	1,728,274	1,724,023

Diluted Earnings per share	$0.82	$0.51

Weighted Average Shares Outstanding	1,759,207	1,751,983

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
	(000 Ommitted)
Interest Income
Interest & fees on loans	$10,241	$8,913
Interest on investment securities available for sale	1,676	1,544
Interest on deposits with banks	139	32
Total interest & dividend income	12,056	10,489
Interest Expense
Interest on deposits	2,418	1,680
Interest on borrowed money	1,304	1,341
Total interest expense	3,722	3,021

Net interest income	8,334	7,468

Provision for loan losses	210	270

Net interest income after provision for loan losses	8,124	7,198

Other Income
Investment service income	178	34
Service charges on deposit accounts	819	728
Other service charges	481	324
Other operating income	240	344
Investment securities gains (losses)	1,574	1,432
Total other income	3,292	2,862

Other Expense
Salaries, wages and other benefits	3,308	3,054
Occupancy and equipment expense	840	759
Other operating expenses	2,330	2,241
Total other expenses	6,478	6,054

Income before taxes	4,938	4,006
Applicable income taxes	1,345	1,047
Net income	$3,593	$2,959

Earnings per share:
Basic Earnings per share	$2.08	$1.71

Weighted average shares outstanding	1,726,899	1,729,788

Diluted Earnings per share	$2.05	$1.68

Weighted Average Shares Outstanding	1,758,483	1,758,053

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
	(000 Omitted)

Net income	$3,593	$2,959

Other comprehensive income:
Unrealized holding gains (losses)	2,521	2,523

Reclassification adjustment for gains realized in net income	(1,574)	(1,432)

	947	1,091

Tax effect	(322)	(371)

Other comprehensive income	625	720

Comprehensive income	$4,218	$3,679

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(UNAUDITED)

	2005	2004
	(000 Omitted)
Cash flows from operating activities:
Net income	$3,593	$2,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297	288
Provision for loan losses	210	270
(Gain) on sale of investment securities	(1,574)	(1,432)
(Increase) in cash surrender value of life insurance	(226)	(345)
(Increase)Decrease in other assets	(820)	224
(Increase)Decrease in interest receivable	(328)	(9)
Increase (decrease) in interest payable	62	33
Increase (decrease) in other liabilities	(309)	(155)
Net cash provided by operating activities	905	1,833

Cash flows from investing activities:
Loans (net)	(643)	(11,999)
Purchases of bank premises, equipment, furniture, and fixtures	(750)	(1,272)
Interest bearing balances with banks	(2,861)	380
Purchases of available for sale securities	(24,921)	(3,056)
Maturities/sales of available for sale securities	5,717	7,265
Redemption (purchase) of restricted bank stock	(623)	132
Net cash (used) by investing activities	(24,081)	(8,550)

Cash flows from financing activities:
Net increase in deposits	25,429	18,820
Debt (net)	2,361	(9,006)
Cash dividends paid	(2,001)	(1,071)
Purchase of Treasury Stock	(189)	(826)
Proceeds from sale of capital stock	342	242
Net cash provided by financing activities	25,942	8,159

Net increase (decrease) in cash and cash equivalents	2,766	1,442

Cash and cash equivalents at beginning of year	10,045	8,929

Cash and cash equivalents at end of period	$12,811	$10,371

Cash and cash equivalents consists of:
Cash and due from banks	$11,336	$10,371
Federal funds sold	1,475	0
Total cash and cash equivalents	$12,811	$10,371

The accompanying notes are an integral part of these

condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 and 2004 have been reviewed by independent certified public accountants.  Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.                                                          Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of September 30, 2005 and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004.

The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Entry into a Material Definitive Agreement

On September 21, 2005, Tower Bancorp, Inc. (OTC BB: TOBC-OB)(“Tower”) parent company of The First National Bank of Greencastle and FNB Financial Corporation (OTC BB: FNBBD-OB)(“FNB”) parent company of The First National Bank of McConnellsburg signed a definitive agreement to combine their companies.

Pursuant to the terms of the agreement, FNB shareholders will be entitled to receive either 0.8663 shares of Tower common stock or $ 39.00 for each share of FNB common stock.  Each shareholder of FNB will have the right to receive shares of Tower common stock for a portion of their shares and cash for the remaining portion of their shares.  Shareholder election will be subject to allocation procedures, which are intended to ensure that a minimum 85% of the FNB common stock will be converted into shares of Tower common stock and up to 15% of the FNB common stock will be paid in cash.  The total value of the merger is valued at $ 31.2 million.

The transaction is subject to shareholder approvals by Tower and FNB shareholders and customary regulatory approvals.  The transaction is expected to close late in the first quarter or early second quarter of 2006.

Note 4.                                                          Stock Option Plans

The Corporation applies APB Opinion 25 and related interpretations in accounting for its stock option plans.  Accordingly, only compensation cost for the intrinsic value of options has been recognized.  Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123R, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		2005	2004
		Nine Months Ended September 30

Net income (000) omitted	As reported	$3,593	$2,959
	Pro forma	3,559	2,937

Basic earnings per share	As reported	2.08	1.71
	Pro forma	2.06	1.70

Earnings per share assuming dilution	As reported	2.04	1.68
	Pro forma	2.02	1.67

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2005

The following is management’s discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as the Company’s December 31, 2004 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements.  The forward-looking statements contained in this report are subject to certain risks, assumptions and uncertainties.  Because of the possibility of change in the underlying assumptions, actual results could differ materially from those projected in the forward-looking statements.  Additional factors that might cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

•                  operating, legal and regulatory risks,

•                  economic, political and competitive forces affecting the Company’s services, and

•                  the risk that management’s analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Company’s forward-looking statements are relevant only as of the date on which the statements are made. By making forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances. Readers should carefully review the risk factors described in other periodic reports and public documents that the Company files from time to time with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 18 and 19 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the nine months ended September 30, 2005 and 2004 was $3,593,000 and $2,959,000, respectively.  The increase of $634,000, or 21.4%, is attributable to the Company’s core banking business, where net interest income increased 11.6%, other income increased 15.0% and the provision for loan losses decreased 22.2%.  On a basic and diluted per share basis, net income for the nine months ended September 30, 2005 was $2.08 and $2.04, respectively, as compared with $1.71 and $1.68 for the nine months ended September 30, 2004.  Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 1.46% for the first nine months of 2005 from 1.31% for the first nine months of 2004 as a result of increased net income.  Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 10.54% and 9.48% for the first nine months of 2005 and 2004, respectively.  The increase in this ratio is also attributable to an increased level of net income.

During the first nine months of 2005, the Company’s assets grew $30,198,000, or 9.5%, to $347,088,000 as of September 30, 2005 from $316,890,000 as of December 31, 2004. This increase is primarily attributable to growth in security investments, which increased to $85,593,000 as of September 30, 2005 from $62,871,000 as of December 31, 2004. Total deposits increased by $25,429,000, or 11.0%, during the first nine months of 2005 to $255,719,000 as of September 30, 2005 from $230,290,000 as of December 31, 2004. This compares to an increase of $18,820,000, or 9.1%, to $225,785,000 at September 30, 2004 from $206,965,000 as of December 31, 2003. The growth in total deposits during the first nine months of 2005 was more than the growth in deposits during the same period in 2004 due primarily to one new money market account for an estate, in the amount of $11,300,000 opened in 2005.  That account is expected to close sometime in the first quarter of 2006.  As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit growth may not continue to grow at the current rates. Since deposit growth was more than sufficient to fund the increased loan demand, investment securities were purchased.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30, 2005, total interest income increased by $779,000, or 21.9%, to $4,336,000 as compared with $3,557,000 for the three months ended September 30, 2004. This increase is primarily due to investment security growth and increases in the one year Treasury rate and the prime rate.

Total interest expense increased by $359,000, or 34.2%, to $1,409,000 for the three months ended September 30, 2005 from $1,050,000 for the three months ended September 30, 2004. This increase is not only attributable to the increased deposit balances and the increased costs associated with attracting deposits at a time when short-term interest rates are rising, but is also impacted by the higher costs associated with borrowings.

Net interest income increased by $420,000, or 16.8%, to $2,927,000 for the three months ended September 30, 2005 from $2,507,000 for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, total interest income increased by $1,567,000, or 14.9%, to $12,056,000, compared with $10,489,000 for the nine months ended September 30, 2004. This increase is the result of an 8.3% increase in average interest-earning assets, which grew to $307,180,000 for the first nine months of 2005, from $283,549,000 for the first nine months of 2004. The growth in average interest earning assets was attributable to increased loan volume and investment securities, which were funded from the cash flow generated from the reduction of overnight borrowings and deposit growth. Management targeted efforts to attract mortgage and small commercial loans.  Management believes that our experience in making mortgage and small commercial loans positions the company well to meet the financing demands of individuals and small businesses.  Further impacting interest income were six 25-basis point increases in the prime rate and increases in the one year Treasury during the first nine months of 2005 that resulted in higher yields on interest earning assets.

Total interest expense increased by $701,000, or 23.2%, to $3,722,000 for the nine months ended September 30 2005, from $3,021,000 for the nine months ended September 30, 2004. This increase is attributable to the growth in average interest bearing liabilities, which increased to $253,649,000 for the first nine months of 2005 from $236,878,000 for the first nine months of 2004. Increases in rates were needed to attract deposits, particularly money market accounts, which increased 96 basis points to 1.85%.  The interest expense for money market accounts increased $363,000 to $632,000 for the nine months ended September 30, 2005, from $269,000 for the nine months ended September 2004.

Net interest income increased by $866,000, or 11.6%, to $8,334,000 for the nine months ended September 30, 2005 from $7,468,000 for the nine months ended September 30, 2004. This increase is attributable to the repricing of mortgage and to a lesser extent commercial loans tied to the one year treasury and prime rates plus the increased earning assets funded by deposit growth.

The net interest rate spread was 3.5% for the nine months ending September 30, 2005, and the net interest margin was 3.8%.  Due to a large investment portfolio at the holding company level, these ratios are lower than the Bank’s separate performance of 4.0% net interest spread and 4.2% net interest margin for the same period.

Provision for Loan Losses

The provision for loan losses was $60,000 for the three months ended September 30, 2005 compared with $90,000 for the three months ended September 30, 2004, a decrease of 33.3%.  The decrease in the provision is attributable to the consistency in the high quality of the loan portfolio.

For the nine months ended September 30, 2005, the provision for loan losses was $210,000, a decrease of $60,000, or 22.2%, compared with $270,000 for the nine months ended September 30, 2004. The decrease in the provision is attributable to the consistency in the high quality of the loan portfolio.

The allowance for loans losses represented 0.91% of total loans at September 30, 2005, compared with 0.83% as of December 31, 2004 and 0.81% as of September 30, 2004. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of

September 30, 2005, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 19.

Other Income

For the three months ended September 30, 2005, other income was $1,430,000, an increase of $646,000, or 82.4%, compared with other income of $784,000 for the three months ended September 30, 2004. The increase was primarily due to an increase of $486,000 in gains from the sale of investment securities, which are $773,000 for the three months ended September 30, 2005 and $287,000 for the three months ended September 30, 2004.  Other income was positively impacted by increases of $77,000 in investment services, which was new offering as of October 2004, $35,000 in NSF fees, $31,000 in mortgage banking activities, which was a new offering as of June 2005, $23,000 in ATM fees and $16,000 in safe deposit box fees.

Other income for the nine months ended September 30, 2005 increased $430,000, or 15.0%, to $3,292,000 from $2,862,000 for the first nine months ended September 30, 2004. This increase was primarily due to a $142,000 increase in gains from the sale of investment securities and a $144,000 increase in investment services.  Other income was positively impacted by increases of $87,000 in NSF fees, $59,000 in ATM fees due to an increased surcharge fee as of July 2004, $31,000 in mortgage banking activities, $17,000 in safe deposit box fees and $16,000 in other service charges due to increased activity.

Other Expenses

Other expenses, which include salary, occupancy equipment, and all other expenses incidental to the operation of the Company, increased to $2,292,000 for the three months ended September 30, 2005 from $1,998,000 for the three months ended September 30, 2004.  The $294,000, or 14.7% increase was primarily due to increases in salary and benefits and accounting/consulting fees related to SOX 404 compliance.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $154,000, or 15.6%, to $1,140,000 for the three months ended September 30, 2005 from $986,000 for the three months ended September 30, 2004. The increase is primarily attributable to increased salary expenses of $109,000 and the associated benefit costs.

Occupancy and equipment expenses increased $25,000, or 9.7%, to $282,000 for the three months ended September 30, 2005 from $257,000 for the three months ended September 30, 2004. The increase is primarily due to the rent expense associated with a lease agreement entered into in June 2005 for a new office located on Eastern Boulevard, Hagerstown and to overall growth of the Company.

Other operating expenses during the three months ended September 30, 2005 increased $115,000 or 15.2% to $870,000 from $755,000 during the three months ended September 30, 2004.  The increase is primarily due to an increase of $123,000 in legal fees associated with corporate matters and an increase of $77,000 in accounting fees for SOX 404 compliance.

For the nine months ended September 30, 2005, total other expenses increased $424,000, or 7.0%, to $6,478,000 from $6,054,000 for the nine months ended September 30, 2004. The increase is the result of the Company’s growth, increases in legal and accounting fees, SOX 404 compliance costs, and expenses for a new office.

Salary expenses and related employee benefits were $3,308,000 for the nine months ended September 30, 2005, an increase of $254,000, or 8.3%, compared with $3,054,000 for the nine months ended September 30, 2004. The increase is primarily attributable to increased salary expenses of $169,000, or 7.7%, and the associated benefit costs.

Occupancy and equipment expenses for the nine months ended September 30, 2005 increased to $840,000 from $759,000 for the nine months ended September 30, 2004. The increase of $81,000, or 10.7%, is primarily due to an increase of $40,000 rent expense associated with a new office on Eastern Boulevard, Hagerstown.  Occupancy and equipment expenses were also negatively impacted by increases of $8,000 in real estate taxes and $5,000 in building depreciation costs.

Other operating expenses increased $89,000, or 4.0%, to $2,330,000 for the nine months ended September 30, 2005 from $2,241,000 for the nine months ended September 30, 2004. This increase was primarily the result of accounting fees increasing $126,000 due to SOX 404 compliance, legal fees increasing $82,000 and a $48,000 increase of donation expense.  Other expenses increasing were $9,000 insurance expense, $8,000 dues and subscription expenses and $8,000 PA shares tax expense.  Offsetting the increased expenses were a $30,000 decrease in check losses and an $8,000 decrease of postage expense.

Income Taxes

Income tax expense was $553,000 for the three months ended September 30, 2005, an increase of $244,000, or 79.0%, compared with $309,000 for the three months ended September 30, 2004. The increased tax expense is due to achieving a higher level of net income.

For the nine months ended September 30, 2005, the tax provision was $1,345,000 compared with $1,047,000 for the nine months ended September 30, 2004. This increase of $298,000, or 28.5%, is the result of achieving a higher level of pre-tax net income coupled with a lower amount of tax-exempt income.  The effective tax rate was 27.2% for 2005 and 26.1% for 2004.

Net Income

Net income for the three months ended September 30, 2005 was $1,452,000, an increase of $558,000, or 62.4%, compared with $894,000 for the three months ended September 30, 2004. The increase in net income is the result of increases of $420,000 in net interest income, $646,000 in other income, and a decrease of $30,000 in the provision for loan losses, offset by increases of $294,000 in other expenses and $244,000 in taxes. Basic and diluted earnings per share for the three months ended September 30, 2005 were $0.84 and $0.82 as compared with $0.52 and $0.51 for the three months ended September 30, 2004.

Net income for the nine months ended September 30, 2005 was $3,593,000, an increase of $634,000, or 21.4%, compared with $2,959,000 for the nine months ended September 30, 2004.  The increase in net income is the result of increases of $866,000 in net interest income, a decrease of $60,000 in the provision for loan losses, and an increase of $430,000 in other income, offset by increases of $424,000 in other expenses and $298,000 in taxes.  Factors contributing to the increased level of net income include increased interest income from the impact of rate increases and increased interest income from investment security growth, as well as the Bank’s efforts to manage its cost of funds.  Increased other income, derived from investment service fees, gains on sale of investments and increased customer service fees further enhanced net income.  Basic and diluted earnings per share for the nine months ended September 30, 2005 were $2.08 and $2.04 compared with $1.71 and $1.68 for the nine months ended September 30, 2004.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is comprised of securities that not only provide interest and dividend income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits. Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines.

Although the Company generally intends to hold its investment securities to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. Securities in the held to maturity category are accounted for at amortized cost. All securities held as of September 30, 2005 are classified as available for sale. The Company holds no trading securities in its portfolio.  The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions.  Equity investments are accounted for at fair market value.  The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at September 30, 2005 was $85,593,000, compared to $62,871,000 at December 31, 2004, an increase of $22,722,000, or 36.1%.  The increase is due primarily to the purchase of $ 15,000,000 short-term bank owned investments funded by a large money market deposit account open in June 2005 for an estate.

Bank Owned Securities

The bank owned securities portfolio at September 30, 2005 was $48,638,000, compared to $29,888,000 at December 31, 2004, an increase of $18,750,000, or 62.7%. The increase is attributable to June 2005 purchases of $15,000,000 available for sale securities maturing within nine to twelve months and July 2005 purchases of $5,000,000 available for sale securities maturing in late 2008 and 2009.

The carrying value of the available for sale portion of the portfolio at September 30, 2005 includes an unrealized gain of $1,084,000 (reflected as accumulated other comprehensive income of $715,000 in stockholders’ equity, net of a deferred income tax liability of $369,000). This compares with an unrealized gain at December 31, 2004 of $1,122,000 (reflected as accumulated other comprehensive income of $741,000 in stockholders’ equity, net of a deferred income tax liability of $381,000).

Holding Company Owned Securities

The holding company securities portfolio at September 30, 2005 was $36,955,000, compared to $32,983,000 at December 31, 2004, an increase of $3,972,000, or 12.0%.  The increase is attributable to the purchase of $4,903,000 equity securities plus $986,000 increase of unrealized gains less the sale of $1,917,000 equity securities.  Gain on sale of equity securities was $1,606,000.

The carrying value of the available for sale portion of the portfolio at September 30, 2005 includes an unrealized gain of $13,198,000 (reflected as accumulated other comprehensive income of $8,711,000 in stockholders’ equity, net of a deferred income tax liability of $4,487,000). This compares with an unrealized gain at December 31, 2004 of $12,212,000 (reflected as accumulated other comprehensive income of $8,060,000 in stockholders’ equity, net of a deferred income tax liability of $4,152,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $634,000, or 0.3%, to $230,103,000 at September 30, 2005 from $229,469,000 at December 31, 2004. Gross loans represented 90.0% of total deposits at September 30, 2005 as compared with 99.6% at December 31, 2004, since deposit growth has outpaced loan growth.  Loan growth thus far in 2005 was modest in mortgage loans, commercial loans and lines of credit.  Tax free loans at September 30, 2005 were $815,000, compared to $4,924,000 at December 31, 2004, a decrease of $4,109,000 or 83.4%.  The bank, in June 2005, began selling mortgage loans to Federal Home Loan Bank of Pittsburgh in order to offer long term fixed rate mortgages while managing long term interest rate risk.  At September 30, 2005 the bank had sold $6,194,000 mortgage loans to the Federal Home Loan Bank of Pittsburgh.

Credit Risk and Loan Quality

The Company continues to be prudent in its efforts to minimize credit risk. The Bank’s written lending policy requires underwriting, loan documentation and credit analysis standards to be met prior to the approval and funding of any loan. In accordance with that policy, the loan review process monitors the loan portfolio on an ongoing basis. The Credit Administration area and the accounting department then prepares an analysis of the allowance for loan losses which is then submitted to the Board of Directors for its assessment as to the adequacy of the allowance. The allowance for loan losses is an accumulation of expenses that has been charged against past and present earnings in anticipation of potential losses in the loan portfolio.

The allowance for loan losses at September 30, 2005 and December 31, 2004 was $2,103,000 and $1,902,000, respectively, compared to $1,836,000 at September 30, 2004. The increase in the allowance is attributable to the modest growth of the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk.  The allowance decreased during the nine months ended September 30, 2004 due to a commercial loan charge off of $ 233,000 in June 2004.  At September 30, 2005, the allowance for loan losses represented 0.91% of the gross loan portfolio, compared with 0.83% at December 31, 2004. This compares to 0.81% at September 30, 2004. At September 30, 2005, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 -“Analysis of Allowance for Loan Loss” -details the activity which occurred in the allowance over the first nine months of 2005 and 2004.

Table 1 -Analysis of Allowance for Loan Loss (1)

(in thousands)	2005	2004

Balance, January 1	$1,902	$1,863
Provision charged to operating expense	210	270
Charge-offs:
Commercial	0	(266)
Real Estate	0	0
Consumer	(53)	(82)
Total charge-offs	(53)	(348)

Recoveries:
Commercial	22	35
Real Estate	0	0
Consumer	22	16
Total Recoveries	44	51

Net charge-offs	(9)	(297)
Balance, September 30	$2,103	$1,836

Net charge-offs or recoveries to Average net loans	0.00%	0.14%

(1) Bank’s loan portfolio is entirely domestic

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank, the Officer’s Loan Committee and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank’s policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented and reasonable expectation of the collection of the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis presented to the Board of Directors. Management is not aware of any material potential loan problems that have not been disclosed in this report.

Table 2 -“Asset Quality Ratios” -summarizes pertinent asset quality ratios at September 30, 2005 and December 31, 2004.

Table 2 -Asset Quality Ratios

	9/30/05	12/31/04
Non-accrual loans/Total loans	0.00%	0.00%
Non-performing assets (1)/Total loans	0.14%	0.01%
Net charge offs/Average loans	0.00%	0.14%
Allowance/Total loans	0.91%	0.83%
Allowance/Non-accrual loans	N/A	N/A
Allowance/Non-performing loans (1)	661.32%	8,645.45%

(1) - Includes non-accrual loans

At September 30, 2005, the Company had other real estate owned (not used in operations) in the amount of $ 1,349,728, which was up from the $ 982,636 owned at December 31, 2004.  At September 30, 2005 and December 31, 2004, the Company had non-accrual loans in the amount of $ 0.0 and $ 9,000, respectively.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category.  The Company maintains a diversified loan portfolio, granting agribusiness, commercial, and residential loans to customers.  The majority of the Bank’s lending is made within its primary market area, which includes southern Franklin County, Pennsylvania and northern Washington County, Maryland.

Bank Owned Life Insurance

The Company has Bank Owned Life Insurance (“BOLI”) for certain officers, whereby the Bank is the owner and beneficiary of the policies. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI generates income from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This income is used to “fund” a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company’s Chief Executive Officer.

The Company had $6,071,000, $5,851,000 and $5,905,000 in BOLI as of September 30, 2005, September 30, 2004 and December 31, 2004. Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.  The Company also expects to collect future proceeds as the beneficiary of the policies.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at September 30, 2005 were $255,719,000, an increase of $25,429,000, or 11.0%, from total deposits of $230,290,000 at December 31, 2004. The increase in deposits included a money market account opened in June 2005 for an estate with an $11,300,000 balance on September 30, 2005.  The account is expected to close during the first quarter of 2006.  In addition, savings and interest bearing demand deposit accounts increased $11,144,000 from December 31, 2004 to September 30, 2005.  During the same nine months non-interest demand deposits increased $3,307,000 as a result of introducing free checking in 2005.  From December 2005 to March 2006 approximately $11,500,000 in a special 14-month time deposit product will mature.  Management has reviewed options to manage the funding of the bank and respond to the maturing time deposits.  The cost of deposits has increased due to the increased costs associated with attracting deposits at a time when short term interest rates are rising.  Higher rates impacted the cost of interest bearing deposits, which increased to 1.49% as of September 30, 2005 from 1.17% as of December 31, 2004 and 1.15% as of September 30, 2004.

Short-Term Borrowings

Short term borrowings at September 30, 2005 were $7,293,000, compared to $4,931,000 at December 31, 2004, an increase of $2,362,000, or 47.9%.  Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings.  Short term borrowings fluctuate daily to meet the liquidity needs of the Company.  The Company had short term sources of available borrowings in the amount of a $25,000,000 overnight line from the Federal Home Loan Bank of Pittsburgh and $10,100,000 from area banks.  As of August 31, 2005, the maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh is approximately $166,791,000, of which the $25,000,000 overnight line is part.

Long-Term Debt and Borrowing Capacity

There were $30 million outstanding in fixed rate term loans with the Federal Home Loan Bank of Pittsburgh at September 30, 2005, the same amount borrowed at December 31, 2004 and September 30, 2004.  The $30 million borrowing is comprised of the following fixed rate borrowings (in thousands):

Maturity	Loan Type	Amount	Rate
September 15, 2008	Convertible	$5,000	5.40%
November 20, 2008	Convertible	5,000	4.63%
November 24, 2008	Convertible	5,000	5.01%
April 6, 2011	Convertible	5,000	5.25%
November 27, 2012	Convertible	5,000	3.99%
May 7, 2018	Convertible	5,000	4.13%
	Total	$30,000	4.74%

The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $166,791,000 with the Federal Home Loan Bank of Pittsburgh, out of which $30 million represents fixed rate term loans, that were outstanding at September 30, 2005, and resulted in an unused borrowing capacity of $136,791,000.

Asset/Liability Management

The management of interest rate risk involves measuring and analyzing the maturity and repricing of interest-earning assets and interest bearing liabilities at specific points in time. The imbalance between interest-earning assets and interest bearing liabilities is commonly referred to as the interest rate gap. The interest rate gap is one measure of the risk inherent in the existing balance sheet as it relates to potential changes in net interest income. Maintaining an appropriate balance between interest-earning assets and interest bearing liabilities is a means of monitoring and possibly avoiding material fluctuations in the net interest margin during periods of changing interest rates.

The Company’s overall sensitivity to interest rate risk is low due to its non-complex balance sheet. The Company manages its balance sheet with the intent of stabilizing net interest income and net economic value under a broad range of interest rate environments. The Company has the ability to effect various strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans, mortgage loans and securities, increasing/ decreasing deposits via interest rate changes, borrowing from the Federal Home Loan Bank of Pittsburgh, and buying/selling securities. Adjustments to the mix of assets and liabilities are made periodically in an effort to give the Company dependable and steady growth in net interest income, while at the same time, managing the related risks.

Liquidity

Liquidity represents the Company’s ability to efficiently manage cash flows at reasonable rates to support possible commitments to borrowers or the demands of depositors. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $15,868,000 at September 30, 2005, compared to $10,241,000 at December 31, 2004. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2005, there were $69,416,000 in liquid securities as compared to $45,991,000 at December 31, 2004. Liquid securities increased by $23,425,000 since year end due to purchases exceeding sales, calls and maturity of investment securities, primarily the $ 15,000,000 in short term investments purchased in June 2005.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at September 30, 2005 were $255,719,000, compared to $230,290,000 at December 31, 2004. In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at September 30, 2005, is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at September 30, 2005 were $73,553,000, which consisted of $72,195,000 in unfunded commitments to existing loans and unfunded new loans and $1,358,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following table presents the risk-based and leverage capital amounts and ratios at September 30, 2005 for the Company and the Bank.

Table 3 - Capital Ratios

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$45,881	20.5%	>17,901	>8.0%	N/A	N/A

Bank	26,087	13.3%	>15,655	>8.0%	>19,569	>10.0%

Tier 1 capital/risk weighted assets:
Company	37,840	16.9%	>8,949	>4.0%	N/A	N/A

Bank	23,985	12.3%	>7,828	>4.0%	11,741	>6.0%

Tier 1 capital/average assets
Company	37,840	11.0%	>13,815	>4.0%	N/A	N/A

Bank	23,985	7.7%	>12,484	>4.0%	>15,605	>5.0%

These capital ratios continue to remain at levels which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on September 14, 2005, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.24 per share, payable on October 24, 2005 to all shareholders of record as of October 7, 2005. The payment of this quarterly cash dividend decreased retained earnings by $415,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of September 30, 2005.  Based on such evaluation, such officers have concluded that, as of September 30, 2005, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any changes in the Corporation’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the third quarter of 2005.

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company, after consulting with legal counsel, no legal proceedings are pending, which would have a material effect.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to Management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 2 – Unregistered Sales of Equity Securities and the Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 2005	None	N/A	None	11,585

August 2005	None	N/A	None	11,585

September 2005	1,000	43.50	1,000	10,585

Total	4,192	45.14	4,192	10,585

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable

Item 6 – Index to Exhibits

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of September 21, 2005, by and between Tower Bancorp, Inc. and FNB Financial Corporation (incorporated by reference to Exhibit 2.1 of Tower Bancorp, Inc.’s Form 8-K filed on September 22, 2005).

3.1	Articles of Incorporation of Tower Bancorp, Inc.

3.2	Bylaws of Tower Bancorp, Inc.

10.1	Change of Control Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by referenced to Exhibit 99.4 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

10.2	Change of Control Agreement of Franklin T. Klink, III dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

10.3	Change of Control Agreement of Donald G. Kunkle dated as of January 4, 2002 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

10.4	Change of Control Agreement of John H. McDowell, Sr. dated as of December 23, 1998 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 1998).

10.5	Tower Bancorp, Inc.’s 1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-4066 1)).

Exhibit	Description of Exhibit

10.6	Tower Bancorp, Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).

10.7

Supplemental Executive Retirement Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.3 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99	Report of Independent Accountants on Interim Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	November 14, 2005

/s/Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date:	November 14, 2005