Form 10-K
period 2005-12-31
TOWER BANCORP INC
filed 2006-03-13
CIK 740942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number:  0-12826

TOWER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1445946
State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Center Square, Greencastle, Pennsylvania	17225
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 597-2137

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, no Par Value	The Common Stock is not registered on any exchange.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2005, 1,727,292 shares of the registrant’s common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 76,351,800.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2005 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the 2006 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

TOWER BANCORP,INC.

FORM 10-K

Item 1. Business.

History and Business

Tower Bancorp, Inc. (“Tower”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Tower was organized on October 12, 1983, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring The First National Bank of Greencastle, Greencastle, Pennsylvania (“First”) and such other banks and bank related activities as are permitted by law and desirable. On June 1, 1984, Tower acquired 100% ownership of The First National Bank of Greencastle, issuing 159,753 shares of Tower’s common stock to the former First shareholders.

During 2001 Tower acquired 19,024 shares of its own common stock and sold 8,454 shares of treasury stock to First’s ESOP plan, and 1,374 shares to First executive officers as part of a stock option plan.

During 2002 Tower acquired 21,127 shares of its own common stock and sold 3,080 shares of treasury stock to First’s ESOP plan, 1,440 shares to First executive officers, and 2,108 shares to First directors as part of a stock option plan.

During 2003 Tower acquired 14,833 shares of its own common stock and sold 10,470 shares of treasury stock to First’s ESOP plan 1,623 shares to First executive officers, and 4,435 shares to First directors as part of a stock option plan.

During 2004 Tower acquired 20,436 shares of its own common stock and sold 6,376 shares of treasury stock to First’s ESOP plan and 1,703 shares to First executive officers as part of a stock option plan.

During 2005 Tower acquired 5,212 shares of its own common stock and sold 7,775 shares of treasury stock to First’s ESOP plan, and 3,838 shares of treasury stock to First executive officers and directors as part of a stock option plan.

Tower’s primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its ten branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg, Chambersburg (2), and Laurich, Pennsylvania, and Hagerstown, Maryland (2), as well as its main office in Greencastle, Pennsylvania. The day-to-day management of First is conducted by the subsidiary’s officers. Tower derives the majority of its current income from First.

Tower has no employees other than its four officers who are also employees of First, its subsidiary. On December 31, 2005, First had 91 full-time and 26 part-time employees.

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

First grants agribusiness, commercial, and residential loans to customers throughout the Cumberland Valley area. It maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes equipment and real estate. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 2 of the Annual Report to Shareholders).

In 2000, First entered into an affiliation agreement with Sentry Trust Company, a Pennsylvania Limited Purpose Bank, (Sentry) whereby Sentry acquired from First the right to service the trust accounts of First. Through this affiliation agreement, trust and other financial services are provided to First’s customers by Sentry.

As of December 31, 2005, First had total assets of approximately $ 318.0 million, total shareholders’ equity of approximately $ 25 million and total deposits of approximately $ 261 million.

Regulation and Supervision

Tower is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”), and is registered as such with the Board of Governors of the Federal Reserve System (“FRB”). As a registered bank holding company, the parent company is required to file with the FRB certain reports and information. Tower is also subject to examination by the FRB and is restricted in its acquisitions, certain of which are subject to approval by the FRB. In addition, the parent company would be required to obtain the approval of the Pennsylvania State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.

Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between Tower and its subsidiary, First. As an affiliate of First, Tower is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by First to its affiliates.

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

The primary supervisory authority of First is the Office of the Comptroller of the Currency (“OCC”), who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of First’s depositors.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 20 of the Notes to Financial Statements (Exhibit 13) for a discussion of the limitations on the availability of Tower’s subsidiary’s undistributed earnings for the payment of dividends due to such regulation and other reasons.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989(FIRREA) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation (“FDIC”) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. Tower currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.

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

In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. FDICIA contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions’ primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

FDICIA establishes five capital tiers, ranging from “well capitalized”, to “critically undercapitalized”. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company’s bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

Based on their respective regulatory capital ratios at December 31, 2005, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See “Capital Funds” in management’s discussion and analysis in Tower’s annual report as shown in Exhibit 13.

A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Other Federal Laws and Regulations

Our operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•                  Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                  Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

•                  USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes:  (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation’s common stock is registered with the SEC, it is currently subject to this Act.

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

References under the caption “Supervision and Regulation” to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Important Factors Relating to Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable, and are beyond the Corporation’s control. In addition, these conditions and policies can impact the Corporation’s customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact on the Corporation’s ability to maintain its revenue streams.

As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation’s ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.

As noted in “Supervision and Regulation”, the Corporation is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation’s profitability.

The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure.

As with any financial institution, the Corporation is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation’s services. Ultimately, the Corporation’s businesses and their success are dependent on the Corporation’s ability to attract and retain high quality employees.

Competition

First’s principal market area consists of the southern two thirds portion of Franklin County, Pennsylvania and the northcentral portion of Washington County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.

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

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q’s - quarterly reports; 10-K - annual report; 14A - annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation’s filings may be obtained through the SEC’s internet site at www.sec.gov or may be obtained free of charge upon written request furnished to:  Mr. Franklin T. Klink, III, CFO, Tower Bancorp, Inc., P. O. Box 8, Center Square, Greencastle, Pennsylvania 17225.

Item 1a. Risk Factors

An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related To The Corporation’s Business

The Corporation is subject to interest rate risk.

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation is subject to lending risk

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the Commonwealth of Pennsylvania and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2005, approximately 17% of the Corporation’s loan portfolio consisted of commercial and industrial loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2005, its allowance for loan losses totaled $ 2,129,000, representing 0.93% of its total loans.

Although the Corporation believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the relatively recent origination of many of these loans. The Corporation can give you no assurance that its non-performing loans will not increase or that its non-performing or delinquent loans will not adversely affect its future performance.

In addition, federal and state regulators periodically review the Corporation’s allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs. Any increase in its allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations and financial condition.

The Corporation is subject to environmental liability risk associated with lending activities

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Franklin County, Pennsylvania and Washington County, Maryland area. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

Competition from other financial institutions may adversely affect the Corporation’s profitability.

The Corporation’s banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of the Corporation’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more convenient branch locations. These competitors may offer higher interest rates than the Corporation, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Corporation’s ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

The Corporation’s banking subsidiary also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over the Corporation’s banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

The Corporation is subject to extensive government regulation and supervision

The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Corporation’s controls and procedures may fail or be circumvented

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

New lines of business or new products and services may subject the corporation to additional risks

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

The Corporation’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits.

The Corporation is a bank holding company and its operations are conducted by its subsidiary. Its ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

The Corporation’s future acquisitions could dilute your ownership and may cause it to become more susceptible to adverse economic events.

The Corporation may use its common stock to acquire other companies or make investments in banks and other complementary businesses with its common stock in the future. The Corporation may issue additional shares of common stock to pay for future acquisitions, which would dilute your ownership interest in the Corporation. Future business acquisitions could be material to the Corporation, and the degree of success achieved in acquiring and integrating these businesses into the Corporation could have a material effect on the value of the Corporation’s common stock. In addition, any acquisition could require it to use substantial cash or other liquid assets or to incur debt. In those events, it could become more susceptible to economic downturns and competitive pressures.

The Corporation May Not Be Able To Attract and Retain Skilled People

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Corporation’s information systems may experience an interruption or breach in security

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation continually encounters technological change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

The Corporation is subject to claims and litigation pertaining to fiduciary responsibility

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the corporation’s business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Risks Associated With The Corporation’s Common Stock

The Corporation’s stock price can be volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•                  Actual or anticipated variations in quarterly results of operations.

•                  Recommendations by securities analysts.

•                  Operating and stock price performance of other companies that investors deem comparable to the Corporation.

•                  News reports relating to trends, concerns and other issues in the financial services industry.

•                  Perceptions in the marketplace regarding the Corporation and/or its competitors.

•                  New technology used, or services offered, by competitors.

•                  Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors.

•                  Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•                  Changes in government regulations.

•                  Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.

The trading volume in the Corporation’s common stock is less than that of other larger financial services companies

The Corporation’s common stock is listed for trading on OTCBB, and the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

An investment in the Corporation’s common stock is not an insured deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.

The Corporation’s Articles of Incorporation, By-Laws and Shareholders Rights Plan as well as certain banking laws may have an anti-takeover effect

Provisions of the Corporation’s articles of incorporation and by-laws, federal banking laws, including regulatory approval requirements, and the Corporation’s stock purchase rights plan could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.

Risks Associated With The Corporation’s Industry

Future governmental regulation and legislation could limit the Corporation’s future growth.

The Corporation is a registered bank holding company, and its subsidiary bank is a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). As a result, the Corporation is subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and eligible business activities for the Corporation, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to its ability to engage in new activities and to consummate additional acquisitions.

In addition, the Corporation is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. The Corporation cannot predict whether any of these changes may adversely and materially affect it. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Corporation’s activities that could have a material adverse effect on its business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases the Corporation’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

The earnings of financial services companies are significantly affected by general business and economic conditions

The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties

In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Corporation may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Corporation’s financial condition and results of operations.

Item 1b. Unresolved Staff Comments

None

Item 2. Properties.

First owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; Quincy, Pennsylvania; Waynesboro, Pennsylvania; 18233 Maugans Avenue, Hagerstown, Maryland; and Lincoln Way East, Chambersburg, Pennsylvania. In addition, First leases approximately 1,500 square feet in a building located at 11906 Buchanan Trail West, Mercersburg, Pennsylvania, 565 square feet located at 785 Fifth Avenue, Chambersburg, Pennsylvania, and 3,560 square feet located at 1101 Professional Court, Hagerstown, Maryland. Offices of the bank are located in each of these buildings.

Item 3. Legal Proceedings.

Tower is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Tower’s management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower’s operations or financial position.

Item 4. Submission of Matters to Vote of Security Holders.

None

Part II

Item 5. Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Tower’s common stock is not traded on a national securities exchange, but is traded on the OTCBB under the symbol TOBC. At December 31, 2005, the approximate number of shareholders of record was 994. The price ranges for Tower common stock set forth below are the approximate high and low bid prices obtained from brokers who make a market in the stock and do not reflect prices in actual transactions.

	Period	Dividends	Market Price
2005	1st Quarter	$.22	$43.75	–	$54.00
	2nd Quarter	.22	49.00	–	53.00
	3rd Quarter	.24	42.30	–	49.40
	4th Quarter	.24	43.25	–	48.00
2004	1st Quarter	$.20	$38.65	–	$43.00
	2nd Quarter	.20	40.10	–	43.00
	3rd Quarter	.22	40.05	–	42.00
	4th Quarter	.72	41.00	–	44.00

Item 6. Selected Financial Data

The selected five-year financial data on page 30 of the annual shareholders’ report for the year ended December 31, 2005 is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractural obligations of the Corporation as of December 31, 2005 are as follows:

	Payments due by period
(in thousands) Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$30,000	$0	$15,000	$0	$15,000
Operating lease obligations	1,447	138	213	192	904
Total	$31,447	$138	$15,213	$192	$15,904

All other information required by Item 7 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 35 through 49 of the annual shareholders report which is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth on pages 47 and 48 of the annual shareholders’ report for the year ended December 31, 2005 regarding quantitative and qualitative disclosures about market risk is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 4 through 33 of the annual shareholders report for the year ended December 31, 2005 attached to this Form 10-K as Exhibit 13 and and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders’ report are submitted herewith as follows.

Description of Statistical Information
Loan portfolio	24
Summary of loan loss experience	25
Nonaccrual, delinquent and impaired loans	26
Allocation of allowances for loan losses	27-28
Deposits and return on equity and assets	29
Consolidated summary of operations	30

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

The following table presents the loan portfolio at the end of each of the last five years:

(000 omitted)	2005	2004	2003	2002	2001

Commercial, financial & agricultural	$41,619	$40,257	$38,703	$32,422	$33,606

Real estate - Construction	2,556	6,793	7,156	7,246	6,029

Real estate - Mortgage	173,923	171,415	155,649	135,104	111,709

Installment & other personal loans (net of unearned income)	11,210	11,004	12,559	12,765	16,333

Total loans	$229,308	$229,469	$214,067	$187,537	$167,677

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

Years Ended December 31

(000 omitted)	2005	2004	2003	2002	2001

Average total loans outstanding (net of unearned income)	$228,848	$220,789	$198,599	$183,805	$158,570

Allowance for loan losses, beginning of period	1,902	1,864	1,632	1,577	1,586
Additions to provision for loan losses charged to operations	270	360	360	310	120
Loans charged off during the year Commercial	1	276	29	101	0
Real estate mortgage	0	0	0	0	0
Installment	95	106	162	205	192

Total charge- off’s	96	382	191	306	192

Recoveries of loans previously charged off:
Commercial	22	35	5	3	4
Installment	31	25	58	34	39
Mortgage	0	0	0	14	20

Total recoveries	53	60	63	51	63

Net loans charged off (recovered)	43	322	128	255	129

Allowance for loan losses, end of period	2,129	1,902	1,864	1,632	1,577

Ratio of net loans charged off (recovered) to average loans outstanding	.02%	.15%	.06%	.14%	.08%

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

(000 omitted)	2005	2004	2003	2002	2001

Nonaccrual loans	$44	$9	$540	$781	$64

Accrual loans:
Restructured	$0	$0	$0	$0	$0
30 - 89 days past due	299	155	432	386	802
90 days or more past due	59	13	178	188	734

Total accrual loans	$358	$168	$610	$574	$1,536

See Note 8 of the Notes to Consolidated Financial Statements (Exhibit 13) for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and disclosures of any impaired loans.

Management has not identified any significant problem loans in the accrual loan categories shown above.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

ALLOWANCE FOR LOAN LOSSES

The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

	December 31
	2005		2004
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(000 omitted)	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$474	18.2%	$453	17.5%
Real estate – Construction	0	1.1	0	3.0
Real estate – Mortgage	664	75.8	664	74.7
Installment	0	4.9	0	4.8
Unallocated	991	N/A	785	N/A
Total	$2,129	100.0%	$1,902	100.0%

	December 31
	2003		2002
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(000 omitted)	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$694	18.1%	$718	17.3%
Real estate – Construction	0	3.3	0	3.9
Real estate – Mortgage	664	72.7	664	72.1
Installment	0	5.9	0	6.7
Unallocated	506	N/A	250	N/A
Total	$1,864	100.0%	$1,632	100.0%

	December 31
	2001
		Percentage
		of Loans
		in Each
		Category
	Allowance	to Total
(000 omitted)	Amount	Loans
Commercial, financial and agricultural	$816	20.0%
Real estate – Construction	0	3.6
Real estate – Mortgage	650	66.6
Installment	0	9.7
Unallocated	111	N/A

Total	$1,577	100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

The average amounts of deposits are summarized below:

Years Ended December 31
(000 omitted)	2005	2004	2003

Demand deposits	$23,435	$19,386	$15,144
Interest bearing demand deposits	105,492	92,933	84,107
Savings deposits	30,936	28,787	25,702
Time deposits	84,308	75,463	72,307

Total deposits	$244,171	$216,569	$197,260

RETURN ON EQUITY AND ASSETS

(APPLYING DAILY AVERAGE BALANCES)

The following table presents a summary of significant earnings and capital ratios:

(000 omitted)	2005	2004	2003
Average assets	$333,467	$305,515	$274,972
Net income	$5,032	$4,723	$4,951
Average equity	$46,181	$42,033	$34,244
Cash dividends	$1,591	$2,311	$2,185
Return on assets	1.51%	1.55%	1.80%
Return on equity	10.90%	11.24%	14.46%
Dividend payout ratio	31.62%	48.90%	44.13%
Equity to asset ratio	13.85%	13.76%	13.01%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS

	Years Ended December 31
(000 omitted)	2005	2004	2003	2002	2001
Interest income	$16,494	$14,126	$14,350	$15,780	$16,510
Interest expense	5,152	4,011	4,267	5,252	6,988
Net interest income	11,342	10,115	10,083	10,528	9,522
Provision for loan Losses	270	360	360	310	120

Net interest income after provision for loan losses	11,072	9,755	9,723	10,218	9,402
Other income:
Investment services income	254	79	31	0	191
Service charges – Deposits	1,112	992	864	621	519
Other service charges, collection and exchange, charges, commission fees	722	559	431	390	305
Other operating income	2,714	2,961	3,479	2,316	2,088
Total other income	4,802	4,591	4,805	3,327	3,103

Income before operating expense	15,874	14,346	14,528	13,545	12,505
Operating expenses:
Salaries and employees benefits	4,474	4,078	3,901	3,558	3,211
Occupancy and equipment expense	1,886	1,702	1,594	1,575	1,627
Other operating expenses	2,455	2,154	2,261	1,796	2,030
Total operating Expenses	8,815	7,934	7,756	6,929	6,868

Income before income taxes	7,059	6,412	6,772	6,616	5,637
Income tax	2,027	1,689	1,821	1,763	1,636
Net income applicable to common stock	$5,032	$4,723	$4,951	$4,853	$4,001

Per share data:
Earnings per common share	$2.91	$2.73	$2.86	$2.79	$2.29
Cash dividend – common	$.92	$1.34	$1.26	$.84	$1.12
Average number of common shares	1,727,055	1,727,856	1,733,477	1,737,298	1,745,847

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9a. Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on such evaluation, such officers have concluded that, as of December 31, 2005, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

Management’s report on internal control over financial reporting and the attestation report of the Registered Public Accounting Firm are included in the annual shareholders’ report for the year ended December 31, 2005 attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect these controls during the fourth quarter of 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9b. Other Information

The Corporation had no other events that should have been disclosed on Form 8K that were not already disclosed on such form.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Corporation has adopted a Code of Ethics that applies to all Directors and Senior Managers (including its Chief Executive Officer and Chief Financial Officer). The Corporation’s Directors and Senior Management Code of Ethics is available on First National Bank of Greencastle’s website at http://www.fnbgc.com.

All other information required by Item 10 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 is incorporated by reference from Tower Bancorp, Inc.’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          (1) - List of Financial Statements

The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2005 attached to this Form 10-K as Exhibit 13, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2005 and 2004

Consolidated statements of income - Years ended December 31, 2005, 2004, and 2003

Consolidated statements of stockholders’ equity - Years ended December 31, 2005, 2004, and 2003

Consolidated statements of cash flows - Years ended December 31, 2005, 2004, and 2003

Notes to consolidated financial statements – December 31, 2005

(2)                                List of Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)                                Listing of Exhibits

(2)                               Plan of acquisition, reorganization, arrangement, liquidation or succession

(2.1)                      Agreement and Plan of Merger, dated as of September 21,2005, by and between Tower Bancorp, Inc. and FNB Financial Corporation as amended December 14, 2005 (incorporated by reference to Annex A of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485))

(2.2)                      Form of Voting Agreement between Tower Bancorp, Inc. and FNB Financial Corporation directors and certain officers re: Approval of Merger (incorporated by reference to Annex A of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485))

(3.1)                      Articles of Incorporation of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005

(3.2)                      Bylaws of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).

(10)                         Material contracts

(10.1)                Change of Control Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.4 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

(10.2)                Change of Control Agreement of Franklin T. Klink, III dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

(10.3)                Change of Control Agreement of Donald G. Kunkle dated as of January 4, 2002 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

(10.4)                Change of Control Agreement of John H. McDowell, Sr. dated as of December 23, 1998 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 1998).

(10.5)                Tower Bancorp, Inc.’s Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333- 40661)).

(10.6)                Tower Bancorp, Inc.’s Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).

(10.7)                Supplemental Executive Retirement Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.3 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

(10.8)                Form of Amendment and Restatement of the First National Bank of Greencastle Group Term Replacement Plan A (incorporated by reference to Exhibit 10.8 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

(10.9)                Form of Amendment and Restatement of the First National Bank of Greencastle Group Term Replacement Plan B (incorporated by reference to Exhibit 10.8 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

(10.10)          Form of Amendment and Restatement of the First National Bank of Greencastle Executive Bonus Agreement (incorporated by reference to Exhibit 10.8 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

(13)                         Annual report to security holders - filed herewith

(21)                         Subsidiaries of the registrant - filed herewith

(23.1)                Consent of independent registered public accounting firm – filed herewith

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
Jeff B. Shank,
President/CEO
(Principal Executive
Officer)

		By	/s/	Franklin T. Klink, III
Franklin T. Klink, III
Treasurer (Principal Financial
and Accounting Officer)

Dated:	March 10, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jeff B. Shank	President &
Jeff B. Shank	Director	March 10, 2006

/S/ Kermit G. Hicks	Chairman of the
Kermit G. Hicks	Board & Director	March 10, 2006

/S/Robert L. Pensinger	Vice Chairman of the
Robert L. Pensinger	Board & Director	March 10, 2006

/S/Frederic M. Frederick	Director	March 10, 2006
Frederic M. Frederick

/S/James H. Craig, Jr.	Director	March 10, 2006
James H. Craig, Jr.

/S/ Lois Easton	Director	March 10, 2006
Lois Easton

/S/ Mark E. Gayman	Director	March 10, 2005
Mark E. Gayman

Exhibit Index

Exhibit No.

13	Annual report to security holders

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002