Form 10-K/A
period 2005-12-31
TOWER BANCORP INC
filed 2006-05-01
CIK 740942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 to

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

EXPLANATORY NOTE

Tower Bancorp, Inc. (the “Company”) is filing this Form 10-K/A to amend Part II, Item 7 and Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K for the fiscal year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2006 (the “Form 10-K”), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.

As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

TOWER BANCORP,INC.

FORM 10-K

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractural obligations of the Corporation as of December 31, 2005 are as follows:

	Payments due by period
(in thousands) Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$30,000	$0	$15,000	$0	$15,000
Operating lease obligations	1,447	138	213	192	904
Total	$31,447	$138	$15,213	$192	$15904

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

INFORMATION AS TO NOMINEES, DIRECTORS AND EXECUTIVE OFFICERS

The following table contains certain information, as of April 14, 2006, with respect to current directors, nominees for director and certain officers of the corporation.

Name	Age	Principal Occupation for Past Five Years and Position Held with the Corporation and the Bank	Director Since Corp/Bank
Class A Directors
Mark E. Gayman	53	Owner - Gaymere Farms	2003/2003
James H. Craig, Jr.	72	Retired Dentist	1990/1990

Class B Directors
Jeff B. Shank	50	President of the Corporation and the Bank	1992/1992
Frederic M. Frederick	49	Partner in engineering firm of Frederick, Seibert & Associates, Inc.	2002/2002
Lois E. Easton	70	Retired Marketing Manager of the Bank	1996/1996

Class C Directors
Kermit G. Hicks	70	Chairman of the Board, Hicks Chevrolet, Inc.	1983/1969
Robert L. Pensinger	73	Retired Insurance Agent for State Farm	1987/1987

Audit Committee: The Audit Committee, of which all the members of the Board of Directors are members except Mr. Shank and Mr. Frederick, held 6 meetings during fiscal year 2005. The members of the Audit Committee are all independent under NASDAQ independence standards. The Audit Committee oversees the accounting and tax functions of the corporation, recommends to the Board the engagement of independent accountants for the year, reviews with management and the accountants the plan and scope of the audit engagement, reviews the annual financial statements of the corporation and any recommended changes or modifications to control procedures and accounting practices and policies, and monitors with management and the accountants the corporation’s system of internal controls and its accounting and reporting practices. The Audit Committee has adopted a charter.

We have no ‘audit committee financial expert.’  We believe the cost to retain a financial expert at this time is prohibitive. However, the Board of Directors believes that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. The committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

PRINCIPAL OFFICERS OF THE CORPORATION

The following table sets forth selected information, as of April 14, 2006, about the principal officers of the corporation, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.

Name And Office Held	Held Since	Bank Employee Since	Number Of Shares Beneficially Owned	Age as of April 14, 2006

Kermit G. Hicks	1983	(1)	34,325	70
Chairman of the Board

Jeff B. Shank	1991	1976	27,304	50
President and Chief Executive Officer

John H. McDowell, Sr.	1986	1977	15,247	56
Executive Vice President/Secretary

Donald G. Kunkle	1990	1987	16,017	57
Vice President

Franklin T. Klink, III	2001	2001	4,212	50
Vice President/Treasurer(2)

(1)          Mr. Hicks is not an employee of the bank.

(2)          Mr. Klink served as Senior Vice President/Controller and Corporate Secretary for Citizens National Bank of Southern Pennsylvania before joining the corporation.

Except as set forth in the footnotes to the table above, each of the principal officers of the corporation has been employed as an officer or employee of the bank for more than 5 years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the corporation’s officers and directors, and persons who own more than 10% of the registered class of the corporation’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

The corporation believes that during the period January 1, 2005 through December 31, 2005, its officers and directors were in compliance with all filing requirements applicable to them.

Item 11.             Executive Compensation

EXECUTIVE COMPENSATION

The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2005, 2004 and 2003 of those persons who were, as of December 31, 2005:

•                                          the Chief Executive Officer, and

•                                          the other most highly compensated Executive Officer of the corporation to the extent that the person’s total annual salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Options SARs (#)(1)	Payouts ($)	All Other Compensation ($)(1)(2)
Jeff B. Shank	2005	144,000	14,128	—	—	681	—	68,950
President/CEO	2004	139,000	3,194	—	—	774	—	72,421
	2003	134,000	13,742	—	—	812	—	70,140

John H. McDowell, Sr.	2005	105,000	9,395	—	—	545	—	27,624
Executive Vice President	2004	97,800	1,909	—	—	619	—	27,772
	2003	95,000	9,107	—	—	487	—	28,033

(1)          Includes ESOP, profit sharing, pension plan contributions, deferred salary, and earnings on deferred salary.

(2)          Includes $21,161 of accrued benefit expense and $300 of associated service fees in 2003 and $22,947 of accrued benefit expense and $300 of associated service fees in 2004 and $24,729 of accrued benefit expense and $300 of associated service fees in 2005 in connection with a supplemental executive retirement plan obtained by the bank on behalf of Mr. Shank.

Options Grants and Fiscal Year-End Values

The following table shows all grants in 2005 of stock options to the Executive Officers named in the summary compensation table above, adjusted to reflect stock dividends.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/SARs Granted (#) (1)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)
Jeff B. Shank	681	45%	$1/sh	None	$29,368
President and CEO

John H. McDowell, Sr.	545	36%	$1/sh	None	$23,503
Executive Vice President

(1)          All options were granted on January 12, 2005, and became exercisable on the same day with no vesting schedule or expiration date.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY- End(#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at FY End($) Exercisable/Unexercisable
Jeff B. Shank	681	$32,505	0/0	0/0
President/CEO

John H. McDowell, Sr.	545	$25,944	0/0	0/0
Executive Vice President

The First National Bank of Greencastle is the wholly-owned operating subsidiary of Tower Bancorp, Inc. As such, our benefit plans are principally organized at the bank level, as described below.

Non Qualified Stock Option Plan

The corporation maintains a non-qualified stock option plan that was adopted by the Board of Directors in March 1995. The purpose of the stock incentive plan is to advance the development, growth and financial condition of the corporation and its subsidiaries by providing incentives through participation in the appreciation of capital stock of the corporation in order to secure, retain and motivate personnel responsible for the operation and management of the corporation and its subsidiaries.

The Board of Directors administers the stock incentive plan. The persons eligible to receive awards under the stock incentive plan are key officers and other management employees of the corporation and its subsidiaries as determined by the Board.

The corporation granted 1,498 options under this plan during 2005. There were 1,498 options exercised during 2005. At December 31, 2005, 39,453 shares, reflecting adjustment for stock dividends, remained available for future grants under the non-qualified stock option plan.

Stock Option Plan for Outside Directors

The corporation maintains a stock option plan that was adopted by the Board of Directors in March 1996. The purpose of the stock option plan is to advance the development, growth and financial condition of the corporation and its subsidiaries; to secure, retain and motivate non-employee directors, and to align the interest of non-employee directors with the interests of shareholders, including the interest in the appreciation of the corporation’s stock.

The corporation granted 4,086 options under this plan during 2005. There were 2,040 options exercised during 2005. At December 31, 2005, 62,771 shares, reflecting adjustment for stock dividends, remained available for future grants under the stock option plan for outside directors.

Profit Sharing Plan

The bank maintains a profit-sharing plan that generally covers all employees who have completed one year of service and attained the age of 20. Contributions to the plan are based on bank performance as a percentage of equity and are computed as a percentage of the participant’s total earnings. The payment of benefits to participants is made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations during 2005 amounted to $229,900.

Employee Stock Ownership Plan

The bank maintains an Employee Stock Ownership Plan that generally covers all employees who have completed one year of service and attained the age of 20. Contributions to the plan are based on bank performance as a percentage of equity and are computed as a percentage of the participants’ total earnings. The payment of benefits to participants is made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations during 2005 amounted to $137,224.

Cash Bonus Plan

In addition to contributions to the Employee Stock Ownership Plan and the Profit Sharing Plan, the bank desires to return a portion of its profit to its employees in the form of a quarterly cash bonus. To be eligible, an employee must work 2 full quarters, work at least 250 hours, and be employed on the last day of the quarter. After meeting this criteria, employees may receive any applicable bonus for the last quarter they worked. The Board of Directors determine the cash bonus each quarter.

The quarterly earnings of any eligible employee will be used for the calculation of the cash bonus. Cash bonuses are considered compensation for tax purposes and are taxed accordingly. All full-time and part-time employees of the bank are eligible for the cash bonus. The plan was established in 2000. The bank paid $153,286 during 2005 pursuant to the terms of the plan.

Insurance

The bank maintains executive bonus agreements and group term replacement plans for certain key executives and certain members of its board of directors including Messrs. Shank, McDowell, and Kunkle designated by the executive committee of the board of directors. This plan provides payments after retirement, which provides certain life insurance benefits. The deferred payments will be paid from the general funds of the Bank; however, the bank purchases and is the beneficiary of insurance on the lives of participants, the proceeds of which are used to help recover the net after-tax cost of the benefits and insurance premiums paid. Premiums may also be offset by borrowing against the cash values of the insurance policies. At December 31, 2005, these policies had a net accumulated cash value of $744,098. The cost of the insurance premiums in 2005 was $30,004.

Supplemental Executive Retirement Plan Agreement

In 2002, the corporation implemented a Supplemental Executive Retirement Plan (“SERP”) covering Jeff B. Shank. The SERP provides for salary continuation in certain circumstances.

If a change of control of the corporation occurs or Mr. Shank terminates his employment on or after the retirement age of 65, the bank will pay Mr. Shank $75,000 per year. The benefit will be paid monthly, commencing on the first day of the month following Mr. Shank’s 65th birthday and continuing for 20 years.

If no change of control has occurred and Mr. Shank’s employment is terminated before the retirement age of 65 due to voluntary termination by Mr. Shank, non-renewal of his change of control agreement, or for reasons other than cause, the bank pays Mr. Shank an accrued amount of benefit, as of the date of termination. This benefit is paid monthly, commencing on the first day of the month following Mr. Shank’s 65th birthday and continuing for 20 years.

If Mr. Shank dies while he is actively employed at the bank and before reaching age 65, his beneficiary receives a scheduled death benefit that depends on the plan year in which Mr. Shank dies. If Mr. Shank dies after reaching age 65 or following a change of control, but before receiving any lifetime benefits, his beneficiary receives a designated death benefit. If he has received lifetime benefits, his estate or beneficiary will continue to receive lifetime benefits.

If the bank terminates Mr. Shank’s employment for cause, he forfeits the benefits provided under the SERP. In addition, if Mr. Shank violates the restrictive covenant contained in the SERP, he forfeits his right to any further benefits under the SERP.

Change of Control Agreements

In 2002, the corporation and the bank entered into a Change of Control Agreement with Jeff B. Shank, President and Chief Executive Officer of the corporation and of the bank. The agreement provides certain benefits to Mr. Shank in the event of a change of control, as more fully described below.

In the event that the corporation and the bank undergo a change of control, as defined in the agreement, Mr. Shank’s agreement provides that it shall automatically become an employment agreement, binding on any acquirer of the corporation and the bank. Once triggered by a change of control, the agreement has a 3-year term from the date of the change of control and provides for an automatic renewal for an additional 12-month period annually, unless terminated as provided in the agreement. The agreement provides that Mr. Shank continue his duties as President and Chief Executive Officer of the corporation and of the bank and remain a member of the respective Boards of Directors. The agreement restricts Mr. Shank’s ability to gain other employment during the term of the agreement.

The agreement provides that, immediately following the change of control, Mr. Shank is entitled to an annual direct salary of at least the median salary for peer group financial institutions, as set forth in L.R. Webber Associates, Inc. Annual Salary Survey for the calendar year immediately preceding the change of control. In no event, shall Mr. Shank’s salary, pursuant to the agreement, be less than his actual salary for the calendar year during which the change of control occurred. Mr. Shank’s annual direct salary after the change of control is subject to annual review, but, in no event, may the salary be reduced below the initial direct salary level set forth in the agreement. The agreement also provides that Mr. Shank is eligible to receive periodic bonuses at the discretion of the respective Boards of Directors of the corporation and of the bank, all in accordance with the bonus programs in place immediately prior to the change of control. The agreement also provides that Mr. Shank is entitled to director’s fees and certain fringe benefits, vacation, reimbursement of business expenses and perquisites.

If, following a change of control, Mr. Shank is discharged or resigns for good reason, as defined in the agreement, he is entitled to a lump sum payment equal to 2.99 times his base amount, as defined in the agreement, plus certain benefits.

McDowell, Klink and Kunkle Change of Control Agreements

Tower and The First National Bank of Greencastle entered into a Change of Control Agreement with John H. McDowell, Sr., Franklin T. Klink, III, and Donald G. Kunkle. The agreements provide certain benefits to Messrs. McDowell, Klink and Kunkle in the event of a change of control, as more fully described below.

In the event that the corporation and the bank undergo a change of control, as defined in the agreements, the agreements provide that certain severance benefits will be paid to each officer. The benefits were granted in order to recognize their past and present service and to provide incentive for their continued valued service. Each agreement continues until either party gives the other written notice of termination of employment with, or without cause. The agreements are not intended to affect their employment status in the absence of a change of control. In the event of a change of control, and the severance benefit is triggered, Mr. McDowell will be entitled to receive payment of two times his current annual direct salary and Messrs. Klink and Kunkle will be each entitled to receive payment of one times his current annual direct salary. Payments will be made in 24 equal monthly installments.

Compensation of Directors

During 2005, the corporation’s Board of Directors held 11 meetings. The corporation’s directors received no compensation for attendance at board or committee meetings. During 2005, the bank’s Board of Directors held 31 meetings. Directors received $300 for each meeting they attended. Each director is permitted 4 absences each year, and will not receive the $300 meeting fee for any meeting missed in excess of 4 meetings per year. In addition, each director received a fee of $4,000 per year, payable in installments of $1,000 each quarter. The Chairman of the Board received $1,750 per quarter. Other than the supplemental insurance plan described below, there are no other special arrangements with any directors. In 2005, the Board of Directors of the bank received $82,800, in the aggregate, for all Board of Directors meetings attended and all fees paid.

The bank maintains a supplemental insurance plan for directors pursuant to which a director may elect to defer receipt of a portion of fees for Board meetings for at least 4 years or until he reaches age 65, whichever is later. An amount equal to fees waived in addition to interest at an annual rate of 10% per year will be paid to each participating director or his designated beneficiary during a period of 10 years after the director reaches age 65. Fees and interest paid by the bank will be recovered through insurance policies on the lives of participating directors. Funds from the deferred fees of a participating director will be used to reimburse the bank for the costs of the premium for the insurance policies. The cost of the insurance premiums in 2005 was $19,790.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of the corporation is responsible for the governance of the corporation and the bank. In fulfilling its fiduciary duties, the Board of Directors acts in the best interests of the corporation’s shareholders, customers and the communities served by the corporation and the bank. To accomplish the strategic goals and objectives of the corporation, the Board of Directors engages competent persons who undertake to accomplish these objectives with integrity and in a cost-effective manner. The compensation of these individuals is part of the Board of Directors’ fulfillment of its duties to accomplish the corporation’s strategic mission. The bank provides compensation to the employees of the corporation and the bank.

The fundamental philosophy of the corporation’s and the bank’s compensation program is to offer competitive compensation opportunities for all employees based on the individual’s contribution and personal performance. The objectives of the compensation program are to establish a fair compensation policy to govern executive officers’ base salaries and incentive plans to attract and motivate competent, dedicated, and ambitious managers whose efforts will enhance the products and services of the corporation, the results of which will be improved profitability, increased dividends to our shareholders and subsequent appreciation in the market value of our shares.

Annually, the Board of Directors reviews and approves the compensation of the corporation’s and the bank’s top executives. As a guideline for review in determining base salaries, the committee uses, among other things, information set forth in the L.R. Webber Salary Survey. The performance graph uses a different Peer Group, including only Pennsylvania bank holding companies not quoted on the NASDAQ because of common industry issues and competition for the same executive talent group.

Chief Executive Officer

The Board of Directors determined that the Chief Executive Officer’s 2005 compensation of $144,000, a 3.6% increase in aggregate compensation over the 2004 fiscal year, was appropriate. There is no direct correlation between the Chief Executive Officer’s compensation, the Chief Executive Officer’s increase in compensation and any of the above information, nor is there any weight given by the Board of Directors to any of the above specific individual criterion. The increase in the Chief Executive Officer’s compensation is based on the Board’s subjective determination after review of all information, including the above, that it deems relevant.

Executive Officers

The Board of Directors increased the compensation of the corporation’s and the bank’s executive officers by 4.5% over 2004 compensation. Compensation increases were determined by the Board based on its subjective analysis of the individual’s contribution to the corporation’s strategic goals and objectives. In determining whether strategic goals have been achieved, the Board of Directors considers, among numerous factors, the corporation’s performance as measured by earnings, revenues, return on assets, return on equity, market share, total assets and non-performing loans. Although the performance and increases in compensation were measured, in light of these factors, there is no direct correlation between any specific criterion and the employee’s compensation, nor is there any specific weight provided to any such criteria in the Board’s analysis. The determination by the Board is subjective after review of all information, including the above, it deems relevant.

In addition to base salary, executive officers of the corporation and the bank may participate in the Profit Sharing Plan, Cash Bonus Plan and the Employee Stock Ownership Plan.

Total compensation opportunities available to the employees of the corporation and the bank are influenced by general labor market conditions, the specific responsibilities of the individual, and the individual’s contributions to the corporation’s success. The corporation reviews individuals annually on a calendar year basis. The corporation strives to offer compensation that is competitive with that offered by employers of comparable size in our industry. Through these compensation policies, the corporation strives to meet its strategic goals and objectives to its constituencies and provide compensation that is fair and meaningful to its employees.

The foregoing report has been furnished by the Board of Directors.

James H. Craig, Jr.	Lois E. Easton	Frederic M. Frederick
Mark E. Gayman	Kermit G. Hicks	Robert L. Pensinger
Jeff B. Shank

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Jeff B. Shank, President and Chief Executive Officer of the corporation, is a member of the Board of Directors. Mr. Shank makes recommendations to the Board of Directors regarding compensation for employees. Mr. Shank does not participate in conducting his own review. The entire Board of Directors votes to establish the corporation’s compensation policies.

SHAREHOLDER RETURN PERFORMANCE GRAPH

A line graph is set forth below. The graph compares the yearly change in the cumulative total shareholder return on the corporation’s common stock against the cumulative total return of the NASDAQ Composite and the Peer Group Index for the period of five fiscal years commencing January 1, 2001 and ended December 31, 2005. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Tower Bancorp Incorporated	100.00	129.24	163.55	227.46	254.00	284.25
NASDAQ Composite	100.00	79.18	54.44	82.09	89.59	91.54
Mid-Atlantic Custom Peer Group*	100.00	118.58	149.09	200.81	225.74	222.32

*  Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL BENEFICIAL OWNERS OF THE CORPORATION’S STOCK

Principal Holders

The following table shows, to the best of our knowledge, those persons or entities, who owned of record or beneficially, on April 14, 2006, more than 5% of the corporation’s outstanding common stock.

Beneficial ownership of the corporation’s common stock was determined by referring to Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•                                          Voting power, which includes power to vote or to direct the voting of the stock; or

•                                          Investment power, which includes the power to dispose or direct the disposition of the stock; or

•                                          The right to acquire beneficial ownership within 60 days after April 14, 2006.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
First National Bank of Greencastle	95,321(1)	5.50%
Employees’ Stock Ownership Plan
Center Square
Greencastle, Pennsylvania 17225

(1)          Shares held for the account of plan participants are voted by the Plan Trustee in accordance with the instructions given by the individual participants. The Plan Trustee does not share voting power with the participants.

Beneficial Ownership by Officers, Directors and Nominees

The following table sets forth, as of April 14, 2006, and from information supplied by the respective persons, the amount and the percentage, if over 1%, of the common stock of the corporation beneficially owned by each director, each nominee for director and all officers and directors of the corporation as a group. Unless otherwise noted, shares are held directly by the respective individual. The shares beneficially owned include stock dividends paid by the corporation.

The securities “Beneficially Owned” by an individual are determined in accordance with the definition of “Beneficial Ownership” set forth in the general rules and regulations of the Securities and Exchange Commission and may include securities owned by or for the individual’s spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days after April 14, 2006. Beneficial ownership may be disclaimed as to certain of the securities.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership	Percent of Class(8)

Class A Directors
Mark E. Gayman	3,699 (1)	—
James H. Craig, Jr.	11,496 (2)	—

Class B Directors
Jeff B. Shank	27,304 (3)	1.55%
Frederic M. Frederick	3,167 (4)	—
Lois E. Easton	12,626 (5)	—

Class C Directors
Kermit G. Hicks	34,325 (6)	1.94%
Robert L. Pensinger	12,926 (7)	—

All Officers, Directors and Nominees as a Group (10 persons)	141,019	7.98%

(1)          Includes 494 shares held by Mr. Gayman’s spouse and 362 shares held by each of his two children. Shares and percent include 1,455 shares subject to vested options.

(2)          Shares and percent include 6,604 shares subject to vested options.

(3)          Includes 14,891 shares held jointly with his spouse, 200 shares held by each of his two children and 11,713 shares held by the ESOP that are allocated to Mr. Shank’s account and over which he exercises investment control. Shares and percent include 300 shares subject to vested options.

(4)          Includes 1,412 shares held jointly with his spouse and 100 shares held by each of his three children. Shares and percent include 1,455 shares subject to vested options.

(5)          Includes 310 shares held by Ms. Easton’s spouse. Shares and percent include 6,604 shares subject to vested options.

(6)          Includes 8,252 shares held by Mr. Hicks’ spouse and 792 shares held in the Hicks Chevrolet, Inc. Profit Sharing Plan. Shares and percent include 6,604 shares subject to vested options.

(7)          Includes 2,078 shares held jointly with Mr. Pensinger’s spouse. Shares and percent include 6,604 shares subject to vested options.

(8)          The percent of class assumes all outstanding options issued to the directors and officers have been exercised and, therefore, on a pro forma basis, 1,766,448 shares of common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted by the corporation to participants in equity compensation plans, not approved by shareholders, as well as the number of securities remaining available for future issuance under these plans.

EQUITY COMPENSATION PLANS

	(A) (#)	(B) ($)	(C) (#)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Non-Qualified Stock Option Plan	-0-	N/A	39,453

Stock Option Plan for Outside Directors	30,006	29.00	62,771

Item 13.          Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

With the exceptions noted below, there have been no material transactions between the corporation and the bank, nor any material transactions proposed, with any director or executive officer of the corporation and the bank, or any associate or any of the foregoing persons. The corporation and the bank have had and intend to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the corporation and the bank and their associates on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. Total loans outstanding from the bank at December 31, 2005, to the corporation’s and bank’s officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $2,071,000 or approximately 4.3% of total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 14.          Principal Accountant Fees and Services

Aggregate fees billed to the company by Smith Elliott Kearns & Company, LLC for services rendered are presented below:

Year Ended December 31	2005	2004
Audit Fees	$50,275	$34,376
Audit Related Fees	29,902	7,275
Tax Fees	7,025	3,850
All Other Fees	$16,270	$16,530

Audit Fees include fees billed for professional services rendered for the audit of annual financial statement and fees billed for the review of financial statements included in the company’s Forms 10-Q and 10-K or services that are normally provided by Smith Elliott Kearns & Company, LLC in connection with statutory and regulatory filings or engagements.

Audit Related Fees include fees billed for assurance and related services by Smith Elliott Kearns & Company, LLC that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under the Audit Fees section of the table above. These include fees for services related to merger consulting and due diligence.

Tax Fees include fees billed for professional services rendered by Smith Elliott Kearns & Company, LLC for tax compliance, tax advice, tax planning. These services include preparation of federal and state tax returns.

All Other Fees include fees billed for products and services provided by Smith Elliott Kearns & Company, LLC, other than the services reported under the Audit Fees, Audit Related Fees, or Tax Fees sections of the table above. These include fees for services related to the bank’s employee benefit programs.

The Audit Committee has considered whether, and determined that, the provision of the non-audit services are compatible with maintaining Smith Elliott Kearns & Company’s independence.

These non-audit services were approved by the Board of Directors prior to the rendering of such services after due consideration of the effect of the performance thereof on the independence of the accountants. The corporation’s Board of Directors approved these services and reviewed the nature and expense associated with the services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) - List of Financial Statements – Incorporated by reference from Form 10-K.

(2) List of Financial Statement Schedules – Incorporated by reference from Form 10-K.

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

(13)	Annual report to security holders - filed herewith

(21)	Subsidiaries of the registrant *

(23.1)	Consent of independent registered public accounting firm - filed herewith

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

* Filed as an exhibit to the registrant’s Annual Report on Form 10-K as of December 31, 2005.

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

Dated: April 28, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jeff B. Shank	President & Director	April 28, 2006
Jeff B. Shank

/S/ Kermit G. Hicks	Chairman of the Board	April 28, 2006
Kermit G. Hicks	& Director

/S/Robert L. Pensinger	Vice Chairman of the Board	April 28, 2006
Robert L. Pensinger	& Director

/S/Frederic M. Frederick	Director	April 28, 2006
Frederic M. Frederick

/S/James H. Craig, Jr.	Director	April 28, 2006
James H. Craig, Jr.

/S/ Lois E. Easton	Director	April 28, 2006
Lois E. Easton

/S/ Mark E. Gayman	Director	April 28, 2006
Mark E. Gayman

Exhibit Index

Exhibit No.

13	Annual Report to security holders

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002