Form 10-Q
period 2006-03-31
TOWER BANCORP INC
filed 2006-05-10
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

Commission file number:  0-12826

TOWER BANCORP INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania	25-1445946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Center Square
Greencastle, Pennsylvania	17225
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,732,419 shares of common stock outstanding at March 31, 2006

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited) *

	(000 Omitted)
ASSETS
Cash and due from banks	$9,596	$11,744
Federal funds sold	11,405	10,093
Interest bearing balances with banks	97	3,083
Investment securities available for sale	79,330	83,157
Restricted bank stock	2,166	2,177
Loans	228,265	229,308
Less: reserve for possible loan losses	(2,202)	(2,129)
Bank premises, equipment, furniture and fixtures	6,856	5,855
Accrued interest receivable	1,223	1,103
Cash surrender value of life insurance	7,465	7,387
Other assets	1,324	445
Total assets	$345,525	$352,223

LIABILITIES AND CAPITAL
Deposits in domestic offices:
Demand	$28,087	$29,162
Savings	132,518	144,952
Time	90,163	87,064
Liabilities for borrowed money	36,077	35,516
Accrued interest payable	391	364
Other liabilities	7,896	6,776
Total liabilities	295,132	303,834

EQUITY CAPITAL
Capital stock, common, authorized 5,000,000 shares; 1,780,100 shares issued	2,225	2,225
Additional paid-in capital	6,871	6,760
Retained earnings	32,447	31,618
Accumulated other comprehensive income	10,489	9,557
Less: cost of treasury stock; 2006 - 47,681 shares; 2005 - 52,008 shares	(1,639)	(1,771)
Total equity capital	50,393	48,389

Total liabilities and capital	$345,525	$352,223

*      Condensed from audited financial statements.

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
	(000 Omitted)
Interest Income
Interest & fees on loans	$3,812	$3,208
Interest on investment securities available for sale	688	503
Interest on deposits with banks	142	14
Total interest & dividend income	4,642	3,725
Interest Expense
Interest on deposits	1,092	656
Interest on borrowed money	481	417
Total interest expense	1,573	1,073

Net interest income	3,069	2,652

Provision for loan losses	60	90

Net interest income after provision for loan losses	3,009	2,562

Other Income
Investment service income	108	62
Service charges on deposit accounts	280	232
Other service charges	197	133
Other operating income	75	14
Investment securities gains (losses)	414	198
Total other income	1,074	639

Other Expense
Salaries, wages and other benefits	1,336	1,107
Occupancy and equipment expense	549	460
Other operating expenses	576	409
Total other expenses	2,461	1,976

Income before taxes	1,622	1,225
Applicable income taxes	412	308
Net income	$1,210	$917

Earnings per share:
Basic earnings per share	$0.70	$0.53
Weighted average shares outstanding	$1,728,715	$1,725,644
Diluted earnings per share	$0.69	$0.52
Weighted average shares outstanding	$1,762,611	$1,757,100

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
	(000 Omitted)

Net income	$1,210	$917

Other comprehensive income:
Unrealized holding gains (losses), net of tax	932	172

Comprehensive income	$2,142	$1,089

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(UNAUDITED)

	2006	2005
	(000 Omitted)
Cash flows from operating activities:
Net income	$1,210	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	99
Provision for loan losses	60	90
Granting of stock options	108	0
(Gain) on sale of investment securities	(414)	(198)
(Increase) in cash surrender value of life insurance	(78)	(93)
(Increase) decrease in other assets	(879)	(196)
(Increase) decrease in interest receivable	(120)	(91)
(Decrease) increase in interest payable	27	13
Increase (decrease) in other liabilities	640	(184)
Net cash provided by operating activities	658	357

Cash flows from investing activities:
Loans (net)	1,056	1,251
Purchases of bank premises, equipment, furniture and fixtures	(1,105)	(91)
Interest bearing balances with banks	2,986	0
Purchases of available for sale securities	(6,069)	(1,201)
Maturities/sales of available for sale securities	11,756	1,849
Redemption (purchase) of restricted bank stock	11	(311)
Net cash provided(used) by investing activities	8,635	1,497

Cash flows from financing activities:
Net increase (decrease) in deposits	(10,410)	2,463
Cash dividends paid	(415)	(1,242)
Purchase of treasury stock	(68)	(146)
Debt (net)	561	584
Proceeds from sale of capital stock	203	244
Net cash provided (used) by financing activities	(10,129)	1,903

Net increase (decrease) in cash and cash equivalents	(836)	3,757

Cash and cash equivalents at beginning of year	21,837	10,045

Cash and cash equivalents at end of period	$21,001	$13,802

Cash and cash equivalents consists of:
Cash and due from banks	$9,596	$10,332
Federal funds sold	11,405	3,470
Total cash and cash equivalents	$21,001	$13,802

The accompanying notes are an integral part of these

condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Note 1.                                                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of March 31, 2006 and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005. Information presented at December 31, 2005 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.                                                          Income Taxes

Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

Note 3.                                                          Commitments

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the bank does not anticipate any losses as a result of these transactions.

Note 4.                                                          Entry into a Material Definitive Agreement/Subsequent Event

On September 21, 2005, Tower Bancorp, Inc. (OTC BB: TOBC-OB)(“Tower”), parent company of The First National Bank of Greencastle and FNB Financial Corporation (OTC BB: FNBBD-OB)(“FNB”), parent company of The First National Bank of McConnellsburg signed a definitive agreement to combine their companies.

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

The transaction has received shareholder approvals by Tower and FNB shareholders and on May 5, 2006 received final regulatory approval. The transaction is expected to close with an effective date of June 1, 2006.

Note 5.                                                          Stock Option Plans

During the quarter ended March 31, 2006, the Corporation recognized compensation costs for the Corporation’s stock option plans as determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123R.

The Corporation’s net income was reduced by $ 72,000 or 4 cents per share, as a result of implementing this new accounting pronouncement.

During the quarter ended March 31, 2005, the Corporation applied APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost for the intrinsic value of options has been recognized. Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123R, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		2005 Three Months Ended March 31

Net income (000) omitted	As reported	$917
	Pro forma	883

Basic earnings per share	As reported	0.53
	Pro forma	0.51

Earnings per share assuming dilution	As reported	0.52
	Pro forma	0.50

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2006

The following is management’s discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company. This discussion should be read in conjunction with the preceding condensed consolidated financial statements and related footnotes, as well as the Company’s December 31, 2005 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements contained in this report are subject to certain risks, assumptions and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from those projected in the forward-looking statements. Additional factors that might cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

-                    operating, legal and regulatory risks,

-                    economic, political and competitive forces affecting the Company’s services, and

-                    the risk that management’s analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 12 and 15 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the three months ended March 31, 2006 and 2005 was $1,210,000 and $917,000, respectively. The increase of $293,000, or 32.0%, is attributable to the Company’s core banking business, where net interest income increased 15.7%, other income increased 68.1% and the provision for loan losses decreased 33.3%. On a basic and diluted per share basis, net income for the three months ended March 31, 2006 was $0.70 and $0.69, respectively, as compared with $0.53 and $0.52 for the three months ended March 31, 2005. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 1.41% for the first three months of 2006 from 1.18% for the first three months of 2005 as a result of increased net income. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 9.92% and 8.31% for the first three months of 2006 and 2005, respectively. The increase in this ratio is also attributable to an increased level of net income.

During the first three months of 2006, the Company’s assets decreased $6,698,000, or 1.9%, to $345,525,000 as of March 31, 2006 from $352,223,000 as of December 31, 2005. This decrease is primarily attributable to reduction in security investments, which decreased to $79,330,000 as of March 31, 2006 from $83,157,000 as of December 31, 2005 due mostly to the maturing of $6,000,000 short-term bank owned investments purchased to match the funding provided by a large money market deposit account opened in June 2005 for an estate. Total deposits decreased by $10,410,000, or 4.0%, during the first three months of 2006 to $250,768,000 as of March 31, 2006 from $261,178,000 as of December 31, 2005. This compares to an increase of $2,463,000, or 1.1%, to $232,753,000 at March 31, 2005 from $230,290,000 as of December 31, 2004. The decrease in total deposits during the first three months of 2006 was due primarily to one money market account for an estate that distributed proceeds during the first three months of 2006. As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit growth may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended March 31, 2006, total interest income increased by $917,000, or 24.6%, to $4,642,000 as compared with $3,725,000 for the three months ended March 31, 2005. This increase is primarily due to investment security growth and an increase in the one year Treasury rate and the prime rate. This increase is the result of a 10.4% increase in average interest-earning assets, which grew to $325,953,000 for the first three months of 2006, from $295,371,000 for the first three months of 2005. The growth in average interest earning assets was partially attributable to increased investment securities, which were funded from the cash flow generated from the reduction of overnight borrowings and deposit growth. In addition, management targeted efforts to attract mortgage and small commercial loans. Further impacting interest income were two 25-basis point increases in the prime rate, increases in the Federal funds rate and increases in the one year Treasury during the first three months of 2006 that resulted in higher yields on interest earning assets.

Total interest expense increased by $500,000, or 46.6%, to $1,573,000 for the three months ended March 31, 2006 from $1,073,000 for the three months ended March 31, 2005. This increase is not only attributable to the increased deposit balances and the increased costs associated with attracting deposits at a time when short-term interest rates are rising, but is also impacted by the higher costs associated with borrowings. Increases in rates were needed to attract deposits, particularly money market accounts, which increased 141 basis points to 2.43%. The interest expense for money market accounts increased $215,000 to $310,000 for the three months ended March 31, 2006, from $95,000 for the three months ended March 31, 2005.

Net interest income increased by $417,000, or 15.7%, to $3,069,000 for the three months ended March 31, 2006 from $2,652,000 for the three months ended March 31, 2005. This increase is attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates plus the increased earning assets funded by deposit growth. The net interest rate spread was 3.5% for the three months ending March 31, 2006, and the net interest margin was 4.0%. Due to a large investment portfolio at the holding company level, these ratios are lower than the Bank’s separate performance of 4.2% net interest spread and 4.4% net interest margin for the same period in 2005.

Provision for Loan Losses

The provision for loan losses was $60,000 for the three months ended March 31, 2006 compared with $90,000 for the three months ended March 31, 2005, a decease of 33.3%. The decrease in the provision is attributable to the consistency in the high quality of the loan portfolio.

The allowance for loan losses represented 0.96% of total loans at March 31, 2006, compared with 0.93% as of December 31, 2005 and 0.87% as of March 31, 2005. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of March 31, 2006, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 16.

Other Income

For the three months ended March 31, 2006, other income was $1,074,000, an increase of $435,000, or 68.1%, compared with other income of $639,000 for the three months ended March 31, 2005. The increase was primarily due to an increase of $216,000 in gains from the sale of equity securities, which were $414,000 for the three months ended March 31, 2006 and $198,000 for the three months ended March 31, 2005. Other income was positively impacted by increases of $48,000 in NSF fees, $36,000 in investment services, $30,000 in mortgage banking activities, which was a new offering as of June 2005, and $28,000 in ATM fees.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,461,000 for the three months ended March 31, 2006 from 1,976,000 for the three months ended March 31, 2005. The $485,000, or 24.5% increase was primarily due to increases in salary and benefits, occupancy costs and accounting/consulting fees related to SOX 404 compliance.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $229,000, or 20.7%, to $1,336,000 for the three months ended March 31, 2006 from $1,107,000 for the three months ended March 31, 2005. The increase is primarily attributable to the increase in salary expenses of $158,000 and the associated benefit costs.

Occupancy and equipment expenses increased $89,000, or 19.4%, to $549,000 for the three months ended March 31, 2006 from $460,000 for the three months ended March 31, 2005. The increase is primarily due to increased depreciation and computer services and rent expense associated with a lease agreement entered into in June 2005 for a new office located on Eastern Boulevard, Hagerstown.

Other operating expenses during the three months ended March 31, 2006 increased $167,000, or 40.8% to $576,000 from $409,000 during the three months ended March 31, 2005. This increase was primarily due to increases of $39,000 in holding company expenses, $23,000 in accounting fees, $16,000 in postage and $12,000 in state taxes.

Income Taxes

Income tax expense was $412,000 for the three months ended March 31, 2006, an increase of $104,000, or 33.8%, compared with $308,000 for the three months ended March 31, 2005. The increased tax expense is consistent with the higher level of net income.

Net Income

Net income for the three months ended March 31, 2006 was $1,210,000, an increase of $293,000, or 32.0%, compared with $917,000 for the three months ended March 31, 2005. The increase in net income is the result of increases of $417,000 in net interest income, $435,000 in other income, and a decrease of $30,000 in the provision for loan losses, offset by increases of $485,000 in other expenses and $104,000 in taxes. Basic and diluted earnings per share for the three months ended March 31, 2006 were $0.70 and $0.69 as compared with $0.53 and $0.52 for the three months ended March 31, 2005.

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

Although the Company generally intends to hold its investment securities to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. Securities in the held to maturity category are accounted for at amortized cost. All securities held as of March 31, 2006 are classified as available for sale. The Company holds no trading securities in its portfolio. The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions. Equity investments are accounted for at fair market value. The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at March 31, 2006 was $79,330,000, compared to $83,157,000 at December 31, 2005, a decrease of $3,827,000, or 4.6%. The decrease is due primarily to the maturing of $6,000,000 short-term bank owned investments purchased to match the funding provided by a large money market deposit account open in June 2005 for an estate.

Bank Owned Securities

The bank owned securities portfolio at March 31, 2006 was $40,218,000, compared to $46,422,000 at December 31, 2005, a decrease of $6,204,000, or 13.4%. The decrease is due primarily to the maturing of $6,000,000 short-term bank owned investments purchased to match the funding provided by a large money market deposit account open in June 2005 for an estate.

The carrying value of the available for sale portion of the portfolio at March 31, 2006 includes an unrealized gain of $737,000 (reflected as accumulated other comprehensive income of $487,000 in stockholders’ equity, net of a deferred income tax liability of $250,000). This compares with an unrealized gain at December 31, 2005 of $723,000 (reflected as accumulated other comprehensive income of $477,000 in stockholders’ equity, net of a deferred income tax liability of $246,000).

Holding Company Owned Securities

The securities portfolio at March 31, 2006 was $39,112,000, compared to $36,735,000 at December 31, 2005, an increase of $2,378,000, or 6.5%. The increase is attributable to the purchase of $6,046,000 equity securities plus $1,397,000 increase of unrealized gains less the sale of $5,479,000 equity securities. Gain on sale of equity securities was $414,000.

The carrying value of the available for sale portion of the portfolio at March 31, 2006 includes an unrealized gain of $15,155,000 (reflected as accumulated other comprehensive income of $10,002,000 in stockholders’ equity, net of a deferred income tax liability of $5,153,000). This compares with an unrealized gain at December 31, 2005 of $13,758,000 (reflected as accumulated other comprehensive income of $9,080,000 in stockholders’ equity, net of a deferred income tax liability of $4,678,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, decreased $1,043,000, or 0.5%, to $228,265,000 at March 31, 2006 from $229,308,000 at December 31, 2005. Gross loans represented 91.0% of total deposits at March 31, 2006 as compared with 87.8% at December 31, 2005, since deposit decreases have outpaced loan decreases. Commercial loan growth was modest while mortgage loans decreased during the first three month of 2006. In June 2005, the Company began selling mortgage loans to Federal Home Loan Bank of Pittsburgh in order to offer long term fixed rate mortgages while managing long term interest rate risk.

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

The allowance for loan losses at March 31, 2006 and December 31, 2005 was $2,202,000 and $2,129,000, respectively, compared to $1,993,000 at March 31, 2005. The increase in the allowance is attributable to the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk. At March 31, 2006, the allowance for loan losses represented 0.96% of the gross loan portfolio, compared with 0.93% at December 31, 2005. This compares to 0.87% at March 31, 2005. At March 31, 2006, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 -”Analysis of Allowance for Loan Loss” -details the activity, which occurred in the allowance over the first three months of 2006 and 2005.

Table 1 -Analysis of Allowance for Loan Loss (1)

(in thousands)	2006	2005
Balance, January 1	$2,129	$1,902
Provision charged to operating expense	60	90
Charge-offs:
Commercial	0	0
Real Estate	0	0
Consumer	(2)	(7)
Total charge-offs	(2)	(7)

Recoveries:
Commercial	1	3
Real Estate	0	0
Consumer	14	5
Total Recoveries	15	8

Net charge-offs	13	1

Balance, March 31	$2,202	$1,993

Net charge-offs or recoveries to average net loans	0.01	0.00

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

Table 2 – “Assets Quality Ratios” – summarizes pertinent asset quality ratios at March 31, 2006 and December 31, 2005.

Table 2 - Asset Quality Ratios

	3/31/06	12/31/05
Non-accrual loans/total loans	0.01%	0.02%
Non-performing assets (1)/total loans	0.01%	0.05%
Net charge offs (recoveries)/average loans	(0.01)%	0.02%
Allowance/total loans	0.96%	0.93%
Allowance/non-accrual loans	104.86%	47.31%
Allowance/non-performing loans (1)	78.64%	20.47%

(1)   Includes non-accrual loans

At March 31, 2006, the Company had other real estate owned (not used in operations) in the amount of $1,635,000, which was the same amount as of December 31, 2005. At March 31, 2006 and December 31, 2005, the Company had non-accrual loans in the amount of $21,000 and $45,000, respectively.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. The Company maintains a diversified loan portfolio, granting agribusiness, commercial and residential loans to customers. The majority of the Bank’s lending is made within its primary market area, which includes southern Franklin County, Pennsylvania and northern Washington County, Maryland.

Bank Owned Life Insurance

The Company has Bank Owned Life Insurance (“BOLI”) for a chosen group of employees, namely officers, where the Bank is the owner and beneficiary of the policies. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company’s Chief Executive Officer.

The Company had $7,465,000 and $7,387,000 in BOLI as of March 31, 2006 and December 31, 2005, respectively. Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at March 31, 2006 were $250,768,000, a decrease of $10,410,000, or 4.0%, from total deposits of $261,178,000 at December 31, 2005. The decrease in deposits included a money market account opened June 2005 for an estate with a $12,800,000 balance on December 31, 2005 that was disbursed prior to March 31, 2006. Time deposit accounts increased $3,099,000 during the first three months of 2006. The cost of deposits has increased due to the increased costs associated with attracting deposits at a time when short term interest rates are rising. Higher rates impacted the cost of interest bearing deposits, which increased to 1.95% as of March 2006 from 1.79% as of December 2005 and 1.31% as of March 2005.

Short-Term Borrowings

Short term borrowings at March 31, 2006 were $6,077,000, compared to $5,516,000 at December 31, 2005, an increase of $561,000, or 10.2%. Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings. Short term borrowings fluctuate daily to meet the liquidity needs of the Company. The Company had short term sources of borrowings in the amount of $25,000,000 overnight line from the Federal Home Loan Bank of Pittsburgh and $10,100,000 from area banks. As of December 31, 2005, the maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh is approximately $169,249,000, of which the $25,000,000 overnight line is part.

Long-Term Debt and Borrowing Capacity

There were $30 million outstanding in fixed rate term loans with the Federal Home Loan Bank of Pittsburgh at March 31, 2006, the same amount borrowed at December 31, 2005 and March 31, 2005. The $30 million borrowing is comprised of the following fixed rate borrowings (in thousands):

Maturity	Loan Type	Amount	Rate
September 15, 2008	Convertible	$5,000	5.40%
November 20, 2008	Convertible	5,000	4.63%
November 24, 2008	Convertible	5,000	5.01%
April 6, 2011	Convertible	5,000	5.25%
November 27, 2012	Convertible	5,000	3.99%
May 7, 2018	Convertible	5,000	4.13%
	Total	$30,000	4.74%

The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $169,249,000 with the Federal Home Loan Bank of Pittsburgh, out of which $30 million represents fixed rate term loans, that were outstanding at March 31, 2006, and resulted in an unused borrowing capacity of $139,249,000.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $21,098,000 at March 31, 2006, compared to $24,920,000 at December 31, 2005. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2006, there were $63,965,000 in liquid securities as compared to $67,601,000 at December 31, 2005. Liquid securities decreased by $3,636,000 since year end due to sales, calls and maturity of investment securities exceeding purchases.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at March 31, 2006 were $250,768,000, compared to $261,178,000 at December 31, 2005. In addition, the Company has borrowing capacity and lines of credit the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at March 31, 2006, is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at March 31, 2006 were $70,553,000, which consisted of $69,154,000 in unfunded commitments to existing loans and unfunded new loans and $1,399,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at March 31, 2006 for the Company and the Bank.

Table 3 - Capital Ratios

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$48,926	21.9%	>17,894	>8.0%	N/A	N/A
Bank	27,406	14.1%	>15,595	>8.0%	19,494	>10.0%

Tier 1 capital/risk weighted assets:
Company	39,904	17.8%	>8,947	>4.0%	N/A	N/A
Bank	25,204	12.9%	>7,797	>4.0%	11,696	>6.0%

Tier 1 capital/average assets
Company	39,904	11.9%	>13,469	>4.0%	N/A	N/A
Bank	25,204	8.1%	>12,424	>4.0%	>15,530	>5.0%

These capital ratios continue to remain at levels, which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on March 22, 2006, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.24 per share, payable on April 21, 2006 to all shareholders of record as of April 3, 2006. The payment of this quarterly cash dividend decreased retained earnings by $415,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the first quarter of 2006.

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

Item 1A – Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

January 2006	None	N/A	None	9,585

February 2006	1,500	45.25	1,500	8,085

March 2006	None	N/A	None	8,085

Total	1,500	45.25	1,500	8,085

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders of Tower Bancorp, Inc. was held on March 14, 2006. The matter that was voted on by security holders was approval and adoption of the Agreement and Plan of Merger between Tower Bancorp, Inc. and FNB Financial Corporation. The merger agreement was adopted and approved by a vote of 1,210,804 in favor, 28,277 against, and 8,437 abstaining. No other matters were voted upon at the special meeting.

Item 5 - Other Information

Not applicable

Item 6 – Index to Exhibits

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of September 21, 2005, by and between Tower Bancorp, Inc. and FNB Financial Corporation (incorporated by reference to Annex A to Tower Bancorp, Inc.’s Proxy Statement/ Prospectus to the Registration Statement on Form S-4 (File No. 333-130485 filed on January 25, 2006).

3.1	Articles of Incorporation of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).

3.2	Bylaws of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).

10.1	Change of Control Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by referenced to Exhibit 99.4 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

10.2	Change of Control Agreement of Franklin T. Klink, III dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

10.3	Change of Control Agreement of Donald G. Kunkle dated as of January 4, 2002 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

Exhibit	Description of Exhibit

10.4	Change of Control Agreement of John H. McDowell, Sr. dated as of December 23, 1998 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 1998).

10.5	Tower Bancorp, Inc.’s 1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-4066 1)).

10.6	Tower Bancorp, Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).

10.7

Supplemental Executive Retirement Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.3 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

10.8

Form of Amendment and Restatement of the First National Bank of Greencastle Group Term Replacement Plan A (incorporated by reference to Exhibit 10.8 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

10.9

Form of Amendment and Restatement of the First National Bank of Greencastle Group Term Replacement Plan B (incorporated by reference to Exhibit 10.8 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

Exhibit	Description of Exhibit

10.10

Form of Amendment an Restatement of the First National Bank of Greencastle Executive Bonus Agreement (incorporated by reference to Exhibit 10.8 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

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

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	May 10, 2006

/s/Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Chief Financial Officer)
Date:	May 10, 2006