Form 10-Q
period 2006-06-30
TOWER BANCORP INC
filed 2006-08-09
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

2,371,400 shares of common stock outstanding at June 30, 2006

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$15,379	$11,744
Federal funds sold	10,113	10,093
Interest bearing balances with banks	197	3,083
Investment securities available for sale	71,853	60,180
Investment securities held-to-maturity	147	0
Equity securities available for sale	25,103	22,977
Restricted bank stock	4,048	2,177
Loans:
Real estate mortgages	244,908	176,479
Commercial	102,771	41,619
Consumer	29,854	11,210
Gross loans	377,533	229,308
Less: reserve for possible loan losses	(3,447)	(2,129)
Loans, net	374,086	227,179
Bank premises, equipment, furniture and fixtures	11,067	5,855
Accrued interest receivable	1,794	1,103
Cash surrender value of life insurance	10,466	7,387
Intangibles	18,144	0
Other assets	1,503	445
Total assets	$543,900	$352,223

LIABILITIES AND CAPITAL
Deposits in domestic offices:
Demand	$53,694	$29,162
Savings	176,051	144,952
Time	163,283	87,064
Federal funds purchased	23,171	0
Liabilities for borrowed money	40,107	35,516
Accrued interest payable	854	364
Other liabilities	7,651	6,776
Total liabilities	464,811	303,834

EQUITY CAPITAL
Capital stock, common, authorized 5,000,000 shares; 2,420,481 and 1,780,100 shares issued	2,225	2,225
Additional paid-in capital	34,830	6,760
Retained earnings	33,622	31,618
Accumulated other comprehensive income	10,113	9,557
Less: cost of treasury stock; 2006 - 49,081 shares; 2005 - 52,008 shares	(1,701)	(1,771)
Total equity capital	79,089	48,389

Total liabilities and capital	$543,900	$352,223

*   Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
	(000 Omitted)
Interest Income
Interest & fees on loans	$4,814	$3,428
Interest on investment securities available for sale	727	516
Interest on deposits with banks	95	51
Total interest & dividend income	5,636	3,995
Interest Expense
Interest on deposits	1,409	802
Interest on borrowed money	588	438
Total interest expense	1,997	1,240

Net interest income	3,639	2,755

Provision for loan losses	70	60

Net interest income after provision for loan losses	3,569	2,695

Other Income
Investment service income	68	45
Service charges on deposit accounts	344	282
Other service charges	228	147
Other operating income	100	84
Investment securities gains (losses)	1,070	603
Total other income	1,810	1,161

Other Expense
Salaries, wages and other benefits	1,441	1,061
Occupancy and equipment expense	597	472
Other operating expenses	883	615
Total other expenses	2,921	2,148

Income before taxes	2,458	1,708
Applicable income taxes	678	484
Net income	$1,780	$1,224

Earnings per share:
Basic earnings per share	$0.92	$0.71
Weighted average shares outstanding	1,943,176	1,726,748
Diluted earnings per share	$0.90	$0.70
Weighted average shares outstanding	1,977,002	1,758,559

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
	(000 Omitted)
Interest Income
Interest & fees on loans	$8,626	$6,636
Interest on investment securities	1,415	1,019
Interest on deposits with banks	237	65
Total interest & dividend income	10,278	7,720
Interest Expense
Interest on deposits	2,501	1,458
Interest on borrowed money	1,069	855
Total interest expense	3,570	2,313

Net interest income	6,708	5,407

Provision for loan losses	130	150

Net interest income after provision for loan losses	6,578	5,257

Other Income
Investment service income	176	107
Service charges on deposit accounts	624	514
Other service charges	425	280
Other operating income	175	160
Investment securities gains (losses)	1,484	801
Total other income	2,884	1,862

Other Expense
Salaries, wages and other benefits	2,777	2,168
Occupancy and equipment expense	1,146	932
Other operating expenses	1,459	1,086
Total other expenses	5,382	4,186

Income before taxes	4,080	2,933
Applicable income taxes	1,090	792
Net income	$2,990	$2,141

Earnings per share:
Basic earnings per share	$1.62	$1.24
Weighted average shares outstanding	1,836,538	1,726,199
Diluted earnings per share	$1.59	$1.22
Weighted average shares outstanding	1,870,399	1,758,114

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended June 30
	2006	2005
	(000 Omitted)
Net income	$1,780	$1,224

Other comprehensive income:
Unrealized holding gains (losses), net of tax	(376)	(188)

Comprehensive income	$1,404	$1,036

	Six Months Ended June 30
	2006	2005
	(000 Omitted)
Net income	$2,990	$2,141

Other comprehensive income:
Unrealized holding gains (losses), net of tax	556	(16)

Comprehensive income	$3,546	$2,125

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

	2006	2005
	(000 omitted)
Cash flows from operating activities:
Net income	$2,990	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	198
Provision for loan losses	130	150
Granting of stock options	108	0
(Gain) on sale of investment securities	(1,484)	(801)
Other (net)	(2,121)	(766)
Net cash provided by operating activities	(84)	922

Cash flows from investing activities:
Loans (net)	(6,975)	(236)
Purchases of bank premises, equipment, furniture and fixtures	(1,468)	(304)
Interest bearing balances with banks	2,986	(2,835)
Purchases of available for sale securities	(7,626)	(14,424)
Maturities/sales of available for sale securities	23,638	3,492
Redemption (purchase) of restricted bank stock	(164)	(332)
Cash acquired in acquisition	4,596	0
Purchase price of shares exchanged for cash/transaction costs	(2,935)	0
Net cash provided(used) by investing activities	12,052	(14,639)

Cash flows from financing activities:
Federal funds purchased	1,700	0
Net increase (decrease) in deposits	(7,208)	28,737
Cash dividends paid	(830)	(1,621)
Purchase of treasury stock	(180)	(146)
Debt (net)	(2,159)	1,147
Proceeds from sale of capital stock	364	295
Net cash provided (used) by financing activities	(8,313)	28,412

Net increase (decrease) in cash and cash equivalents	3,655	14,695

Cash and cash equivalents at beginning of year	21,837	10,045

Cash and cash equivalents at end of period	$25,492	$24,740

Cash and cash equivalents consists of:
Cash and due from banks	$15,379	$13,630
Federal funds sold	10,113	11,110
Total cash and cash equivalents	$25,492	$24,740

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Note 1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of June 30, 2006 and the results of its operations for the three month and six month periods ended June 30, 2006 and 2005.  Information presented at December 31, 2005 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company” or “Tower”) and its wholly owned subsidiaries, the First National Bank of Greencastle and the First National Bank of McConnellsburg (collectively, the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

On June 28, 2006, the Company entered into an agreement with a local contractor to build a branch office.  As of June 30, 2006, work had not yet begun on the branch, which has a contract price of $ 441,000.

Note 4.       Acquisition

On June 1, 2006, Tower completed the merger of FNB Financial Corporation (“FNB”) pursuant to the Agreement and Plan of Merger dated as of September 21, 2005, as amended December 14, 2005 and May 9, 2006 (the “Merger Agreement”) between Tower and FNB.  Prior to completion of the Merger, The First National Bank of McConnellsburg, FNB’s sole banking subsidiary, was a federally-chartered bank.  Immediately after the Merger, The First National Bank of McConnellsburg became the wholly-owned subsidiary of Tower.  Tower has received approval from the Comptroller of the Currency to merge The First National Bank of McConnellsburg with and into its wholly-owned banking subsidiary, The First National Bank of Greencastle, and expects to complete this merger during the third quarter of 2006.

In the merger, FNB shareholders received either 0.8663 shares of Tower common stock for each share of FNB common stock or $ 39.00 in cash for each share held, depending on shareholder elections and subject to the allocation provisions of the Merger Agreement. Under the terms of the Merger Agreement, no more than 15% of the outstanding FNB common stock was to be exchanged for cash and at least 85% of the outstanding FNB common stock was to be exchanged for Tower common stock.  In connection with the Merger, based on FNB shareholder elections, Tower paid to the former shareholders of FNB, in the aggregate, $ 2.363 million in cash and issued to the former shareholders of FNB, in the aggregate, 640,381 shares of Tower’s common stock.

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands).

Assets:
Cash and due from banks	$4,596
Investment Securities	29,396
Net Loans	140,089
Core Deposit Intangible	2,343
Other Assets	8,545
Total identifiable assets	$184,969

Liabilities:
Total Deposits	$139,058
Borrowings	29,271
Other Liabilities	1,556
Total liabilities	$169,885

In accordance with FAS 141, Tower used the purchase method of accounting to record this transaction.  The $ l5.9 million of goodwill recorded in connection with the acquisition of FNB is calculated below.  The goodwill recorded was primarily allocated to the First National Bank of McConnellsburg in accordance with FAS 142.

Purchase Price:
Purchase Price Assigned to Stock:
Tower common stock to be issued	$640,381
Average purchase price per Tower common share	43.74
Purchase price assigned to shares exchanged for stock		$28,009

Purchase Price Assigned to Cash:
Shares exchanged for cash	$60,599
Cash purchase price per FNB common share	39.00
Purchase price assigned to shares exchanged for cash		$2,363
Purchase price assigned to fractional shares exchanged for cash		7
Transaction costs		565

Total Purchase Price		$30,944

Net Assets Acquired:

FNB shareholders’ equity	15,747
FNB goodwill and intangibles	(2,066)

Estimated adjustments to reflect assets acquired at fair value:
Investments	(0)
Loans	(1,577)
Core deposit intangible	2,343
Bank premises & furniture, fixtures and equipment	895
Deferred tax asset	(718)
Estimated adjustments to reflect liabilities acquired at fair value:
Time deposits	335
Borrowings	125
		15,084
Consolidated Tower goodwill resulting from merger		$15,860

The following pro forma combined results of operations for the six months ended June 30, 2006 and June 30, 2005 gives effect to the merger as if the merger had been completed on January 1, 2006 and January 1, 2005, respectively.  The pro forma information shows the combination of FNB McConnellsburg’s historical results into Tower’s results of operations under the purchase method of accounting.  While certain adjustments have been made for the estimated impact of purchase accounting adjustments, the pro forma results of operations is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented.

	Pro forma
	Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2006	June 30, 2005
Net interest income	$9,419	$8,409
Other income	3,220	2,288
Net income	3,567	2,816

Earnings per share	$1.50	$1.19

Note 5.       Stock Option Plans

Stock-Based Compensation

The Company maintains two stock-based compensation plans.  These plans provide for the granting of stock options to the Company’s employees and directors.  The Company has historically accounted for the plans using the intrinsic-value method under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  In December 2004, the FASB issued a final FAS Statement No 123R, “Share-Based Payment”, which requires financial statement recognition of compensation cost for stock options and other stock-based awards.

As a result of adopting Statement 123R on January 1, 2006, the Company’s income before taxes and net income for the six months ended June 30, 2006, are $ 108,000 and $ 72,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.  Basic and diluted earnings per share for the six months ended June 30, 2006 are $ .04 and $ .04 lower, respectively, than if the company had continued to account for share-based compensation under Opinion 25.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

During the 6 months ended June 30, 2005 the Corporation applied APB Opinion 25 and related interpretations in accounting for its stock option plans.  Accordingly, only compensation cost for the intrinsic value of options has been recognized.  Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123R, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		2005 Six Months Ended June 30
Net income (000) omitted	As reported	$2,141
	Pro forma	2,107

Basic earnings per share	As reported	1.24
	Pro forma	1.22

Earnings per share assuming dilution	As reported	1.22
	Pro forma	1.20

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2006

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 16 and 22 of this report for the provision and allowance for loan losses.

OVERVIEW

The merger with FNB Financial Corporation, which occurred on June 1, 2006, represents a significant expansion of the Tower Bancshares, Inc. franchise. Because of the timing of the merger, the focus of this presentation will be on comparisons of quarterly performance, with particular emphasis on the second quarter of 2006.  As required under the reporting rules of the Securities and Exchange Commission, consideration will also be given to year-to-date comparisons, which are inherently less meaningful in evaluating future performance.  In accordance with generally accepted accounting principles (GAAP) comparisons of year-to-date results have not been restated for the impact of the FNB Financial Corporation operations for the first five months of 2006 or for the six months of 2005, rendering these comparative analyses less useful than the quarterly comparison.

Net income for the six months ended June 30, 2006 and 2005 was $2,990,000 and $2,141,000, respectively. The increase of $849,000, or 39.7%, is attributable to the Company’s core banking business and the acquisition of FNB Financial Corporation (“FNB”).  Net interest income increased 24.1%, other income increased 54.9%, the provision for loan losses decreased 13.3% and other expenses increased 28.6%. On a basic and diluted per share basis, net income for the six months ended June 30, 2006 was $1.62 and $1.59, respectively, as compared with $1.24 and $1.22 for the six months ended June 30, 2005. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 10.70% and 9.56% for the first six months of 2006 and 2005, respectively. The increase in this ratio is also attributable to an increased level of net income.

During the first six months of 2006, the Company’s assets increased $ 191,677,000, or 54.4%, to $ 543,900,000 as of June 30, 2006 from $ 352,223,000 as of December 31, 2005. This increase is primarily attributable acquiring the assets of FNB which totaled $ 185,397,000.  Total loans increased 64.6% to $ 377,533,000.  Total deposits increased by $ 131,850,000, or 50.5%, during the first six months of 2006 to $ 393,028,000 as of June 30, 2006 from $ 261,178,000 as of December 31, 2005.  As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit growth may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended June 30, 2006, total interest income increased by $ 1,641,000, or 41.1%, to $ 5,636,000 as compared with $ 3,995,000 for the three months ended June 30, 2005.  This increase is primarily due to acquiring FNB and increases in the one year Treasury rate and the prime rate. During the three months ending June 30, 2006 earning assets increased 52.2% to $ 488,994,000. In addition, management targeted efforts to attract mortgage and small commercial loans. Further impacting interest income were two 25-basis point increases in the prime rate, increases in the Federal funds rate and increases in the one year Treasury rate during the three months ending June 30, 2006 that resulted in higher yields on interest earning assets.

Total interest expense increased by $ 757,000, or 61.0% to $ 1,997,000 for the three months ended June 30, 2006 from $ 1,240,000 for the three months ended June 30, 2005. This increase is primarily due to acquiring FNB, to the increased deposit balances and the increased costs associated with attracting deposits at a time when short-term interest rates are rising, and to the higher rates associated with overnight fed funds borrowings. Increases in rates were needed to attract deposits, particularly money market accounts.  A new money market product was introduced during the three months ending June 30, 2006 with a yield of 4.00%.

Net interest income increased by $884,000, or 32.1%, to $3,639,000 for the three months ending June 30, 2006 from $2,755,000 for the three months ending June 30, 2005.  This increase is primarily due to acquiring FNB and is also attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates plus the increased earning assets funded by deposit growth.

For the six months ended June 30, 2006, total interest income increased by $2,558,000, or 33.1%, to $10,278,000 as compared with $7,720,000 for the six months ended June 30, 2005. This increase is primarily due to acquiring FNB and increases in the one year Treasury rate and the prime rate.  During the six months ending June 30, 2006 earning assets increased 49.2%.  In addition, management targeted efforts to attract mortgage and small commercial loans. Further impacting interest income were four 25-basis point increases in the prime rate, increases in the Federal funds rate and increases in the one year Treasury during the six months ending June 30, 2006 that resulted in higher yields on interest earning assets.

Total interest expense increased by $ 1,257,000, or 54.3%, to $ 3,570,000 for the six months ended June 30, 2006 from $ 2,313,000 for the six months ended June 30, 2005. This increase is primarily due to acquiring FNB, to the increased deposit balances and the increased costs associated with attracting deposits at a time when short-term interest rates are rising, and to the higher rates associated with overnight fed funds borrowings.  Increases in rates were needed to attract deposits, particularly money market accounts.  Higher rates paid to attract time deposits and a new money market product that was introduced during the six months ending June 30, 2006 with a yield of 4.00% have contributed to the increased interest expense.

Net interest income increased by $ 1,301,000, or 24.1%, to $ 6,708,000 for the six months ending June 30, 2006 from $ 5,407,000 for the six months ending June 30, 2005.  This increase is primarily due to acquiring FNB and also attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates plus the increased earning assets funded by deposit growth.

Provision for Loan Losses

The provision for loan losses was $70,000 for the three months ending June 30 2006 compared with $60,000 for the three months ending June 30, 2005, an increase of 16.7%.  The provision for loan losses was $ 130,000 for the six months ending June 30, 2006 compared with $ 150,000 for the six months ending June 30, 2005, a decrease of 15.4%. The decrease in the provision is attributable to the consistency in the high quality of the loan portfolio.

The allowance for loan losses represented 0.91% of total loans at June 30, 2006, compared with 0.93% as of December 31, 2005 and 0.89% as of June 30, 2005. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of June 30, 2006, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 22.

Other Income

For the three months ended June 30, 2006, other income was $ 1,810,000, an increase of $ 649,000, or 55.9%, compared with other income of $ 1,161,000 for the three months ended June 30, 2005. The increase was primarily due to an increase of $ 467,000 in gains from the sale of equity securities, which were $ 1,070,000 for the three months ended June 30, 2006 and $ 603,000 for the three months ended June 30, 2005.  Other income was positively impacted by increases of $ 55,000 in NSF fees, $ 25,000 in investment services, $ 21,000 in mortgage banking activities, which was a new offering as of June 2005, and $ 29,000 in ATM fees.

For the six months ended June 30, 2006, other income was $ 2,884,000, an increase of $ 1,022,000, or 54.9%, compared with other income of $ 1,862,000 for the six months ended June 30, 2005. The increase was primarily due to an increase of $ 683,000 in gains from the sale of equity securities, which were $ 1,484,000 for the six months ended June 30, 2006 and $ 801,000 for the six months ended June 30, 2005.  Other income was positively impacted by increases of $ 104,000 in NSF fees, $ 61,000 in investment services, $ 45,000 in mortgage banking activities, which was a new offering as of June 2005, and $ 57,000 in ATM fees.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $ 2,921,000 for the three months ended June 30 2006 from $ 2,148,000 for the three months ended June 30, 2005.  The $ 773,000, or 36.0% increase was primarily due to increases in salary and benefits, occupancy costs and holding company costs.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $ 380,000, or 35.8%, to $ 1,441,000 for the three months ended June 30, 2006 from $ 1,061,000 for the three months ended June 30, 2005. The increase is primarily attributable to the increase in salary expenses of $ 300,000 and the associated benefit costs.

Occupancy and equipment expenses increased $ 125,000, or 26.5%, to $ 597,000 for the three months ended June 30, 2006 from $ 472,000 for the three months ended June 30, 2005. The increase is primarily due to acquiring FNB, increasing costs by $ 55,000, higher equipment costs of $ 21,000 and rent expense associated with a lease agreement entered into in June 2005 for a new office located on Eastern Boulevard, Hagerstown.

Other operating expenses during the three months ended June 30, 2006 increased $ 268,000, or 43.6% to $ 883,000 from $ 615,000 during the three months ended June 30, 2005.  This increase was primarily due to acquiring FNB, increasing costs by $ 165,000 and increases of $ 94,000 in holding company expenses.

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $5,382,000 for the six months ended June 30, 2006 from $ 4,186,000 for the six months ended June 30, 2005.  The $ 1,196,000, or 28.6% increase was primarily due to increases in salary and benefits, occupancy costs and costs associated with data processing.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $ 609,000, or 28.1%, to $ 2,777,000 for the six months ended June 30, 2006 from $ 2,168,000 for the six months ended June 30, 2005. The increase is primarily attributable to the increase in salary expenses of $ 458,000 and the associated benefit costs.

Occupancy and equipment expenses increased $ 214,000, or 22.9%, to $ 1,146,000 for the six months ended June 30, 2006 from $ 932,000 for the six months ended June 30, 2005.  The increase is primarily due to increased depreciation and computer services and rent expense associated with a lease agreement entered into in June 2005 for a new office located on Eastern Boulevard, Hagerstown.

Other operating expenses during the six months ended June 30, 2006 increased $ 373,000, or 34.3% to $ 1,459,000 from $ 1,086,000 during the six months ended June 30, 2005.  This increase was primarily due to acquiring FNB, increasing costs by $ 165,000 and increases of $ 133,000 in holding company expenses.

Income Taxes

Income tax expense was $ 678,000 for the three months ended June 30, 2006, an increase of $ 194,000, or 40.1%, compared with $ 484,000 for the three months ended June 30, 2005.  The increased tax expense is consistent with the higher level of net income.

Income tax expense was $ 1,090,000 for the six months ended June 30, 2006, an increase of $ 298,000, or 37.6%, compared with $ 792,000 for the six months ended June 30, 2005.  The increased tax expense is consistent with the higher level of net income.

Net Income

Net income for the three months ended June 30, 2006 was $ 1,780,000, an increase of $ 556,000, or 45.4%, compared with $ 1,224,000 for the three months ended June 30, 2005.  The increase in net income is the result of increases of $ 757,000 in net interest income, $ 649,000 in other income, offset by an increase of $ 10,000 in the provision for loan losses, increases of $ 773,000 in other expenses and $ 194,000 in taxes.  Basic and diluted earnings per share for the three months ended June 30, 2006 were $ 0.92 and $ 0.90 as compared with $ 0.71 and $ 0.70 for the three months ended June 30, 2005.

Net income for the six months ended June 30, 2006 was $ 2,990,000, an increase of $ 849,000, or 39.7%, compared with $ 2,141,000 for the three months ended June 30, 2005. The increase in net income is the result of increases of $ 1,301,000 in net interest income, $ 1,022,000 in other income, and a decrease of $ 20,000 in the provision for loan losses, offset by increases of $ 1,196,000 in other expenses and $ 298,000 in taxes. Basic and diluted earnings per share for the six months ended June 30, 2006 were $ 1.62 and $ 1.59 as compared with $ 1.24 and $ 1.22 for the six months ended June 30, 2005.

FINANCIAL CONDITION

Changes in the statement of condition during the second quarter were influenced by the acquisition of the net identifiable assets of FNB Financial Corporation.  In order to isolate the impact of the acquisition of these assets and liabilities on the post-merger financial position of Tower Bancorp, Inc., a presentation is prepared to isolate the pre-merger opening balances of FNB Financial Corporation.

(in thousands)	Carrying Value of Net Assets Acquired in Merger	Fair Value Adjustments	Pro Forma Opening FNB Financial Corp. Balances
Cash and due from banks	$4,596	$0	$4,596

Investment Securities	29,396	0	29,396

Net Loans	141,666	-1577	140,089

Core Deposit Intangible	1,221	1122	2,343

Other Assets	8,369	176	8,545

Total Assets Acquired	185,248	(279)	184,969

Deposits	139,393	(335)	139,058

Borrowings	29,396	(125)	29,271

Other Liabilities	1,556	0	1,556

Total Liabilities Assumed	170,345	(460)	169,885

Net Assets Acquired	14,903	181	15,084

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

Although the Company generally intends to hold its investment securities to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. Securities in the held to maturity category are accounted for at amortized cost.  Most securities held as of June 30, 2006 are classified as available for sale.  The Company holds no trading securities in its portfolio.  The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions.  Equity investments are accounted for at fair market value.  The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at June 30, 2006 was $ 97,103,000, compared to $ 83,157,000 at December 31, 2005, an increase of $ 13,946,000, or 16.8%.  The increase is due primarily to acquiring FNB, increasing securities by $ 26,471,000 and the decrease of $ 15,758,000 securities held by First National Bank of Greencastle.  The maturing securities held by First National Bank of Greencastle matched the closing of a large money market deposit account opened in June 2005 for an estate.

Bank Owned Securities (held at First National Bank of Greencastle and First National Bank of McConnellsburg)

The bank owned securities portfolio at June 30, 2006 was $ 57,115,000, compared to $ 46,422,000 at December 31, 2005, an increase of $ 10,693,000, or 23.0%.  The increase is due primarily to acquiring FNB, increasing securities by $ 26,471,000 and a decrease of $ 15,758,000 securities held by First National Bank of Greencastle.  The maturing securities held by First National Bank of Greencastle matched the closing of a large money market deposit account open in June 2005 for an estate.

The carrying value of the available for sale portion of the portfolio at June 30, 2006 includes an unrealized gain of $ 437,000 (reflected as accumulated other comprehensive income of $ 288,000 in stockholders’ equity, net of a deferred income tax liability of $ 149,000). This compares with an unrealized gain at December 31, 2005 of $ 723,000 (reflected as accumulated other comprehensive income of $ 477,000 in stockholders’ equity, net of a deferred income tax liability of $ 246,000).

Holding Company Owned Securities

The securities portfolio at June 30, 2006 was $ 39,988,000, compared to $ 36,735,000 at December 31, 2005, an increase of $ 3,253,000, or 8.9%.  The increase is attributable to the purchase of $ 7,633,000 equity securities plus $ 1,126,000 increase of unrealized gains plus $ 186,000 from acquisition of FNB less the sale of $ 5,692,000 equity securities.  Gain on sale of equity securities was $ 1,484,000.

The carrying value of the available for sale portion of the portfolio at June 30, 2006 includes an unrealized gain of $ 14,885,000 (reflected as accumulated other comprehensive income of $ 9,824,000 in stockholders’ equity, net of a deferred income tax liability of $ 5,061,000). This compares with an unrealized gain at December 31, 2005 of $ 13,758,000 (reflected as accumulated other comprehensive income of $ 9,080,000 in stockholders’ equity, net of a deferred income tax liability of $ 4,678,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category.  Gross loans receivable, net of unearned fees and origination costs, increased $ 148,225,000, or 64.6%, to $ 377,533,000 at June 30, 2006 from $ 229,308,000 at December 31, 2005.  This increase is primarily due to acquiring FNB, which as of June 30, 2006 had $ 140,737,000 in loans.  Gross loans represented 96.1% of total deposits at June 30, 2006 as compared with 87.8% at December 31, 2005.  This increase is primarily due to acquiring FNB, which as of June 30, 2006 had a 102.2% loan to deposit ratio.

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

The allowance for loan losses at June 30, 2006 and December 31, 2005 was $ 3,447,000 and $ 2,129,000, respectively, compared to $ 2,050,000 at June 30, 2005. This increase is primarily due to acquiring FNB, which as of June 30, 2006 had an allowance for loan losses of $ 1,179,000.  At June 30, 2006, the allowance for loan losses represented 0.91% of the gross loan portfolio, compared with 0.93% at December 31, 2005. This compares to 0.89% at June 30, 2005.  At June 30, 2006, in consideration of the strong asset quality, management believes the allowance for loan losses to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 -“Analysis of Allowance for Loan Loss” -details the activity, which occurred in the allowance over the first six months of 2006 and 2005.

Table 1 -Analysis of Allowance for Loan Loss (1)

(in thousands)	2006	2005
Balance, January 1	$2,129	$1,902
Provision charged to operating expense	130	150
Charge-offs:
Commercial	0	0
Real Estate	0	0
Consumer	(10)	(27)
Total charge-offs	(10)	(27)

Recoveries:
Commercial	2	11
Real Estate	0	0
Consumer	27	14
Total Recoveries	29	25

Net charge-offs(recoveries)	(19)	2

Additions due to acquisition of FNB	1,169	0

Balance, June 30	$3,447	$2,050

(1) Bank’s loan portfolio is entirely domestic

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank, the Officer’s Loan Committee and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank’s policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented and reasonable expectation of the collection of the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis presented to the Board of Directors. Management is not aware of any material potential loan credit problems that have not been disclosed in this report.

Table 2 — “Assets Quality Ratios” — summarizes pertinent asset quality ratios at June 30, 2006 and December 31, 2005.

Table 2 – Asset Quality Ratios

	6/30/06	12/31/05
Non-accrual loans/total loans	0.04%	0.02%
Non-performing assets (1)/total loans	0.08%	0.05%
Net charge offs (recoveries)/average loans	(0.01)%	0.00%
Allowance/total loans	0.91%	0.93%
Allowance/non-accrual loans	20.77%	47.31%
Allowance/non-performing loans (1)	11.23%	20.47%

(1) – Includes non-accrual loans

At June 30, 2006, the Company had other real estate owned (not used in operations) in the amount of $ 1,635,000, which was the same amount as of December 31, 2005.  At June 30, 2006 and December 31, 2005, the Company had non-accrual loans in the amount of $ 166,000 and $ 45,000, respectively.  This increase is primarily due to acquiring FNB, which as of June 30, 2006 had $ 139,000 in non-accrual loans.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. The Company maintains a diversified loan portfolio, granting agribusiness, commercial and residential loans to customers.  The majority of the Bank’s lending is made within its primary market area, which includes Fulton County and southern Franklin County, Pennsylvania and northern Washington County, Maryland.

Bank Owned Life Insurance

The Company has Bank Owned Life Insurance (“BOLI”) for a chosen group of employees, namely officers and directors, where the Bank is the owner and beneficiary of the policies. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company’s Chief Executive Officer.

The Company had $ 10,466,000 and $ 7,387,000 in BOLI as of June 30, 2006 and December 31, 2005, respectively.  This increase is primarily due to acquiring FNB, which as of June 30, 2006 had $ 2,922,000 in BOLI.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at June 30, 2006 were $ 393,028,000, an increase of $ 131,850,000, or 50.5%, from total deposits of $ 261,178,000 at December 31, 2005. This increase is primarily due to acquiring FNB, which as of June 30, 2006 had deposits of $ 137,645 offset by a decrease in deposits due to a money market account opened June 2005 for an estate with a $ 12,800,000 balance on December 31, 2005 that was disbursed prior to June 30, 2006.

Short-Term Borrowings

Short term borrowings at June 30, 2006 were $ 31,526,000, compared to $ 5,516,000 at December 31, 2005, an increase of $ 26,010,000, or 471.5%.  This increase is primarily due to acquiring FNB, which as of June 30, 2006 had $ 23,171,000 of overnight borrowings with the Federal Home Loan Bank of Pittsburgh.  Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings.  Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Borrowings

Long term borrowings at June 30, 2006 were $ 31,752,000, compared to $ 30,000,000 at December 31, 2005, an increase of $ 1,752,000, or 5.8%.  This increase is primarily due to acquiring FNB, which as of June 30, 2006 had $ 6,752,000 of long term borrowings with the Federal Home Loan Bank of Pittsburgh.  The First National Bank of Greencastle reduced by $ 5,000,000 the long term debt with the Federal Home Loan Bank of Pittsburgh.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $ 25,689,000 at June 30, 2006, compared to $ 24,920,000 at December 31, 2005, an increase of $ 769,000 or 3.1%.  This increase is primarily due to acquiring FNB, which as of June 30, 2006 had $ 5,996,000 of cash, amounts due from banks, and interest-bearing deposits with bank.  First National Bank of Greencastle decreased interest-bearing deposits with banks by $ 2,987,000. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.

At June 30, 2006, there were $ 75,968,000 in liquid securities as compared to $ 67,601,000 at December 31, 2005. Liquid securities increased by $ 8,367,000 since year end primarily due to acquiring FNB, which as of June 30, 2006 had $ 20,282,000 in liquid securities.  First National Bank of Greencastle decreased liquid securities by $ 15,169,000 due to sales, calls and maturity of investment securities exceeding purchases.  Liquid securities held at Tower Bancorp increased $ 3,254,000 due to purchases exceeding sales, calls and maturity of investment securities.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at June 30, 2006 were $ 393,028,000, compared to $ 261,178,000 at December 31, 2005. In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at June 30, 2006, is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at June 30, 2006 were $ 93,897,000, which consisted of $ 90,345,000 in unfunded commitments to existing loans and unfunded new loans and $ 3,552,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at June 30, 2006 for the Company and FNB of Greencastle, its largest subsidiary.

Table 3 – Capital Ratios

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$60,977	17.0%	>28,631	>8.0%	N/A	N/A
FNB of Greencastle	27,995	13.6%	>16,471	>8.0%	>20,589	>10.0%

Tier 1 capital/risk weighted assets:
Company	50,832	14.2%	>14,316	>4.0%	N/A	N/A
FNB of Greencastle	25,727	12.5%	>8,236	>4.0%	>12,353	>6.0%

Tier 1 capital/average assets
Company	50,832	13.1%	>15,521	>4.0%	N/A	N/A
FNB of Greencastle	25,727	8.5%	>12,159	>4.0%	>15,199	>5.0%

These capital ratios continue to remain at levels, which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies.  In abidance with such requirements, on June 14, 2006, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $ 0.24 per share, payable on July 21, 2006 to all shareholders of record as of July 3, 2006. The declaration of this quarterly cash dividend decreased retained earnings by $ 570,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued.  The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The FSP applies to investments in debt and equity securities and cost-method investments.  The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined.  The FSP is required for all reporting periods beginning after December 15, 2005.  Earlier application is permitted. The Company does not anticipate that application of the FSP will have a material effect on its financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset should be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate this new standard will have a material effect on its financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of June 30, 2006.  Based on such evaluation, such officers have concluded that, as of June 30, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the second quarter of 2006.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company, after consulting with legal counsel, no legal proceedings are pending which would have a material effect.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to Management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A – Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

January 2006	None	N/A	None	9,585

February 2006	1,500	45.25	1,500	8,085

March 2006	None	N/A	None	8,085

April 2006	None	N/A	None	8,085

May 2006	None	N/A	None	8,085

June 2006	None	N/A	None	8,085

Total	1,500	45.25	1,500	8,085

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of Tower Bancorp, Inc. was held on May 31, 2006.  Matters that were voted on by security holders were:

1.                   Elect two Class A Directors for three year terms expiring in 2007.

2.                   Ratify the selection of Smith Elliott Kearns & Company, LLC as the independent accountants for the Corporation for the year ending December 31, 2007.

3.      Transact any other business that may properly come before the meeting.

Directors that were re-elected at the annual meeting were:

Mark E. Gayman

James H. Craig, Jr.

Each director received affirmative votes representing a majority of the shares outstanding.

Kermit G. Hicks

Robert L. Pennsinger

Jeff B. Shank

Frederick M Frederick

Lois E. Easton

Ratification of Smith Elliott Kearns & Company, LLC as the independent accountants for the Corporation for the year ending December 31, 2006 occurred, with affirmative votes representing a majority of the shares outstanding.

No other matters were voted upon at the annual meeting.

Item 5 – Other Information

Not applicable

Item 6 – Index to Exhibits

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of September 21, 2005, by and between Tower Bancorp, Inc. and FNB Financial Corporation (incorporated by reference to Annex A to Tower Bancorp, Inc.’s Proxy Statement/ Prospectus to the Registration Statement on Form S-4 (File No. 333-130485 filed on January 25, 2006).

Exhibits	Description of Exhibit
3.1	Articles of Incorporation of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).

3.2	Bylaws of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).

10.1	Change of Control Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by referenced to Exhibit 99.4 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

10.2	Change of Control Agreement of Franklin T. Klink, III dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

10.3	Change of Control Agreement of Donald G. Kunkle dated as of January 4, 2002 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

10.4	Change of Control Agreement of John H. McDowell, Sr. dated as of December 23, 1998 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 1998).

10.5	Tower Bancorp, Inc.’s 1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-4066 1)).

10.6	Tower Bancorp, Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).

Exhibits	Description of Exhibit
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

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	August 9, 2006

/s/Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date:	August 9, 2006