Form 10-Q
period 2006-09-30
TOWER BANCORP INC
filed 2006-11-09
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

2,368,051 shares of common stock outstanding at September 30, 2006

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$15,818	$11,744
Federal funds sold	0	10,093
Interest bearing balances with banks	97	3,083
Investment securities available for sale	53,737	60,180
Investment securities held-to-maturity	137	0
Equity securities available for sale	40,146	22,977
Restricted bank stock	2,992	2,177
Loans:
Real estate mortgages	222,903	176,479
Commercial	130,565	41,619
Consumer	31,323	11,210
Gross loans	384,791	229,308
Less: reserve for possible loan losses	(3,529)	(2,129)
Loans, net	381,262	227,179
Bank premises, equipment, furniture and fixtures	11,259	5,855
Accrued interest receivable	2,060	1,103
Cash surrender value of life insurance	10,559	7,387
Goodwill	16,141	0
Other assets	2,631	445
Total assets	$536,839	$352,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits in domestic offices:
Demand	$46,695	$29,162
Savings	185,633	144,952
Time	170,137	87,064
Federal funds purchased	6,046	0
Liabilities for borrowed money	39,786	35,516
Accrued interest payable	1,180	364
Other liabilities	7,389	6,776
Total liabilities	456,866	303,834

STOCKHOLDERS’ EQUITY
Capital stock, common, no par, authorized 5,000,000 shares; 2,420,481 and 1,780,100 shares issued	2,225	2,225
Additional paid-in capital	34,822	6,760
Retained earnings	34,516	31,618
Accumulated other comprehensive income	10,274	9,557
Less: cost of treasury stock; 2006 - 52,430 shares; 2005 52,008 shares	(1,864)	(1,771)
Total stockholders’ equity	79,973	48,389

Total liabilities and stockholders’ equity	$536,839	$352,223

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these
condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
	(000 Omitted)
Interest Income
Interest & fees on loans	$6,762	$3,605
Interest on investment securities available for sale	865	657
Interest on deposits with banks	97	74
Total interest & dividend income	7,724	4,336
Interest Expense
Interest on deposits	2,335	960
Interest on borrowed money	789	449
Total interest expense	3,124	1,409

Net interest income	4,600	2,927

Provision for loan losses	100	60

Net interest income after provision for loan losses	4,500	2,867

Other Income
Investment service income	63	71
Service charges on deposit accounts	440	305
Other service charges	286	201
Other operating income	123	80
Investment securities gains (losses)	1,273	773
Total other income	2,185	1,430

Other Expense
Salaries, wages and other benefits	2,252	1,140
Occupancy and equipment expense	927	282
Other operating expenses	1,284	870
Total other expenses	4,463	2,292

Income before taxes	2,222	2,005
Applicable income taxes	712	553
Net income	$1,510	$1,452

Earnings per share:
Basic earnings per share	$0.64	$0.84
Weighted average shares outstanding	2,371,117	1,728,274
Diluted earnings per share	$0.63	$0.82
Weighted average shares outstanding	2,404,735	1,759,207

The accompanying notes are an integral part of these
condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
	(000 Omitted)
Interest Income
Interest & fees on loans	$15,388	$10,241
Interest on investment securities	2,280	1,676
Interest on deposits with banks	334	139
Total interest & dividend income	18,002	12,056
Interest Expense
Interest on deposits	4,836	2,418
Interest on borrowed money	1,858	1,304
Total interest expense	6,694	3,722

Net interest income	11,308	8,334

Provision for loan losses	230	210

Net interest income after provision for loan losses	11,078	8,124

Other Income
Investment service income	239	178
Service charges on deposit accounts	1,064	819
Other service charges	711	481
Other operating income	298	240
Investment securities gains (losses)	2,757	1,574
Total other income	5,069	3,292

Other Expense
Salaries, wages and other benefits	5,029	3,308
Occupancy and equipment expense	2,073	840
Other operating expenses	2,743	2,330
Total other expenses	9,845	6,478

Income before taxes	6,302	4,938
Applicable income taxes	1,802	1,345
Net income	$4,500	$3,593

Earnings per share:
Basic earnings per share	$2.23	$2.08
Weighted average shares outstanding	2,016,689	1,726,899
Diluted earnings per share	$2.20	$2.05
Weighted average shares outstanding	2,050,468	1,758,483

The accompanying notes are an integral part of these
condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended
	September 30
	2006	2005
	(000 Omitted)

Net income	$1,510	$1,773

Other comprehensive income:
Unrealized holding gains (losses), net of tax	161	641

Comprehensive income	$1,671	$2,414

	Nine Months Ended
	September 30
	2006	2005
	(000 Omitted)

Net income	$4,500	$3,593

Other comprehensive income:
Unrealized holding gains (losses), net of tax	717	625

Comprehensive income	$5,217	$4,218

The accompanying notes are an integral part of these
condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(000 omitted)
Cash flows from operating activities:
Net income	$4,500	$3,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568	297
Provision for loan losses	230	210
Granting of stock options	108	0
(Gain) on sale of investment securities	(2,757)	(1,574)
Other (net)	(1,588)	(1,621)
Net cash provided (used) by operating activities	1,061	905

Cash flows from investing activities:
Loans (net)	(14,278)	(643)
Purchases of bank premises, equipment, furniture and fixtures	(1,852)	(750)
Interest bearing balances with banks	3,086	(2,861)
Purchases of available for sale securities	(8,863)	(24,921)
Maturities/sales of available for sale securities	30,792	5,717
Redemption (purchase) of restricted bank stock	(423)	(623)
Cash acquired in acquisition	4,594	0
Purchase price of shares exchanged for cash/transaction costs	(2,935)	0
Net cash provided (used) by investing activities	10,121	(24,081)

Cash flows from financing activities:
Federal funds purchased	(15,425)	0
Net increase in deposits	2,191	25,429
Net increase (decrease) in borrowings	(2,480)	2,361
Purchase of treasury stock	(372)	(189)
Proceeds from sale of treasury stock	286	342
Cash dividends paid	(1,401)	(2,001)
Net cash provided (used) by financing activities	(17,201)	25,942

Net increase (decrease) in cash and cash equivalents	(6,019)	2,766

Cash and cash equivalents at beginning of period	21,837	10,045

Cash and cash equivalents at end of period	$15,818	$12,811

Cash and cash equivalents consists of:
Cash and due from banks	$15,818	$11,336
Federal funds sold	0	1,475
Total cash and cash equivalents	$15,818	$12,811

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of September 30, 2006 and the results of its operations for the three month and nine month periods ended September 30, 2006 and 2005.  Information presented at December 31, 2005 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company” or “Tower”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

On June 28, 2006, the Company entered into a contract with a local contractor to build a branch office.  The total contract price is $ 441,000.  As of September 30, 2006, the remaining contract amount unpaid is $ 261,000.

Note 4.   Acquisition

On June 1, 2006, Tower completed the merger of FNB Financial Corporation (“FNB”) pursuant to the Agreement and Plan of Merger dated as of September 21, 2005, as amended December 14, 2005 and May 9, 2006 (the “Merger Agreement”) between Tower and FNB.  Prior to completion of the Merger, The First National Bank of McConnellsburg, FNB’s sole banking subsidiary, was a nationally-chartered commercial bank.  Immediately after the Merger, The First National Bank of McConnellsburg became the wholly-owned subsidiary of Tower.  The First National Bank of McConnellsburg merged with and into The First National Bank of Greencastle on August 26, 2006.

In the merger, FNB shareholders received either 0.8663 shares of Tower common stock for each share of FNB common stock or $ 39.00 in cash for each share held, depending on shareholder elections and subject to the allocation provisions of the Merger Agreement. In connection with the Merger, Tower paid to the former shareholders of FNB, in the aggregate, $ 2.363 million in cash and issued to the former shareholders of FNB, in the aggregate, 640,381 shares of Tower’s common stock.

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

In accordance with FAS 141, Tower used the purchase method of accounting to record this transaction.  The $ l5.9 million of goodwill recorded in connection with the acquisition of FNB is calculated below.  The goodwill recorded was primarily allocated the First National Bank of McConnellsburg in accordance with FAS 142.

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

The following pro forma combined results of operations for the nine months ended September 30, 2006 and September 30, 2005 gives effect to the merger as if the merger had been completed on January 1, 2006 and January 1, 2005, respectively.  The pro forma information shows the combination of FNB McConnellsburg’s historical results into Tower’s results of operations under the purchase method of accounting.  While certain adjustments have been made for the estimated impact of purchase accounting adjustments, the pro forma results of operations are presented for illustrative purposes only and do not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented.

	Pro forma
	Nine Months Ended
	September 30,	September 30,
(Dollars in Thousands, except per share data)	2006	2005

Net interest income	$14,108	$12,499
Other income	5,388	4,191
Net income	5,057	4,513

Earnings per share	$2.13	$1.90

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

As a result of adopting Statement 123R on January 1, 2006, the Company’s income before taxes and net income for the nine months ended September 30, 2006, are $ 108,000 and $ 72,000 less, respectively, than if it had continued to account for share-based compensation under Opinion 25.  Basic and diluted earnings per share for the nine months ended September 30, 2006 are $ .04 and $ .04 less, respectively, than if the company had continued to account for share-based compensation under Opinion 25.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

During the nine months ended September 30, 2005 the Corporation applied APB Opinion 25 and related interpretations in accounting for its stock option plans.  Accordingly, only compensation cost for the intrinsic value of options has been recognized.  Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123R, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		2005
		Nine Months Ended September 30

Net income (000) omitted	As reported	$3,593
	Pro forma	3,559

Basic earnings per share	As reported	2.08
	Pro forma	2.06

Earnings per share assuming dilution	As reported	2.04
	Pro forma	2.02

Note 6.   Publicly Announced Stock Repurchase Plan

On September 13, 2006 the Board of Directors of the Company authorized the repurchase of 100,000 shares of the Company’s common stock from shareholders or in open market transactions.

Note 7.   Subsequent Event

In October 2006, the Company re-instituted and initiated operations for its Trust Department.  Accounts with a value of approximately $ 330 million were transferred to the Trust Department from another local trust company, which had been servicing those accounts under a custodial agreement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2006

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 21 and 23 of this report for the provision and allowance for loan losses.

OVERVIEW

The merger with FNB Financial Corporation, which occurred on June 1, 2006, represents a significant expansion of the Tower Bancorp, Inc. franchise. Because of the timing of the merger, the focus of this presentation will be on comparisons of quarterly performance, with particular emphasis on the third quarter of 2006.  As required under the reporting rules of the Securities and Exchange Commission, consideration will also be given to year-to-date comparisons, which are inherently less meaningful in evaluating future performance.  In accordance with generally accepted accounting principles (GAAP) under purchase method accounting, comparisons of year-to-date results have not been restated for the impact of the FNB Financial Corporation operations for the first five months of 2006 or for the first nine months of 2005, rendering these comparative analyses less useful than the quarterly comparison.

Net income for the nine months ended September 30, 2006 and 2005 was $4,500,000 and $3,593,000, respectively. The increase of $907,000, or 25.2%, is attributable to the Company’s core banking business and the acquisition of FNB Financial Corporation (“FNB”).  Net interest income increased 35.7%, other income increased 54.0%, the provision for loan losses increased 9.5% and other expenses increased 52.0%. On a basic and diluted per share basis, net income for the nine months ended September 30, 2006 was $2.23 and $2.20, respectively, as compared with $2.08 and $2.05 for the nine months ended September 30, 2005. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 9.5% and 10.54% for the first nine months of 2006 and 2005, respectively. The decrease in this ratio is attributable to an increase in equity due to the merger.

During the first nine months of 2006, the Company’s assets increased $183,616,000, or 52.4%, to $536,859,000 as of September 30, 2006 from $352,223,000 as of December 31, 2005. This increase is primarily attributable to acquiring the assets of FNB, which totaled $185,248,000.  Total loans increased 67.8% to $384,791,000.  Total deposits increased by $141,287,000, or 54.1%, during the first nine months of 2006 to $402,465,000 as of September 30, 2006 from $261,178,000 as of December 31, 2005.  As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit growth may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30, 2006, total interest income increased by $3,388,000, or 78.1%, to $7,724,000 as compared with $4,336,000 for the three months ended September 30, 2005. This increase is primarily due to acquiring FNB and increases in the one year Treasury rate and the prime rate. During the three months ending September 30, 2006 earning assets decreased 1.5% to $481,900,000.  Loans increased $7,258,000 while investment securities decreased $4,239,000 and overnight Fed Funds sold decreased $10,113,000.  Management continued to target efforts to attract mortgage and small commercial loans. Further impacting interest income were a 25-basis point increase in the prime rate, increases in the Federal funds rate and decreases in the one year Treasury during the three months ending September 30, 2006.

Total interest expense increased by $1,715,000, or 121.7% to $3,124,000 for the three months ended September 30, 2006 from $1,409,000 for the three months ended September 30, 2005. This increase is primarily due to acquiring FNB, to the increased deposit balances and the increased costs associated with attracting deposits at a time when short-term interest rates are rising, and to the higher rates associated with overnight fed funds borrowings. Increases in rates were needed to attract deposits, particularly money market accounts.  A new money market product was introduced during the three months ending June 30, 2006 with a yield of 4.00% and is significantly higher than the 2.23% cost of money market accounts during September 2005.

Net interest income increased by $1,673,000, or 57.2%, to $4,600,000 for the three months ending September 30, 2006 from $2,927,000 for the three months ending September 30, 2005.  This increase is primarily due to acquiring FNB and also attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates.

For the nine months ended September 30, 2006, total interest income increased by $5,946,000, or 49.3%, to $18,002,000 as compared with $12,056,000 for the nine months ended September 30, 2005. This increase is primarily due to acquiring FNB and increases in the one year Treasury rate and the prime rate. During the nine months ending September 30, 2006 earning assets increased 47.0%.  In addition, management targeted efforts to attract mortgage and small commercial loans. Further impacting interest income were five 25-basis point increases in the prime rate, increases in the Federal funds rate and increases in the one year Treasury during the nine months ending September 30, 2006 that resulted in higher yields on interest earning assets.

Total interest expense increased by $2,972,000, or 79.9%, to $6,694,000 for the nine months ended September 30, 2006 from $3,722,000 for the nine months ended September 30, 2005. This increase is primarily due to acquiring FNB, to the increased deposit balances and the increased costs associated with attracting deposits at a time when short-term interest rates are rising, and to the higher rates associated with overnight fed funds borrowings. Increases in rates were needed to attract deposits, particularly money market accounts. Higher rates paid to attract time deposits and a new money market product that was introduced during the six months ending June 30, 2006 with a yield of 4.00% have contributed to the increased interest expense.

Net interest income increased by $2,974,000, or 35.7%, to $11,308,000 for the nine months ending September 30, 2006 from $8,334,000 for the nine months ending September 30, 2005.  This increase is primarily due to acquiring FNB and also attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates plus the increased earning assets funded by deposit growth.

Provision for Loan Losses

The provision for loan losses was $100,000 for the three months ending September 30, 2006, compared with $60,000 for the three months ending September 30, 2005, an increase of 66.7%. The increase in the provision is primarily due to acquiring FNB.  The level of provision is attributable to the consistency in the high quality of the loan portfolio.

The provision for loan losses was $230,000 for the nine months ending September 30, 2006; compared with $210,000 for the nine months ending September 30, 2005, an increase of 9.5%. The increase in the provision is primarily due to acquiring FNB.  The level of provision is attributable to the consistency in the high quality of the loan portfolio.

The allowance for loan losses represented 0.92% of total loans at September 30, 2006, compared with 0.93% as of December 31, 2005 and 0.91% as of September 30, 2005. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of September 30, 2006, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 23.

Other Income

For the three months ended September 30, 2006, other income was $2,185,000, an increase of $755,000, or 52.8%, compared with other income of $1,430,000 for the three months ended September 30, 2005. The increase was primarily due to an increase of $500,000 in gains from the sale of equity securities, which were $1,273,000 for the three months ended September 30, 2006 and $773,000 for the three months ended September 30, 2005.  Other income was positively impacted by increases of $117,000 in NSF fees, $46,000 in ATM fees, $25,000 in service charges on deposit accounts and $23,000 in mortgage banking activities.

For the nine months ended September 30, 2006, other income was $5,069,000, an increase of $1,777,000, or 54.0%, compared with other income of $3,292,000 for the nine months ended September 30, 2005. The increase was primarily due to an increase of $1,183,000 in gains from the sale of equity securities, which were $2,757,000 for the nine months ended September 30, 2006 and $1,574,000 for the nine months ended September 30, 2005.  Other income was positively impacted by increases of $221,000 in NSF fees, $102,000 in ATM fees, $82,000 in mortgage banking activities and $56,000 in investment services.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $4,463,000 for the three months ended September 30 2006 from 2,292,000 for the three months ended September 30, 2005.  The $2,171,000, or 94.7% increase was primarily due to acquiring FNB, which increased salary and benefits, as well as occupancy costs.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $1,112,000, or 97.5%, to $2,252,000 for the three months ended September 30, 2006 from $1,140,000 for the three months ended September 30, 2005. The increase is primarily attributable to the increase in salary expenses of $955,000 and the associated benefit costs.  Included in salary expense is a one time expense for change of control agreements of $320,000 related to the FNB acquisition.

Occupancy and equipment expenses increased $645,000, or 228.7%, to $927,000 for the three months ended September 30, 2006 from $282,000 for the three months ended September 30, 2005. The increase is primarily due to acquiring FNB, increasing computer costs by $239,000, equipment costs by $138,000 and building depreciation by $41,000.

Other operating expenses during the three months ended September 30, 2006 increased $414,000, or 47.6% to $1,284,000 from $870,000 during the three months ended September 30, 2005.  This increase was primarily due to acquiring FNB, including increased expense for amortization of core deposit intangibles by $ 107,000.

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $9,845,000 for the nine months ended September 30, 2006 from 6,478,000 for the nine months ended September 30, 2005.  The $3,367,000, or 52.0% increase was primarily due to increases in salary and benefits, occupancy costs and costs associated with data processing.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $1,721,000, or 52.0%, to $5,029,000 for the nine months ended September 30, 2006 from $3,308,000 for the nine months ended September 30, 2005. The increase is primarily attributable to the increase in salary expenses of $1,272,000 and the associated benefit costs. Included in salary expense is a one time expense for change of control agreements of $320,000 related to the FNB acquisition.

Occupancy and equipment expenses increased $1,233,000, or 146.8%, to $2,073,000 for the nine months ended September 30, 2006 from $840,000 for the nine months ended September 30, 2005. The increase is primarily due to acquiring FNB and to increased depreciation and computer service expenses.

Other operating expenses during the nine months ended September 30, 2006 increased $413,000, or 17.7% to $2,743,000 from $2,330,000 during the nine months ended September 30, 2005.  This increase was primarily due to acquiring FNB, including increased expense for amortization of core deposit intangibles by $142,000.

Income Taxes

Income tax expense was $712,000 for the three months ended September 30, 2006, an increase of $159,000, or 28.8%, compared with $553,000 for the three months ended September 30, 2005. The increased tax expense is consistent with the higher level of net income.

Income tax expense was $1,802,000 for the nine months ended September 30, 2006, an increase of $457,000, or 34.0%, compared with $1,345,000 for the nine months ended September 30, 2005. The increased tax expense is consistent with the higher level of net income.

Net Income

Net income for the three months ended September 30, 2006 was $1,510,000, an increase of $58,000, or 4.0%, compared with $1,452,000 for the three months ended September 30, 2005. The increase in net income is the result of increases of $1,673,000 in net interest income and $755,000 in other income, offset by an increase of $40,000 in the provision for loan losses, and increases of $2,171,000 in other expenses and $159,000 in taxes. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.64 and $0.63 as compared with $0.84 and $0.82 for the three months ended September 30, 2005.

Net income for the nine months ended September 30, 2006 was $4,500,000, an increase of $907,000, or 25.2%, compared with $3,593,000 for the nine months ended September 30, 2005. The increase in net income is the result of increases of $2,974,000 in net interest income and $1,777,000 in other income, offset by an increases of $20,000 in the provision for loan losses, and $3,337,000 in other expenses and $457,000 in taxes. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $2.23 and $2.20 as compared with $2.08 and $2.05 for the nine months ended September 30, 2005.

FINANCIAL CONDITION

Changes in the statement of condition at September 30, 2006 compared to December 31, 2005 were influenced by the acquisition of the net identifiable assets of FNB Financial Corporation.  In order to isolate the impact of the acquisition of these assets and liabilities on the post-merger financial position of Tower Bancorp, Inc., a presentation is prepared to isolate the pre-merger opening balances of FNB Financial Corporation.

(in thousands)	Net Assets Acquired in Merger	Effects of Purchase Accounting Adjustments	Pro Forma Opening FNB Financial Corp. Balances

Cash and due from banks	$4,596	$0	$4,596

Investment Securities	29,396	0	29,396

Net Loans	141,666	-1577	140,089

Core Deposit Intangible	1,221	1122	2,343

Other Assets	8,369	173	8,542

Total Assets Acquired	$185,248	-282	184,966

Deposits	$139,393	$-335	$139,058

Borrowings	29,396	-125	29,271

Other Liabilities	1,556	0	1,556

Total Liabilities Acquired	170,345	-460	169,885

Net Assets Acquired	$14,903	$178	$15,081

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

Although the Company generally intends to hold its investment securities to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. Securities in the held to maturity category are accounted for at amortized cost. Most securities held as of September 30, 2006 are classified as available for sale. The Company holds no trading securities in its portfolio.  The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions.  Equity investments are accounted for at fair market value.  The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at September 30, 2006 was $94,020,000, compared to $83,157,000 at December 31, 2005, an increase of $10,863,000, or 13.1%.  The increase is due primarily to acquiring FNB, increasing securities by $25,108,000 and a decrease of $14,378,000 of securities held by First National Bank of Greencastle.  The maturing securities held by First National Bank of Greencastle matched the closing of a large money market deposit account opened in June 2005 for an estate.

Bank Owned Securities

The bank owned securities portfolio at September 30, 2006 was $53,874,000, compared to $46,422,000 at December 31, 2005, an increase of $7,452,000, or 16.1%.  The increase is due primarily to acquiring FNB, increasing securities by $25,108,000 and a decrease of $17,655,000 of securities held by First National Bank of Greencastle.  The maturing securities held by First National Bank of Greencastle matched the closing of a large money market deposit account opened in June 2005 for an estate.

The carrying value of the available for sale portion of the portfolio at September 30, 2006 includes an unrealized gain of $799,000 (reflected as accumulated other comprehensive income of $527,000 in stockholders’ equity, net of a deferred income tax liability of $272,000). This compares with an unrealized gain at December 31, 2005 of $723,000 (reflected as accumulated other comprehensive income of $477,000 in stockholders’ equity, net of a deferred income tax liability of $246,000).

Holding Company Owned Securities

The securities portfolio at September 30, 2006 was $40,146,000, compared to $36,735,000 at December 31, 2005, an increase of $3,411,000, or 9.3%.  The increase includes $1,010,000 increase of unrealized gains.  Realized gains on sale of equity securities were $2,757,000 for the nine months ended September 30, 2006.

The carrying value of the available for sale portion of the portfolio at September 30, 2006 includes an unrealized gain of $14,768,000 (reflected as accumulated other comprehensive income of $9,747,000 in stockholders’ equity, net of a deferred income tax liability of $5,021,000). This compares with an unrealized gain at December 31, 2005 of $13,758,000 (reflected as accumulated other comprehensive income of $9,080,000 in stockholders’ equity, net of a deferred income tax liability of $4,678,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $155,483,000, or 67.8%, to $384,791,000 at September 30, 2006 from $229,308,000 at December 31, 2005. This increase is primarily due to acquiring FNB.  Gross loans represented 95.6% of total deposits at September 30, 2006 as compared with 87.8% at December 31, 2005. This increase is primarily due to acquiring FNB.

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

The allowance for loan losses at September 30, 2006 and December 31, 2005 was $3,529,000 and $2,129,000, respectively, compared to $2,103,000 at September 30, 2005. This increase is primarily due to acquiring FNB.  At September 30, 2006, the allowance for loan losses represented 0.92% of the gross loan portfolio, compared with 0.93% at December 31, 2005. This compares to 0.91% at September 30, 2005. At September 30, 2006, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 –“Analysis of Allowance for Loan Loss” –details the activity, which occurred in the allowance over the first nine months of 2006 and 2005.

Table 1 –Analysis of Allowance for Loan Loss (1)

(in thousands)	2006	2005
Balance, January 1	$2,129	$1,902
Provision charged to operating expense	230	210
Charge-offs:
Commercial	0	0
Real Estate	0	0
Consumer	(23)	(53)
Total charge-offs	(23)	(53)

Recoveries:
Commercial	2	22
Real Estate	0	0
Consumer	28	22
Total Recoveries	30	44

Net (charge-offs) recoveries	7	(9)

Reserve due to acquisition of FNB	1,163	0

Balance, September 30	$3,529	$2,103

Net charge-offs or (recoveries) to average net loans	(0.01)	0.02

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

Table 2 – “Asset Quality Ratios” – summarizes pertinent asset quality ratios at September 30, 2006 and December 31, 2005.

Table 2 – Asset Quality Ratios

	9/30/06	12/31/05
Non-accrual loans/total loans	0.07%	0.02%
Non-performing assets (1)/total loans	0.01%	0.05%
Net charge offs (recoveries)/average loans	(0.01)%	0.02%
Allowance/total loans	0.91%	0.93%
Allowance/non-accrual loans	13.68%	47.31%
Allowance/non-performing loans (1)	8.74%	20.47%

(1) – Includes non-accrual loans

At September 30, 2006, the Company had other real estate owned (not used in operations) in the amount of $1,617,000.  At September 30, 2006 and December 31, 2005, the Company had non-accrual loans in the amount of $258,000 and $45,000, respectively.  This increase is primarily due to acquiring FNB, which as of September 30, 2006 added two mortgages to unrelated borrowers in non-accrual totaling $179,000.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. The Company maintains a diversified loan portfolio, granting agribusiness, commercial and residential loans to customers.  The majority of the Bank’s lending is made within its primary market area, which includes Fulton County and southern Franklin County, Pennsylvania and northern Washington County, Maryland.  Although no concentrations exist to one borrower or related group of borrowers, the Bank’s commercial lending is primarily secured by real estate.

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

The Company had $10,559,000 and $7,387,000 in BOLI as of September 30, 2006 and December 31, 2005, respectively.  This increase is primarily due to acquiring FNB, which as of September 30, 2006 had $2,933,000 in BOLI.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at September 30, 2006 were $402,465,000, an increase of $141,287,000, or 54.1%, from total deposits of $261,178,000 at December 31, 2005. This increase is primarily due to acquiring FNB.  Time deposits as a percent of total deposits increased from 33.3% as of December 31, 2005 to 42.3% as of September 30 2006.  This increase is also primarily due to acquiring FNB.  Time deposits are the highest costing deposit.

Short-Term Borrowings

Short term borrowings at September 30, 2006 were $14,072,000, compared to $5,516,000 at December 31, 2005, an increase of $8,556,000, or 155.1%.  This increase is primarily due to acquiring FNB.  Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings.  Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Debt Borrowings

Long term borrowings at September 30, 2006 were $31,760,000, compared to $30,000,000 at December 31, 2005, an increase of $1,760,000, or 5.9%.  This increase is primarily due to acquiring FNB, which as of September 30, 2006 added $6,760,000 of long term borrowings with the Federal Home Loan Bank of Pittsburgh.  The First National Bank of Greencastle reduced by $5,000,000 its long term debt with the Federal Home Loan Bank of Pittsburgh during the first nine months of 2006.    .

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $15,915,000 at September 30, 2006, compared to $24,920,000 at December 31, 2005, a decrease of $9,005,000 or 36.1%.  This decrease is primarily due to merging First National Bank of McConnellsburg with FNB of Greencastle and the netting effect of the federal funds sold position at First National Bank of Greencastle compared to the federal funds purchased position at First National Bank of McConnellsburg.   Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2006, there were $73,402,000 in liquid securities as compared to $67,601,000 at December 31, 2005. Liquid securities increased by $5,801,000 since year end primarily due to acquiring FNB.  Liquid securities held at Tower Bancorp increased $3,412,000 due to purchases and market value fluctuations exceeding sales, calls and maturities of investment securities.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at September 30, 2006 were $402,465,000, compared to $261,178,000 at December 31, 2005. In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at September 30, 2006, is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in, the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at September 30, 2006 were $93,897,000, which consisted of $91,799,000 in unfunded commitments to existing loans and unfunded new loans and $3,318,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at September 30, 2006 for the Company and the Bank.

Table 3 – Capital Ratios

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$61,533	17.1%	>28,784	>8.0%	N/A	N/A
Bank	44,969	13.0%	>27,602	>8.0%	>34,502	>10.0%

Tier 1 capital/risk weighted assets:
Company	51,358	14.3%	>14,392	>4.0%	N/A	N/A
Bank	41,440	12.0%	>13,801	>4.0%	>20,701	>6.0%

Tier 1 capital/average assets
Company	51,358	9.4%	>21,845	>4.0%	N/A	N/A
Bank	41,440	8.2%	>20,234	>4.0%	>25,292	>5.0%

These capital ratios continue to remain at levels, which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In accordance with such requirements, on September 13, 2006, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.26 per share, payable on October 20, 2006 to all shareholders of record as of October 2, 2006. The payment of this quarterly cash dividend decreased retained earnings by $616,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements.  SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  Such correction may be made the next time the registrant files the prior year financial statements.  Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006.  The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year.  Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial.  The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155).  SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 156).  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts.  The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements.  At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights.  SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not anticipate this new standard will have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation.  For a pension plan, the benefit obligation is the projected benefit obligation.  For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The Company does not anticipate this new standard will have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 4, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate this new standard will have a material effect on its financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of September 30, 2006.  Based on such evaluation, such officers have concluded that, as of September 30, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the third quarter of 2006.

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company, after consulting with legal counsel, no legal proceedings are pending which would have a material effect on the Corporation or subsidiary.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to Management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A – Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

January 2006	None	N/A	None	9,585

February 2006	1,500	45.25	1,500	8,085

March 2006	None	N/A	None	8,085

April 2006	None	N/A	None	8,085

May 2006	None	N/A	None	8,085

June 2006	None	N/A	None	8,085

July 2006	None	N/A	None	8,085

August 2006	None	N/A	None	8,085

September 2006	4,316	44.66	4,316	3,769

Total	5,816	44.81	5,816	3,769

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

Not applicable

Item 6 – Index to Exhibits

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of September 21, 2005, by and between Tower Bancorp, Inc. and FNB Financial Corporation (incorporated by reference to Annex A to Tower Bancorp, Inc.’s Proxy Statement/Prospectus to the Registration Statement on Form S-4 (File No. 333-130485 filed on January 25, 2006).

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

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	November 8, 2006

/s/Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date:	November 8, 2006