Form 10-K
period 2006-12-31
TOWER BANCORP INC
filed 2007-03-15
CIK 740942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number:  0-12826

TOWER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1445946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Center Square, Greencastle, Pennsylvania	17225
(Address of principal executive offices)	(Zip Code)

(717) 597-2137
Registrant’s telephone number, including area code:

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

As of June 30, 2006, 2,371,400 shares of the registrant’s common stock were outstanding.  The aggregate market value of such shares held by nonaffiliates on that date was $ 91,642,950.  As of December 31, 2006, there were 2,357,203 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2006 are incorporated by reference into Parts I and II.  Portions of the Proxy Statement for the 2007 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

TOWER BANCORP,INC.

FORM 10-K

Item 1.  Business.

History and Business

Tower Bancorp, Inc. (“Tower” or “the Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  Tower was organized on October 12, 1983, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring The First National Bank of Greencastle, Greencastle, Pennsylvania (“First”) and such other banks and bank related activities as are permitted by law and desirable.  On June 1, 1984, Tower acquired 100% ownership of The First National Bank of Greencastle, issuing 159,753 shares of Tower’s common stock to the former First shareholders.  On June 1, 2006, Tower completed the acquisition of FNB Financial Corporation, McConnellsburg, Pennsylvania.  FNB Financial Corporation was merged into Tower Bancorp, Inc. whereby FNB Financial Corporation’s wholly-owned subsidiary, the First National Bank of McConnellsburg became the wholly-owned subsidiary of Tower.  This transaction was accounted for in accordance with SFAS No. 141 “Business Combinations”.  In the merger, FNB shareholders received either 0.8663 shares of Tower common stock for each share of FNB common stock or $ 39.00 in cash for each share held, depending on shareholder elections and subject to the allocation provisions of the Merger Agreement.  FNB Financial Corporation’s shareholders received an aggregate of 640,381 shares of the Tower’s common stock and $ 2.363 million in cash in exchange for all outstanding common shares.  On August 26, 2006, The First National Bank of McConnellsburg was merged with and into The First National Bank of Greencastle.

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q’s — quarterly reports; 10-K — annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year.  Copies of the Corporation’s filings may be obtained free of charge through the SEC’s internet site at www.sec.gov.  The Corporation’s annual report on Form 10-K can also be obtained free of charge by accessing the Corporation’s website at www.fnbgc.com.  Copies of the Corporation’s filings are also available to be read and copied at the SEC’s Public Reference Room at 100 F Street N. W., Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Tower’s primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its sixteen branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg, Chambersburg (2), Laurich, Rozerville, McConnellsburg (2), Needmore, and Fort Loudon, Pennsylvania, Hancock and Hagerstown, Maryland (2), as well as its main office in Greencastle, Pennsylvania.  The day-to-day management of First is conducted by the subsidiary’s officers.  Tower derives the majority of its current income from First.

Tower has no employees other than its four officers who are also employees of First, its subsidiary.  On December 31, 2006, First had 153 full-time and 30 part-time employees.

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

First grants agribusiness, commercial, and residential loans to customers throughout the Cumberland Valley area; Fulton County, Pennsylvania; and Hancock, Maryland.  It maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but generally includes equipment and real estate.  The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 4 of the Annual Report to Shareholders).

In 2000, First entered into an affiliation agreement with Sentry Trust Company, a Pennsylvania Limited Purpose Bank, (“Sentry”) whereby Sentry acquired from First the right to service the trust accounts of First.  Through this affiliation agreement, trust and other financial services were provided to First’s customers by Sentry.  In 2006, First reacquired from Sentry the right to service the trust accounts of First.  First reestablished a Trust Department in the fourth quarter of 2006.

As of December 31, 2006, First had total assets of approximately $ 503 million, total shareholders’ equity of approximately $ 59 million and total deposits of approximately $ 410 million.

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

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations.  See Note 21 of the Notes to Financial Statements (Exhibit 13) for a discussion of the limitations on the availability of Tower’s subsidiary’s undistributed earnings for the payment of dividends due to such regulation and other reasons.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides among other things that a financial institution insured by the Federal Deposit Insurance Corporation (“FDIC”) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent.  Tower currently has only one subsidiary insured by the FDIC and as a result has not been significantly affected by the aforementioned provisions of FIRREA.

The OCC issued guidelines which, effective December 31, 1990, imposed upon national banks risk-based capital and leverage standards.  These capital requirements of bank regulators, are discussed in Note 21 of the notes to financial statements.  Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities.  Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.

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

Based on their respective regulatory capital ratios at December 31, 2006, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.  See “Capital Funds” in management’s discussion and analysis in Tower’s annual report as shown in Exhibit 13.

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

Competition

First’s principal market area consists of Franklin and Fulton Counties, Pennsylvania and the northcentral and northwest portions of Washington County, Maryland.  It services a substantial number of depositors in this market area, with the greatest concentration within a limited radius of Greencastle, Pennsylvania.

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

As of December 31, 2006, approximately 14% of the Corporation’s loan portfolio consisted of commercial and industrial loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2006, its allowance for loan losses totaled $ 3,610,000, representing 0.92% of its total loans.

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

The Corporation is a registered bank holding company, and its subsidiary bank is a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). As a result, the Corporation is subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and eligible business activities for the Corporation, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to its ability to engage in new activities and to consummate additional acquisitions.

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

Item 1b.  Unresolved Staff Comments

None

Item 2.  Properties.

First owns buildings at Center Square, Greencastle, Pennsylvania (its corporate headquarters); Shady Grove, Pennsylvania; 4136 Lincoln Way West, (Laurich Branch), Chambersburg, Pennsylvania; Quincy, Pennsylvania; Waynesboro, Pennsylvania; 18233 Maugans Avenue, Hagerstown, Maryland; Lincoln Way East, Chambersburg, Pennsylvania; two in McConnellsburg, Pennsylvania; Needmore, Pennsylvania; Fort Loudon, Pennsylvania; Rouzerville, Pennsylvania; and Hancock, Maryland.  In

addition, First leases approximately 1,500 square feet in a building located at 11906 Buchanan Trail West, Mercersburg, Pennsylvania, 565 square feet located at 785 Fifth Avenue, Chambersburg, Pennsylvania, and 3,560 square feet located at 1101 Professional Court, Hagerstown, Maryland.  Offices of the bank are located in each of these buildings.

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

Item 4.  Submission of Matters to Vote of Security Holders.

None

Part II

Item 5.                 Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Tower’s common stock is not traded on a national securities exchange, but is traded on the OTCBB under the symbol TOBC.  At December 31, 2006, the approximate number of shareholders of record was 1,321.  The price ranges for Tower common stock set forth below are the approximate high and low bid prices obtained from brokers who make a market in the stock and do not reflect prices in actual transactions.

	Period	Dividends		Market Price
2006	1st Quarter	$.24		$45.00	—	$47.75
	2nd Quarter	.24		42.30	—	46.70
	3rd Quarter	.26		42.30	—	49.75
	4th Quarter	.00	(1)	44.20	—	45.00
2005	1st Quarter	$.22		$43.75	—	$54.00
	2nd Quarter	.22		49.00	—	53.00
	3rd Quarter	.24		42.30	—	49.40
	4th Quarter	.24		43.25	—	48.00

(1)  Beginning in the 1st quarter of 2007, the Corporation changed its dividend declaration and payment policy.  The Corporation now declares and pays its quarterly dividends during the same calendar quarter.  Therefore, while the Corporation paid four (4) dividends during 2006, the table reflects only three (3) dividends that were declared during 2006.

Shareholder Return Performance Graph

A line graph is set forth below.  The graph compares the yearly change in the cumulative total shareholder return on the Corporation’s stock against the cumulative total return of the NASDAQ Composite and the Peer Group Index for the period of five fiscal years commencing January 1, 2002 and ended December 31, 2006. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Tower Bancorp Incorporated	100.00	128.54	175.99	196.93	219.93	210.59
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Mid-Atlantic Custom Peer Group*	100.00	1117.92	173.81	196.63	194.01	207.37

*       Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $16.

The information required by Item 5 regarding the Equity Compensation Plan Information is incorporated by reference to Tower’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Schedule 14A.

Item 6.  Selected Financial Data

The selected five-year financial data on page 33 of the annual shareholders’ report for the year ended December 31, 2006 is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual obligations of the Corporation as of December 31, 2006 are as follows:

	Payments due by period
(in thousands) Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lines of credit outstanding	$9,545	$9,545	$0	$0	$0
Long-term debt obligations	31,871	0	10,000	10,250	11,621
Operating lease obligations	1,369	156	213	192	808
Total	$42,785	$9,701	$10,213	$10,442	$12,429

All other information required by Item 7 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 38 through 53 of the annual shareholders report which is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information set forth on pages 51 and 52 of the annual shareholders’ report for the year ended December 31, 2006 regarding quantitative and qualitative disclosures about market risk is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 4 through 37 of the annual shareholders report for the year ended December 31, 2006 attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.  Certain statistical information required in addition to those included in the annual shareholders’ report are submitted herewith as follows.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

The following table presents the loan portfolio at the end of each of the last five years:

	2006	2005	2004	2003	2002

(000 omitted)

Commercial,
financial &
Agricultural	$54,313	$41,619	$40,257	$38,703	$32,422

Real estate —
Construction	20,871	2,556	6,793	7,156	7,246

Real estate —
Mortgage	297,338	173,923	171,415	155,649	135,104

Installment
& other
personal
loans (net
of unearned
income)	17,897	11,210	11,004	12,559	12,765

Total loans	$390,419	$229,308	$229,469	$214,067	$187,537

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

Years Ended December 31

	2006	2005	2004	2003	2002
(000 omitted)

Average total loans outstanding (net of unearned income)	$318,819	$228,848	$220,789	$198,599	$183,805
Allowance for loan losses, beginning of period	2,129	1,902	1,864	1,632	1,577
Additions to provision for loan losses charged to operations	360	270	360	360	310
Addition due to merger	1,163	0	0	0	0
Loans charged off during the year Commercial	0	1	276	29	101
Real estate mortgage	0	0	0	0	0
Installment	87	95	106	162	205
Total charge-off’s	87	96	382	191	306
Recoveries of loans previously charged off:
Commercial	3	22	35	5	3
Installment	42	31	25	58	34
Mortgage	0	0	0	0	14
Total recoveries	45	53	60	63	51
Net loans charged
off (recovered)	42	43	322	128	255
Allowance for loan losses, end of period	$3,610	$2,129	$1,902	$1,864	$1,632
Ratio of net loans charged off (recovered) to average loans outstanding	.01%	.02%	.15%	.06%	.14%

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

	2006	2005	2004	2003	2002
(000 omitted)

Nonaccrual loans	$688	$44	$9	$540	$781
Accrual loans:
Restructured	$0	$0	$0	$0	$0
30 - 89 days past due	2,002	299	155	432	386
90 days or more past due	393	59	13	178	188
Total accrual loans	$2,395	$358	$168	$610	$574

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

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

ALLOWANCE FOR LOAN LOSSES

The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years.  In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

	December 31
	2006		2005
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans
(000 omitted)
Commercial,financial and agricultural	$2,144	13.91%	$474	18.2%
Real estate - Construction	0	5.35	0	1.1
Real estate - Mortgage	703	76.16	664	75.8
Installment	220	4.58	0	4.9
Unallocated	543	N/A	991	N/A
Total	$3,610	100.0%	$2,129	100.0%

	December 31
	2004		2003		2002
		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans
(000 omitted)
Commercial, financial and agricultural	$453	17.5%	$694	18.1%	$718	17.3%
Real estate - Construction	0	3.0	0	3.3	0	3.9
Real estate - Mortgage	664	74.7	664	72.7	664	72.1
Installment	0	4.8	0	5.9	0	6.7
Unallocated	785	N/A	506	N/A	250	N/A
Total	$1,902	100.0%	$1,864	100.0%	$1,632	100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

The average amounts of deposits are summarized below:

Years Ended December 31
	2006	2005	2004
(000 omitted)
Demand deposits	$38,600	$23,435	$19,386
Interest bearing demand deposits	120,849	105,492	92,933
Savings deposits	42,266	30,936	28,787
Time deposits	136,159	84,308	75,463
Total deposits	$337,874	$244,171	$216,569

RETURN ON EQUITY AND ASSETS

(APPLYING DAILY AVERAGE BALANCES)

The following table presents a summary of significant earnings and capital ratios:

	2006	2005	2004
(000 omitted)
Average assets	$457,252	$333,467	$305,515
Net income	$6,132	$5,032	$4,723
Average equity	$67,696	$46,181	$42,033
Cash dividends	$1,602	$1,591	$2,311
Return on assets	1.34%	1.51%	1.55%
Return on equity	9.06%	10.90%	11.24%
Dividend payout ratio	26.13%	31.62%	48.90%
Equity to asset ratio	14.80%	13.85%	13.76%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS

	Years Ended December 31
	2006	2005	2004	2003	2002
(000 omitted)
Interest income	$25,799	$16,494	$14,126	$14,350	$15,780
Interest expense	9,873	5,152	4,011	4,267	5,252
Net interest income	15,926	11,342	10,115	10,083	10,528
Provision for loan Losses	360	270	360	360	310
Net interest income after provision for loan losses	15,566	11,072	9,755	9,723	10,218
Other income:
Investment services income	413	254	79	31	0
Service charges — Deposits	1,523	1,112	992	864	621
Other service charges, collection and exchange, charges, commission fees	1,084	722	559	431	390
Other operating income	4,304	2,714	2,961	3,479	2,316
Total other income	7,324	4,802	4,591	4,805	3,327
Income before operating expense	22,890	15,874	14,346	14,528	13,545
Operating expenses:
Salaries and employees benefits	6,949	4,474	4,078	3,901	3,558
Occupancy and equipment expense	3,073	1,886	1,702	1,594	1,575
Other operating expenses	4,018	2,455	2,154	2,261	1,796
Total operating Expenses	14,040	8,815	7,934	7,756	6,929
Income before income taxes	8,850	7,059	6,412	6,772	6,616
Income tax	2,718	2,027	1,689	1,821	1,763
Net income applicable to common stock	$6,132	$5,032	$4,723	$4,951	$4,853
Per share data:
Earnings per common share	$2.92	$2.91	$2.73	$2.86	$2.79
Cash dividend — common	$.74	$.92	$1.34	$1.26	$.84
Average number of common shares	2,103,487	1,727,055	1,727,856	1,733,477	1,737,298

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9a. Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006.  Based on such evaluation, such officers have concluded that, as of December 31, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

Management’s report on internal control over financial reporting and the attestation report of the Registered Public Accounting Firm are included in the annual shareholders’ report for the year ended December 31, 2006 attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect these controls during the fourth quarter of 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9b.  Other Information

The Corporation had no other events that should have been disclosed on Form 8K that were not already disclosed on such form.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The Corporation has adopted a Code of Ethics that applies to all Directors and Senior Managers (including its Chief Executive Officer and Chief Financial Officer).  The Corporation’s Directors and Senior Management Code of Ethics is available on First National Bank of Greencastle’s website at http://www.fnbgc.com under the “About Us” tab.

All other information required by Item 10 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from Tower Bancorp, Inc.’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A, and Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

(1) - List of Financial Statements
The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2006 attached to this Form 10-K as Exhibit 13, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2006 and 2005
Consolidated statements of income - Years ended December 31, 2006, 2005, and 2004
Consolidated statements of stockholders’ equity - Years ended December 31, 2006, 2005, and 2004
Consolidated statements of cash flows - Years ended December 31, 2006, 2005, and 2004
Notes to consolidated financial statements - December 31, 2006
(2)

List of Financial Statement Schedules All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits
	(3.1)	Articles of Incorporation of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005
	(3.2)	Bylaws of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).
	(10)	Material contracts
	(10.1)	Change of Control Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.4 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).
	(10.2)	Change of Control Agreement of Franklin T. Klink, III dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

(10.3)	Change of Control Agreement of Donald G. Kunkle dated as of January 4, 2002 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).
(10.4)	Change of Control Agreement of John H. McDowell, Sr. dated as of December 23, 1998 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 1998).
(10.5)	Tower Bancorp, Inc.’s Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333- 40661)).
(10.6)	Tower Bancorp, Inc.’s Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).
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

(10.10)

Form of Amendment and Restatement of the First National Bank of Greencastle Executive Bonus Agreement (incorporated by reference to Exhibit 10.8 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485))

(10.11)	First National Bank of Greencastle Employees’ Stock Ownership Plan Incorporated by reference to Exhibit 99.3 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661).
(13)	Annual report to security holders - filed herewith
(21)	Subsidiaries of the registrant - filed herewith
(23.1)	Consent of independent registered public accounting firm - filed herewith

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

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

Dated:  February 28, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jeff B. Shank	President &
Jeff B. Shank	Director	February 28, 2007

/S/ Kermit G. Hicks	Chairman of the
Kermit G. Hicks	Board & Director	February 28, 2007

/S/Robert L. Pensinger	Vice Chairman of the
Robert L. Pensinger	Board & Director	February 28, 2007

/S/Frederic M. Frederick	Director	February 28, 2007
Frederic M. Frederick

/S/James H. Craig, Jr.	Director	February 28, 2007
James H. Craig, Jr.

/S/ Lois Easton	Director	February 28, 2007
Lois Easton

/S/ Mark E. Gayman	Director	February 28, 2007
Mark E. Gayman

/S/ Patricia A. Carbaugh	Director	February 28, 2007
Patricia A. Carbaugh

/S/ Harry D. Johnston	Director	February 28, 2007
Harry D. Johnston

/S/ Terry Randall	Director	February 28, 2007
Terry Randall

Exhibit Index

Exhibit No.

13	Annual report to security holders

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002