Form 10-Q
period 2007-03-31
TOWER BANCORP INC
filed 2007-05-10
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,355,030 shares of common stock outstanding at March 31, 2007

TOWER BANCORP, INC.

PART I – FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$11,322	$14,128
Federal funds sold	40,561	6,530
Interest bearing balances with banks	97	97
Investment securities available for sale	43,893	44,478
Equity securities available for sale	41,531	43,153
Restricted bank stock	2,938	3,123
Loans:
Real estate mortgages	318,277	318,209
Commercial	53,611	54,313
Consumer	18,462	17,897
Gross loans	390,350	390,419
Less: reserve for possible loan losses	(3,715)	(3,610)
Loans, net	386,635	386,809
Bank premises, equipment, furniture and fixtures	11,397	11,579
Accrued interest receivable	1,883	1,841
Cash surrender value of life insurance	10,567	10,683
Goodwill	16,537	16,535
Core deposit intangible	1,988	2,095
Other assets	887	1,116
Total assets	$570,236	$542,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits in domestic offices:
Demand	$42,290	$47,548
Savings	227,044	188,147
Time	174,243	174,140
Liabilities for borrowed money	36,410	41,643
Accrued interest payable	1,200	994
Other liabilities	7,134	8,142
Total liabilities	488,321	460,614

STOCKHOLDERS’ EQUITY
Capital stock, common, no par, authorized 5,000,000 shares; 2,420,481 and 1,780,100 shares issued	2,225	2,225
Additional paid-in capital	34,868	34,810
Retained earnings	37,504	36,148
Accumulated other comprehensive income	9,794	10,731
Less: cost of treasury stock; 2007 - 65,451 shares; 2006 - 63,278 shares	(2,476)	(2,361)
Total stockholders’ equity	81,915	81,553

Total liabilities and stockholders’ equity	$570,236	$542,167

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2007 and 2006

(UNAUDITED)

	2007	2006
	(000 Omitted)
Interest Income
Interest & fees on loans	$6,930	$3,812
Interest on investment securities available for sale	773	688
Interest on federal funds sold	479	142
Total interest & dividend income	8,182	4,642
Interest Expense
Interest on deposits	2,931	1,092
Interest on borrowed money	514	481
Total interest expense	3,445	1,573

Net interest income	4,737	3,069

Provision for loan losses	150	60

Net interest income after provision for loan losses	4,587	3,009

Other Income
Investment service income	223	108
Service charges on deposit accounts	398	280
Other service charges	286	197
Other operating income	155	75
Investment securities gains (losses)	1,213	414
Total other income	2,275	1,074

Other Expense
Salaries, wages and other benefits	2,135	1,336
Occupancy and equipment expense	934	549
Other operating expenses	1,130	576
Total other expenses	4,200	2,461

Income before taxes	2,662	1,622
Applicable income taxes	693	412
Net income	$1,969	$1,210

Earnings per share:
Basic earnings per share	$0.84	$0.70
Weighted average shares outstanding	2,357,802	1,728,715
Diluted earnings per share	$0.82	$0.69
Weighted average shares outstanding	2,393,352	1,762,611

Dividends declared per share	$0.26	$0.24

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended
	March 31
	2007	2006
	(000 Omitted)

Net income	$1,969	$1,210

Other comprehensive income:
Unrealized holding gains (losses), net of tax	(937)	932

Comprehensive income	$1,032	$2,142

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(UNAUDITED)

	2007	2006
	(000 omitted)
Cash flows from operating activities:
Net income	$1,969	$1,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	104
Provision for loan losses	150	60
Granting of stock options	108	108
(Gain) on sale of investment securities	(1,213)	(414)
Other (net)	(18)	(410)
Net cash provided (used) by operating activities	1,318	658

Cash flows from investing activities:
Loans (net)	24	1,056
Purchases of bank premises, equipment, furniture and fixtures	(32)	(1,105)
Interest bearing balances with banks	0	2,986
Purchases of available for sale securities	(1,593)	(6,069)
Maturities/sales of available for sale securities	3,896	11,756
Redemption (purchase) of restricted bank stock	(119)	11
Net cash provided (used) by investing activities	2,176	8,635

Cash flows from financing activities:
Federal funds purchased	(34,031)	(1,312)
Net increase in deposits	33,742	(10,410)
Net increase (decrease) in borrowings	(5,233)	561
Purchase of treasury stock	(220)	(68)
Proceeds from sale of treasury stock	55	203
Cash dividends paid	(613)	(415)
Net cash provided (used) by financing activities	(6,300)	(11,441)

Net increase (decrease) in cash and cash equivalents	(2,806)	(2,148)

Cash and cash equivalents at beginning of period	14,128	11,744

Cash and cash equivalents at end of period	$11,322	$9,596

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Note 1.                                                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of March 31, 2007 and the results of its operations for the three month periods ended March 31, 2007 and 2006.  Information presented at December 31, 2006 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.                                                          Merger with FNB Financial Corporation

During the second quarter of 2006, the Company merged with FNB Financial Corporation (“FNB”), parent company of the First National Bank of McConnellsburg, located in McConnellsburg, Pennsylvania.  The Company acquired all of FNB’s outstanding shares of common stock.  The net assets of FNB were recorded at fair value.  Portions of the cost of acquisition, including certain expenses related to the merger, were allocated as intangible assets.  All results of operations subsequent to the merger are included in consolidated income totals.

Note 5.                                                          Stock Option Plans

During the quarters ended March 31, 2007 and 2006, the Company recognized compensation costs for the Company’s stock option plans as determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123R.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

The following is management’s discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company.  This discussion should be read in conjunction with the preceding condensed consolidated financial statements and related footnotes, as well as the Company’s December 31, 2006 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  Additional information is contained on pages 12 and 17 of this report for the provision and allowance for loan losses.

OVERVIEW

The merger with FNB Financial Corporation, which occurred on June 1, 2006, represents a significant expansion of the Tower Bancorp, Inc. franchise.  Because of the timing of the merger, the focus of this presentation will be on comparisons of quarterly performance, with particular emphasis on the first quarter of 2007 compared to the first quarter of 2006 (pre-merger) and to the last quarter of 2006 (post-merger).  In accordance with generally accepted accounting principles (GAAP), comparisons of year-to-date results have not been restated for the impact of the FNB Financial Corporation operations for the first five months of 2006 or for the three months of 2007, rendering these comparative analyses less useful than the quarterly comparison.  Also, on February 28, 2007, the Corporation dissolved FNB Mortgage Brokers, Inc., a subsidiary of the bank acquired in the merger.

Net income for the three months ended March 31, 2007 and 2006 was $1,969,000 and $1,210,000, respectively. The increase of $759,000, or 62.7%, is attributable to the Company’s core banking business and the acquisition of FNB Financial Corporation (“FNB”).  Net interest income increased 54.3%, other income increased 111.8%, the provision for loan losses increased 150.0% and other expenses increased 70.7%. On a basic and diluted per share basis, net income for the three months ended March 31, 2007 was $0.84 and $0.82, respectively, as compared with $0.70 and $0.69 for the three months ended March 31, 2006.  Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 9.67% and 9.92% for the first three months of 2007 and 2006, respectively.  Tangible return on average equity was 12.27% and 9.92% for the first three months of 2007 and 2006 respectively, an increase of 23.7%. The increase in this ratio is also attributable to an increased level of net income.

During the first three months of 2007, the Company’s assets increased $28,069,000, or 5.2%, to $570,236,000 as of March 31, 2007 from $542,167,000 as of December 31, 2006.  This increase is primarily attributable to an increase in Money Market accounts (MMDA.)  Total loans were relatively unchanged at $390,350,000.  Total deposits increased by $33,742,000, or 8.2%, during the first three months of 2007 to $443,577,000 as of March 31, 2007 from $409,835,000 as of December 31, 2006.  As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit growth may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended March 31, 2007, total interest income increased by $3,540,000, or 76.3%, to $8,182,000 as compared with $4,642,000 for the three months ended March 31, 2006. This increase is primarily due to acquiring FNB and increases in the one year Treasury rate and the prime rate. For the three months ended March 31, 2007, total interest income increased by $385,000, or 4.9%, to $8,182,000 as compared with $7,797,000 for the three months ended December 31, 2006. During the three months ending March 31, 2007 earning assets increased 6.5% to $519,370,000.  Loans were flat at $390,350,000 while investment securities decreased $2,207,000 and overnight Fed Funds sold increased $34,031,000.  Management continued to target efforts to attract mortgage and small commercial loans. During the first quarter 2007, there was no change to the New York Prime Rate and a 10 basis point decrease in the one year treasury rate.

Total interest expense increased by $1,872,000, or 119.0% to $3,445,000 for the three months ended March 31, 2007 from $1,573,000 for the three months ended March 31, 2006. This increase is primarily due to acquiring FNB, to the increased deposit balances and the increased costs associated with attracting deposits at a time when short-term interest rates are rising, and to the higher rates associated with overnight fed funds borrowings. Increases in rates were needed to attract deposits, particularly money market accounts.  A new money market product was introduced during the three months ending June 30, 2006 with a yield of 4.00% and is significantly higher than the 2.43% cost of money market accounts during the quarter ended March 31, 2006.  Total interest expense increased by $266,000, or 8.4% to $3,445,000 for the three months ended March 31, 2007 from $3,179,000 for the three months ended December 31, 2006.  This increase is primarily due to the increase in Money Market deposit accounts.

Net interest income increased by $1,668,000, or 54.3%, to $4,737,000 for the three months ending March 31, 2007 from $3,069,000 for the three months ending March 31, 2006.  This increase is primarily due to acquiring FNB and also attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates.  Net interest income increased by $119,000, or 2.6%, to $4,737,000 for the three months ending March 31, 2007 from $4,618,000 for the three months ending December 31, 2006.

Provision for Loan Losses

The provision for loan losses was $150,000 for the three months ending March 31, 2007 compared with $60,000 for the three months ending March 31, 2006, an increase of 150.0%. The increase in the provision is primarily due to acquiring FNB.  The level of provision is attributable to the consistency of the high quality of the loan portfolio.

The allowance for loan losses represented 0.95% of total loans at March 31, 2007, compared with 0.92% as of December 31, 2006 and 0.96% as of March 31, 2006.  Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors.  Based upon these factors, management believes that as of March 31, 2007, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 17.

Other Income

For the three months ended March 31, 2007, other income was $2,275,000, an increase of $1,201,000, or 111.8%, compared with other income of $1,074,000 for the three months ended March 31, 2006.  The increase was primarily due to an increase of $799,000 in net gains from the sale of securities, which were $1,213,000 for the three months ended March 31, 2007 and $414,000 for the three months ended March 31, 2006.  Other income was positively impacted by increases of $107,000 in trust revenues (the Bank re-established its Trust Department in the third quarter of 2006), $96,000 in NSF fees, $67,000 in BOLI (of which $45,000 was proceeds from a death benefit), $52,000 in ATM fees, $23,000 in mortgage banking activities and $21,000 in service charges on deposit accounts.

For the three months ended March 31, 2007, other income was $2,275,000, an increase of $20,000, or 0.9%, compared with other income of $2,255,000 for the three months ended December 31, 2006.  Net gains from the sale of securities increased from $1,166,000 for the three months ending December 31, 2006 to $1,213,000 for thee months ended March 31, 2007.  Other income was positively impacted by increases of $33,000 income from sale of investment services, $17,000 in BOLI and $16,000 in trust revenues.  Other income was negatively impacted from a $57,000 decrease in NSF fees, an $18,000 decrease of safe deposit box rental fees and a $12,000 decrease in mortgage banking activities.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $4,200,000 for the three months ended March 31, 2007 from 2,461,000 for the three months ended March 31, 2006.  The $1,739,000, or 70.7% increase was primarily due to acquiring FNB, resulting in increased salary and benefits, increased occupancy costs and increased other operating expenses.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $799,000, or 59.8%, to $2,135,000 for the three months ended March 31, 2007 from $1,336,000 for the three months ended March 31, 2006.  The increase is primarily attributable to the increase in salary expenses of $515,000 and the associated benefit costs.

Occupancy and equipment expenses increased $386,000, or 70.3%, to $935,000 for the three months ended March 31, 2007 from $549,000 for the three months ended March 31, 2006.  The increase is primarily due to acquiring FNB, increasing computer costs by $159,000, depreciation expense by $105,000 and equipment expense by $46,000.

Other operating expenses during the three months ended March 31, 2007 increased $554,000, or 96.2% to $1,130,000 from $576,000 during the three months ended March 31, 2006.  This increase was primarily due to acquiring FNB, increasing Core Deposit Intangible amortization expense of $107,000, state taxes of $89,000, audit and examination fees of $46,000 and $42,000 in supply costs.

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $4,200,000 for the three months ended March 31, 2007 from 4,195,000 for the three months ended December 31, 2006.  The $5,000, or 0.1% increase was primarily due to increased salary and benefits, offset by decreased occupancy costs and decreased other operating expenses.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $215,000, or 11.2%, to $2,135,000 for the three months ended March 31, 2007 from $1,920,000 for the three months ended December 31, 2006. The increase is primarily attributable to the increase in salary expenses of $167,000 and the associated benefit costs. The increased salary expense included severance payout of $90,000 associated with the dissolution of the Bank’s FNB Mortgage Brokers subsidiary.

Occupancy and equipment expenses decreased $65,000, or 6.5%, to $935,000 for the three months ended March 31, 2007 from $1,000,000 for the three months ended December 31, 2006.  The decrease is primarily due to a decrease of  $42,000 in depreciation expense and a $39,000 decrease in computer expenses. Utility expenses increased $16,000.

Other operating expenses during the three months ended March 31, 2007 decreased $145,000, or 11.4% to $1,130,000 from $1,275,000 during the three months ended December 31, 2006.  This decrease was primarily due to decreasing legal expenses of $65,000, marketing of $44,000, postage expense of $36,000 and audit/examination fees of $35,000.  State tax expenses increased $65,000.

Income Taxes

Income tax expense was $693,000 for the three months ended March 31, 2007, an increase of $281,000, or 68.1%, compared with $412,000 for the three months ended March 31, 2006.  The increased tax expense is consistent with the higher level of net income.

Net Income

Net income for the three months ended March 31, 2007 was $1,969,000, an increase of $759,000, or 62.7%, compared with $1,210,000 for the three months ended March 31, 2006.  The increase in net income is the result of increases of $1,668,000 in net interest income, $1,201,000 in other income, offset by an increase of $90,000 in the provision for loan losses, and increases of $1,739,000 in other expenses and $281,000 in taxes.  Basic and diluted earnings per share for the three months ended March 31, 2007 were $0.84 and $0.82 as compared with $0.70 and $0.69 for the three months ended March 31, 2006.

Net income for the three months ended March 31, 2007 was $1,969,000, an increase of $337,000, or 20.6%, compared with $1,632,000 for the three months ended December 31, 2006. The increase in net income is the result of increases of $119,000 in net interest income, $20,000 in other income, and a decrease of $223,000 in taxes offset by a $20,000 increase in the provision for loan losses and a $5,000 increase in other expenses.  Basic and diluted earnings per share for the three months ended March 31, 2007 were $0.84 and $0.82 as compared with $0.69 and $0.67 for the three months ended December 31, 2006.

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

Although the Company generally intends to hold its investment securities to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity.  Securities in the held to maturity category are accounted for at amortized cost.  All securities held as of March 31, 2007 are classified as available for sale.  The Company holds no trading securities in its portfolio.  The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions.  Equity investments are accounted for at fair market value.  The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at March 31, 2007 was $85,424,000, compared to $87,631,000 at December 31, 2006, a decrease of $2,207,000, or 2.5%.  The decrease is due primarily to a $1,622,000 decrease in equity securities available for sale caused by sales, calls and maturities of holding company owned securities exceeding purchases and market value fluctuations.

Bank Owned Securities

The bank owned securities portfolio at March 31, 2007 was $43,893,000, compared to $44,478,000 at December 31, 2006, a decrease of $585,000, or 1.3%.  The decrease is due primarily to principal payments received on mortgage backed securities.

The carrying value of the available for sale portion of the portfolio at March 31, 2007 includes an unrealized gain of $834,000 (reflected as accumulated other comprehensive income of $550,000 in stockholders’ equity, net of a deferred income tax liability of $284,000).  This compares with an unrealized gain at December 31, 2006 of $791,000 (reflected as accumulated other comprehensive income of $522,000 in stockholders’ equity, net of a deferred income tax liability of $269,000).

Holding Company Owned Securities

The securities portfolio at March 31, 2007 was $41,531,000, compared to $43,153,000 at December 31, 2006, a decrease of $1,622,000, or 3.7%.  The decrease includes a $1,463,000 decrease of unrealized gains.  Realized gains on sale of equity securities available for sale were $1,227,000 for the three months ended March 31, 2007.

The carrying value of the available for sale portion of the portfolio at March 31, 2007 includes an unrealized gain of $14,006,000 (reflected as accumulated other comprehensive income of $9,244,000 in stockholders’ equity, net of a deferred income tax liability of $4,762,000).  This compares with an unrealized gain at December 31, 2006 of $15,469,000 (reflected as accumulated other comprehensive income of $10,209,000 in stockholders’ equity, net of a deferred income tax liability of $5,260,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, decreased $69,000, or less than 0.1%, to $390,350,000 at March 31, 2007 from $390,419,000 at December 31, 2006. Gross loans represented 88.0% of total deposits at March 31, 2007 as compared with 95.3% at December 31, 2006.  This decrease is primarily due an increase in total deposits of $33,742,000.

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

The allowance for loan losses at March 31, 2007 and December 31, 2006 was $3,715,000 and $3,610,000, respectively.  At March 31, 2007, the allowance for loan losses represented 0.95% of the gross loan portfolio, compared with 0.92% at December 31, 2006.  At March 31, 2007, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 –”Analysis of Allowance for Loan Loss” –details the activity, which occurred in the allowance over the first three months of 2007 and 2006.

Table 1 – Analysis of Allowance for Loan Loss (1)

(in thousands)	2007	2006
Balance, January 1	$3,610	$2,129
Provision charged to operating expense	150	60
Charge-offs:
Commercial	0	0
Real Estate	0	0
Consumer	(82)	(2)
Total charge-offs	(82)	(2)

Recoveries:
Commercial	1	1
Real Estate	0	0
Consumer	36	14
Total Recoveries	37	15

Net (charge-offs) recoveries	(45)	13

Balance, March 31	$3,715	$2,202

Net (charge-offs) or recoveries to average net loans	(0.01)	0.01

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

Table 2 – “Asset Quality Ratios” – summarizes pertinent asset quality ratios at March 31, 2007 and December 31, 2006.

Table 2 – Asset Quality Ratios

	3/31/07	12/31/06
Non-accrual loans/total loans	0.66%	0.18%
Non-performing assets (1)/total loans	0.71%	0.28%
Net charge offs (recoveries)/average loans	(0.01)%	0.01%
Allowance/total loans	0.95%	0.92%
Allowance/non-accrual loans	1.45%	5.25%
Allowance/non-performing loans (1)	1.34%	3.34%

(1) – Includes non-accrual loans

At March 31, 2007, the Company had other real estate owned (not used in operations) in the amount of $1,901,000.  At March 31, 2007 and December 31, 2006, the Company had non-accrual loans in the amount of $2,569,000 and $688,000, respectively.  This increase is primarily due to a large commercial loan and several loans secured by real estate.

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

Bank Owned Life Insurance

The Company has Bank Owned Life Insurance (“BOLI”) for a chosen group of employees, namely officers and directors, whereby the Bank is the owner and beneficiary of the policies.  The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company’s Chief Executive Officer.

The Company had $10,567,000 and $10,683,000 in BOLI as of March 31, 2007 and December 31, 2006, respectively.  This decrease is primarily due to the redemption, upon the death of a participant, of a life insurance policy in the amount of $183,000.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes.  Total deposits at March 31, 2007 were $443,577,000, an increase of $33,742,000, or 8.2%, from total deposits of $409,835,000 at December 31, 2006.  This increase is primarily due to a large money market account opened in January 2007.

Short-Term Borrowings

Short term borrowings at March 31, 2007 were $9,649,000, compared to $9,875,000 at December 31, 2006, a decrease of $226,000, or 2.3%.  Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings.  Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Debt Borrowings

Long term borrowings at March 31, 2007 were $26,761,000, compared to $31,768,000 at December 31, 2006, a decrease of $5,007,000, or 15.8%.  This decrease is primarily due to The Federal Home Loan Bank calling a $5,000,000 loan in February 2007.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $51,980,000 at March 31, 2007, compared to $20,755,000 at December 31, 2006, an increase of $31,225,000 or 150.4%.  This increase is primarily due to a new money market deposit account opened in January 2007.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2007, there was $69,317,000 in liquid securities as compared to $71,337,000 at December 31, 2006.  Liquid securities decreased by $2,020,000 since year end primarily due to principal payments received on mortgage backed securities held by the bank.  Liquid securities held at Tower Bancorp decreased $1,622,000 due to sales, calls and maturity of investment securities exceeding purchases and market value fluctuations.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at March 31, 2007 were $443,577,000, compared to $409,835,000 at December 31, 2006.  In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at March 31, 2007, is adequate to respond to fluctuations “on” and “off” the balance sheet.  In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments.  Unused commitments at March 31, 2007 were $131,922,000, which consisted of $128,663,000 in unfunded commitments to existing loans and unfunded new loans and $3,259,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at March 31, 2007 for the Company and the Bank.

Table 3 – Capital Ratios

	Actual			Minimum for Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$74,846	20.1%	>	$29,737	>	8.0%	N/A		N/A
Bank	46,057	12.9%	>	28,555	>	8.0%	35,694	>	10.0%

Tier 1 capital/risk weighted assets:
Company	64,828	17.4%	>	14,868	>	4.0%	N/A		N/A
Bank	42,342	11.9%	>	14,278	>	4.0%	21,416	>	6.0%

Tier 1 capital/average assets
Company	64,828	11.3%	>	22,876	>	4.0%	N/A		N/A
Bank	42,342	8.0%	>	21,149	>	4.0%	26,437	>	5.0%

These capital ratios continue to remain at levels which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies.  In abidance with such requirements, on January 10, 2007, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.26 per share, payable on February 16, 2007 to all shareholders of record as of February 1, 2007.  The payment of this quarterly cash dividend decreased retained earnings by $613,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument and is irrevocable.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”.  The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007.  Based on such evaluation, such officers have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the first quarter of 2007.

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company, after consulting with legal counsel, no legal proceedings are pending, which would have a material effect on the Company or subsidiary.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to Management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A – Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
Period	(a) Total Number of shares purchased	(b) Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan

January 2007	0	N/A	0	91,396

February 2007	1,484	44.22	1,484	89,912

March 2007	3,500	44.26	3,500	86,412

Total	4,984	44.25	4,984	86,412

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

10.9

Form of Amendment and Restatement of the First National Bank of Greencastle Group Term Replacement Plan B (incorporated by reference to Exhibit 10.9 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

10.10

Form of Amendment an Restatement of the First National Bank of Greencastle Executive Bonus Agreement (incorporated by reference to Exhibit 10.10 of Tower Bancorp, Inc.’s Registration Statement on Form S-4 (File No. 333-130485)).

10.11	First National Bank of Greencastle Employees’ Stock Ownership Plan Incorporated by reference to Exhibit 99.3 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661).

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	May 8, 2007

/s/ Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date:	May 8, 2007