Form 10-Q
period 2007-06-30
TOWER BANCORP INC
filed 2007-08-09
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

2,342,170 shares of common stock outstanding at June 30, 2007

TOWER BANCORP, INC.

PART I – FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$12,275	$14,128
Federal funds sold	42,356	6,530
Interest bearing balances with banks	97	97
Investment securities available for sale	42,452	44,478
Equity securities available for sale	39,861	43,153
Restricted bank stock	2,940	3,123
Loans:
Real estate mortgages	311,442	318,209
Commercial	59,389	54,313
Consumer	16,540	17,897
Gross loans	387,371	390,419
Less: reserve for possible loan losses	(3,835)	(3,610)
Loans, net	383,536	386,809
Bank premises, equipment, furniture and fixtures (including real estate owned other than premises)	11,635	11,579
Accrued interest receivable	1,851	1,841
Cash surrender value of life insurance	10,570	10,683
Goodwill	16,558	16,535
Core deposit intangible	1,885	2,095
Other assets	949	1,116
Total assets	$566,965	$542,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits in domestic offices:
Demand	$39,693	$47,548
Savings	229,242	188,147
Time	173,149	174,140
Liabilities for borrowed money	36,688	41,643
Accrued interest payable	1,039	994
Other liabilities	6,256	8,142
Total liabilities	486,067	460,614

STOCKHOLDERS’ EQUITY
Capital stock, common, no par, authorized 5,000,000 shares; 2,420,481 and 1,780,100 shares issued	2,225	2,225
Additional paid-in capital	34,857	34,810
Retained earnings	38,604	36,148
Accumulated other comprehensive income	8,269	10,731
Less: cost of treasury stock; 2007 -78,311 shares; 2006 - 63,278 shares	(3,057)	(2,361)
Total stockholders’ equity	80,898	81,553

Total liabilities and stockholders’ equity	$566,965	$542,167

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2007 and 2006
(UNAUDITED)

	2007	2006
	(000 Omitted)
Interest Income
Interest & fees on loans	$7,053	$4,814
Interest on investment securities available for sale	695	727
Interest on federal funds sold	546	95
Total interest & dividend income	8,294	5,636
Interest Expense
Interest on deposits	3,029	1,409
Interest on borrowed money	508	588
Total interest expense	3,537	1,997

Net interest income	4,757	3,639

Provision for loan losses	150	70

Net interest income after provision for loan losses	4,607	3,569

Other Income
Investment service income	240	68
Service charges on deposit accounts	455	344
Other service charges	292	228
Other operating income	184	100
Investment securities gains (losses)	476	1,070
Total other income	1,647	1,810

Other Expense
Salaries, wages and other benefits	2,022	1,441
Occupancy and equipment expense	890	597
Other operating expenses	1,057	883
Total other expenses	3,969	2,921

Income before taxes	2,285	2,458
Applicable income taxes	572	678
Net income	$1,713	$1,780

Earnings per share:
Basic earnings per share	$0.72	$0.92
Weighted average shares outstanding	2,353,926	1,943,176
Diluted earnings per share	$0.72	$0.90
Weighted average shares outstanding	2,362,399	1,977,002

Dividends declared per share	$0.26	$0.24

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2007 and 2006
(UNAUDITED)

	2007	2006
	(000 Omitted)
Interest Income
Interest & fees on loans	$13,983	$8,626
Interest on investment securities available for sale	1,468	1,415
Interest on federal funds sold	1,025	237
Total interest & dividend income	16,476	10,278
Interest Expense
Interest on deposits	5,960	2,501
Interest on borrowed money	1,022	1,069
Total interest expense	6,982	3,570

Net interest income	9,494	6,708

Provision for loan losses	300	130

Net interest income after provision for loan losses	9,194	6,578

Other Income
Investment service income	463	176
Service charges on deposit accounts	853	624
Other service charges	578	425
Other operating income	339	175
Investment securities gains (losses)	1,689	1,484
Total other income	3,922	2,884

Other Expense
Salaries, wages and other benefits	4,158	2,777
Occupancy and equipment expense	1,824	1,146
Other operating expenses	2,187	1,459
Total other expenses	8,169	5,382

Income before taxes	4,947	4,080
Applicable income taxes	1,265	1,090
Net income	$3,682	$2,990

Earnings per share:
Basic earnings per share	$1.56	$1.62
Weighted average shares outstanding	2,355,853	1,836,538
Diluted earnings per share	$1.56	$1.59
Weighted average shares outstanding	2,364,532	1,870,399

Dividends declared per share	$0.52	$0.48

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30
	2007	2006
	(000 Omitted)

Net income	$1,713	$1,780

Other comprehensive income:
Unrealized holding gains (losses), net of tax	(1,525)	(376)

Comprehensive income	$188	$1,404

	Six Months Ended June 30
	2007	2006
	(000 Omitted)

Net income	$3,682	$2,990

Other comprehensive income:
Unrealized holding gains (losses), net of tax	(2,462)	556

Comprehensive income	$1,220	$3,546

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY – OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(000 omitted)
Cash flows from operating activities:
Net income	$3,682	$2,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647	293
Provision for loan losses	300	130
Granting of stock options	108	108
(Gain) on sale of investment securities	(1,689)	(1,484)
Other (net)	(246)	(2,121)
Net cash provided (used) by operating activities	2,802	(84)

Cash flows from investing activities:
Loans (net)	2,972	(6,975)
Purchases of bank premises, equipment, furniture and fixtures	(492)	(1,468)
Interest bearing balances with banks	0	2,986
Purchases of available for sale securities	(2,782)	(7,626)
Maturities/sales of available for sale securities	6,362	23,638
Redemption (purchase) of restricted bank stock	(121)	(164)
Cash acquired in acquisition	0	4,596
Purchase price of shares exchanged for cash/transaction costs	0	(2,935)
Net cash provided (used) by investing activities	5,939	12,052

Cash flows from financing activities:
Federal funds purchased	(35,826)	1,700
Net increase in deposits	32,251	(7,208)
Payments on long term borrowings	(5,000)	0
Net increase (decrease) in short term borrowings	(36)	(2,159)
Purchase of treasury stock	(940)	(180)
Proceeds from sale of treasury stock	183	364
Cash dividends paid	(1,226)	(830)
Net cash provided (used) by financing activities	(10,594)	(8,313)

Net increase (decrease) in cash and cash equivalents	(1,853)	3,655

Cash and cash equivalents at beginning of period	14,128	21,837

Cash and cash equivalents at end of period	$12,275	$25,492

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

Note 1.                                                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of June 30, 2007 and the results of its operations for the three and six month periods ended June 30, 2007 and 2006. Information presented at December 31, 2006 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 5.                                                          Stock Option Plans

During the six months ended June 30, 2007 and 2006, the Company recongnized compensation costs for the Company’s stock option plans as determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123R.

Note 6.                                                          Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Options on 8,388 shares were excluded from the calculation at June 30, 2007 because the effects were anti-dilutive. Potential dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended
	June 30, 2007		June 30, 2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,353,926	$0.72	1,943,176	$0.92
Effect of dilutive securities:
Stock options	8,473		33,826
Diluted earnings per share	2,362,399	$0.72	1,977,002	$0.90

	Six Months Ended
	June 30, 2007		June 30, 2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,355,853	$1.56	1,836,538	$1.62
Effect of dilutive securities:
Stock options	8,679		33,861
Diluted earnings per share	2,364,532	$1.56	1,870,399	$1.59

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2007

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 13 and 17 of this report for the provision and allowance for loan losses.

OVERVIEW

The merger with FNB Financial Corporation, which occurred on June 1, 2006, represents a significant expansion of the Tower Bancorp, Inc. franchise. In accordance with generally accepted accounting principles (GAAP), comparisons of year-to-date results have not been restated for the impact of the FNB Financial Corporation operations for the first five months of 2006 or for the six months of 2007, rendering these comparative analyses less useful than the quarterly comparison. Also, on February 28, 2007, the Company dissolved FNB Mortgage Brokers, Inc., a subsidiary of the bank acquired in the merger.

Net income for the six months ended June 30, 2007 and 2006 was $3,682,000 and $2,990,000, respectively. The increase of $692,000, or 23.1%, is attributable to the Company’s core banking business and the merger with FNB Financial Corporation (“FNB”). Net interest income increased 41.5%, other income increased 36.1%, the provision for loan losses increased 130.8% and other expenses increased 51.8%. On a basic and diluted per share basis, net income for the six months ended June 30, 2007 was $1.56 and $1.56, respectively, as compared with $1.62 and $1.59 for the six months ended June 30, 2006. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 9.10% and 10.70% for the first six months of 2007 and 2006, respectively. Tangible return on average equity was 11.69% and 11.30% for the first six months of 2007 and 2006 respectively, an increase of 3.45%. The increase in this ratio is attributable to an increased level of net income.

During the first six months of 2007, the Company’s assets increased $24,798,000, or 4.6%, to $566,965,000 as of June 30, 2007 from $542,167,000 as of December 31, 2006. This increase is primarily attributable to an increase in Federal funds sold, funded by an increase in Money Market savings accounts (MMDA.) Total loans decreased 0.8% to $387,371,000. Total deposits increased by $32,249,000, or 7.9%, during the first six months of 2007 to $442,084,000 as of June 30, 2007 from $409,835,000 as of December 31, 2006. As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit growth may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended June 30, 2007, total interest income increased by $2,659,000, or 47.2%, to $8,295,000 as compared with $5,636,000 for the three months ended June 30, 2006. This increase is primarily due to the merger with FNB, resulting in an increased level of earning assets. For the three months ended June 30, 2007, total interest income increased by $113,000, or 1.4%, to $8,295,000 as compared with $8,182,000 for the three months ended March 31, 2007. During the three months ending June 30, 2007 earning assets decreased 0.3% to $517,884,000. For the three months ended June 30, 2007, loans decreased by $2,979,000 or 0.8% to $387,371,000 while investment securities decreased $302,000 and overnight Fed Funds sold increased $1,795,000. Management continued to target efforts to attract mortgage and small commercial loans. During the second quarter 2007, there was no change to the New York Prime Rate and little fluctuation in the one year treasury rate.

Total interest expense increased by $1,540,000, or 77.1% to $3,537,000 for the three months ended June 30, 2007 from $1,997,000 for the three months ended June 30, 2006. This increase is primarily due to the merger with FNB, to the increased deposit balances and the increased costs associated with attracting deposits. Increases in rates were needed to attract deposits, particularly money market accounts. Total interest expense increased by $92,000, or 2.7% to $3,537,000 for the three months ended June 30, 2007 from $3,445,000 for the three months ended March 31, 2007. This increase is primarily due to the increase in Money Market deposit accounts.

Net interest income increased by $1,119,000, or 30.8%, to $4,758,000 for the three months ending June 30, 2007 from $3,639,000 for the three months ending June 30, 2006. This increase is primarily due to the merger with FNB and also attributable to the repricing of mortgages. Net interest income increased by $21,000, or 0.4%, to $4,758,000 for the three months ending June 30, 2007 from $4,737,000 for the three months ending March 31, 2007.

For the six months ended June 30, 2007, total interest income increased by $6,198,000, or 60.3%, to $16,476,000 as compared with $10,278,000 for the six months ended June 30, 2006. This increase is primarily due to the merger with FNB, resulting in an increased level of interest bearing deposits and borrowings.

Total interest expense increased by $3,412,000, or 95.6% to $6,982,000 for the six months ended June 30, 2007 from $3,570,000 for the six months ended June 30, 2006. This increase is primarily due to the merger with FNB and to the increased deposit balances. Increases in rates were also needed to attract deposits, particularly money market accounts.

Net interest income increased by $2,786,000, or 41.5%, to $9,494,000 for the six months ending June 30, 2007 from $6,708,000 for the six months ending June 30, 2006. This increase is primarily due to the merger with FNB and also attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates.

Provision for Loan Losses

The provision for loan losses was $150,000 for the three months ending June 30, 2007 compared with $70,000 for the three months ending June 30, 2006, an increase of 114.3%. The increase in the provision is primarily due to the merger with FNB. The level of provision is attributable to the consistency in the high quality of the loan portfolio.

The provision for loan losses was $300,000 for the six months ending June 30, 2007 compared with $130,000 for the six months ending June 30, 2006, an increase of 130.8%. The increase in the provision is primarily due to the merger with FNB. The level of provision is attributable to the consistency in the high quality of the loan portfolio.

The allowance for loan losses represented 0.99% of total loans at June 30, 2007, compared with 0.92% as of December 31, 2006 and 0.91% as of June 30, 2006. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of June 30, 2007, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 18.

Other Income

For the three months ended June 30, 2007, other income was $1,647,000, a decrease of $163,000, or 9.0%, compared with other income of $1,810,000 for the three months ended June 30, 2006. The decrease was primarily due to a decrease of $594,000 in net gains from the sale of securities, which were $476,000 for the three months ended June 30, 2007 and $1,070,000 for the three months ended June 30, 2006. Other income was positively impacted by increases of $128,000 in NSF fees, $105,000 in BOLI (of which $85,000 was proceeds from a death benefit), $101,000 in trust revenues, $73,000 in investment service fees, $56,000 in ATM fees, and $25,000 in service charges on deposit accounts. The increases in NSF fees, ATM fees and services charges on deposit accounts are primarily due to merging with FNB. The Bank re-established its Trust Department in the third quarter of 2006.

For the six months ended June 30, 2007, other income was $3,922,000, an increase of $1,038,000, or 36.0%, compared with other income of $2,884,000 for the six months ended June 30, 2006. Net gains from the sale of securities increased from $1,484,000 for the six months ending June 30, 2006 to $1,689,000 for six months ended June 30, 2007, an increase of $205,000. Other income was positively impacted by increases of $224,000 in NSF fees, $207,000 in trust revenues, $173,000 in BOLI (of which $132,000 was proceeds from death benefits), $109,000 in ATM fees, $81,000 in investment service fees, and $46,000 in service charges on deposit accounts. The increases in NSF fees, ATM fees and services charges on deposit accounts are primarily due to merging with FNB. The Bank re-established its Trust Department in the third quarter of 2006.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $3,964,000 for the three months ended June 30, 2007 from 2,921,000 for the three months ended June 30, 2006. The $1,048,000, or 35.9% increase was primarily due to the merger with FNB, resulting in increased salary and benefits, occupancy costs and other operating expenses.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $582,000, or 40.4%, to $2,023,000 for the three months ended June 30, 2007 from $1,441,000 for the three months ended June 30, 2006. The increase is primarily attributable to the merger with FNB, plus normal inflationary increases.

Occupancy and equipment expenses increased $293,000, or 49.2%, to $890,000 for the three months ended June 30, 2007 from $597,000 for the three months ended June 30, 2006. The increase is primarily due to the merger with FNB, increasing computer costs by $143,000, depreciation expense by $112,000 and equipment expense by $30,000.

Other operating expenses during the three months ended June 30, 2007 increased $174,000, or 19.7% to $1,057,000 from $883,000 during the three months ended June 30, 2006. The increase is primarily due to the merger with FNB, increasing Core Deposit Intangible expense by $103,000, state taxes by $63,000, marketing expense by $47,000 and legal/consultant expense by $47,000.

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $8,169,000 for the six months ended June 30, 2007 from $5,382,000 for the six months ended June 30, 2006. The $2,787,000, or 51.8% increase was primarily due to the merger with FNB, resulting in increased salary and benefits, merger with FNB, plus normal inflationary increases.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $1,381,000, or 49.7%, to $4,158,000 for the six months ended June 30, 2007 from $2,777,000 for the six months ended June 30, 2006. The increase is primarily attributable to the increase in salary expenses of $991,000 and the associated benefit costs.

Occupancy and equipment expenses increased $678,000, or 59.2%, to $1,824,000 for the six months ended June 30, 2007 from $1,146,000 for the six months ended June 30, 2006. The increase is primarily due to the merger with FNB, increasing computer costs by $303,000, depreciation expense by $217,000 and equipment expense by $76,000.

Other operating expenses during the six months ended June 30, 2007 increased $728,000, or 49.9% to $2,187,000 from $1,459,000 during the six months ended June 30, 2006. The increase is primarily due to the merger with FNB, increasing Core Deposit Intangible expense by $209,000, state taxes by $152,000, legal/consulting expense by $83,000 and marketing expense by $72,000.

Income Taxes

Income tax expense was $572,000 for the three months ended June 30, 2007, a decrease of $106,000, or 15.6%, compared with $678,000 for the three months ended June 30, 2006. Increased tax exempt income from BOLI of $105,000 and tax exempt income from securities and loans of $59,000 contributed to the lower tax expense.

Income tax expense was $1,265,000 for the six months ended June 30, 2007, an increase of $175,000, or 16.1%, compared with $1,090,000 for the six months ended June 30, 2006. The increased tax expense is consistent with the higher level of net income. The increase in tax expense was positively impacted to a lesser extent by increases in tax exempt income from BOLI of $173,000 and tax exempt income from securities and loans of $120,000.

Net Income

Net income for the three months ended June 30, 2007 was $1,713,000, a decrease of $67,000, or 3.8%, compared with $1,780,000 for the three months ended June 30, 2006. The decrease in net income is the result of increases of $1,119,000 in net interest income, $432,000 in other income (excluding security gains) and a decrease in income taxes of $106,000, offset by an increase of $80,000 in the provision for loan losses, decrease of $564,000 in gains on the sale of securities, and an increase of $1,048,000 in other expenses. Basic and diluted earnings per share for the three months ended June 30, 2007 were $0.72 and $0.72 as compared with $0.92 and $0.90 for the three months ended June 30, 2006.

Net income for the six months ended June 30, 2007 was $3,682,000, an increase of $692,000, or 23.1%, compared with $2,990,000 for the six months ended June 30, 2006. The increase in net income is the result of increases of $2,786,000 in net interest income, $1,038,000 in other income (including $ 205 in gains on sales of securities), offset by an increase of $170,000 in the provision for loan losses, increases of $2,787,000 in other expenses and $175,000 in taxes. Basic and diluted earnings per share for the six months ended June 30, 2007 were $1.56 and $1.56 as compared with $1.62 and $1.59 for the six months ended June 30, 2006.

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

Although the Company generally intends to hold its investment securities to maturity, all of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. Securities in the held to maturity category would be accounted for at amortized cost. The Company holds no trading securities in its portfolio. The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions. Equity investments are accounted for at fair market value. The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at June 30, 2007 was $82,313,000, compared to $87,631,000 at December 31, 2006, a decrease of $5,318,000, or 6.1%. The decrease is due primarily to sales and maturities of securities.

Bank Owned Securities

The bank owned securities portfolio at June 30, 2007 was $42,452,000, compared to $44,478,000 at December 31, 2006, a decrease of $2,026,000, or 4.6%. The decrease is due primarily to principal payments received on mortgage backed securities.

The carrying value of the available for sale portion of the portfolio at June 30, 2007 includes an unrealized gain of $538,000 (reflected as accumulated other comprehensive income of $355,000 in stockholders’ equity, net of a deferred income tax liability of $183,000). This compares with an unrealized gain at December 30, 2006 of $791,000 (reflected as accumulated other comprehensive income of $522,000 in stockholders’ equity, net of a deferred income tax liability of $269,000).

Holding Company Owned Securities

The securities portfolio at June 30, 2007 was $39,861,000, compared to $43,153,000 at December 31, 2006, a decrease of $3,292,000, or 7.6%. The decrease includes a decrease of $3,478,000 in unrealized gains. Realized gains on sale of equity securities were $1,704,000 for the six months ended June 30, 2007.

The carrying value of the available for sale portion of the portfolio at June 30, 2007 includes an unrealized gain of $11,991,000 (reflected as accumulated other comprehensive income of $7,914,000 in stockholders’ equity, net of a deferred income tax liability of $4,077,000). This compares with an unrealized gain at December 31, 2006 of $15,469,000 (reflected as accumulated other comprehensive income of $10,209,000 in stockholders’ equity, net of a deferred income tax liability of $5,260,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, decreased $3,048,000, or 0.8%, to $387,371,000 at June 30, 2007 from $390,419,000 at December 31, 2006. Gross loans represented 87.6% of total deposits at June 30, 2007 as compared with 95.3% at December 31, 2006. This decrease is primarily due an increase in total deposits of $32,249,000.

Credit Risk and Loan Quality

The Company continues to be prudent in its efforts to minimize credit risk. The Bank’s written lending policy requires underwriting, loan documentation and credit analysis standards to be met prior to the approval and funding of any loan. In accordance with that policy, the loan review process monitors the loan portfolio on an ongoing basis. The Loan Review area then prepares an analysis of the allowance for loan losses which is then submitted to the Board of Directors for its assessment as to the adequacy of the allowance. The allowance for loan losses is an accumulation of expenses that has been charged against past and present earnings in anticipation of potential losses in the loan portfolio.

The allowance for loan losses at June 30, 2007 and December 31, 2006 was $3,835,000 and $3,610,000, respectively. At June 30, 2007, the allowance for loan losses represented 0.99% of the gross loan portfolio, compared with 0.92% at December 31, 2006. At June 30, 2007, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 –“Analysis of Allowance for Loan Loss” -details the activity, which occurred in the allowance over the first six months of 2007 and 2006.

Table 1 – Analysis of Allowance for Loan Loss (1)

(in thousands)	2007	2006
Balance, January 1	$3,610	$2,129
Provision charged to operating expense	300	130
Charge-offs:
Commercial	0	0
Real Estate	0	0
Consumer	(129)	(10)
Total charge-offs	(129)	(10)

Recoveries:
Commercial	2	2
Real Estate	0	0
Consumer	52	27
Total Recoveries	54	29

Net (charge-offs) recoveries	(75)	19

Additions due to merger with FNB		1,169

Balance, June 30	$3,835	$3,447

Net (charge-offs) or recoveries to average net loans	(0.02)	0.01

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

Table 2 – “Assets Quality Ratios” — summarizes pertinent asset quality ratios at June 30, 2007 and December 31, 2006.

Table 2 – Asset Quality Ratios

	6/30/07	12/31/06
Non-accrual loans/total loans	0.66%	0.18%
Non-performing assets (1)/total loans	0.69%	0.28%
Net (charge offs) recoveries/average loans	(0.02)%	0.01%
Allowance/total loans	0.99%	0.92%
Allowance/non-accrual loans	150%	525%
Allowance/non-performing loans (1)	143%	334%

(1) – Includes non-accrual loans

At June 30, 2007, the Company had other real estate owned (not used in operations) in the amount of $2,301,000. At June 30, 2007 and December 31, 2006, the Company had non-accrual loans in the amount of $2,551,000 and $688,000, respectively. This increase is primarily due to a large commercial loan and several loans secured by real estate being placed on non-accrual status.

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

Bank Owned Life Insurance

The Company has Bank Owned Life Insurance (“BOLI”) for a chosen group of employees, namely officers and directors, in which the Bank is the owner and beneficiary of the policies. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company’s Chief Executive Officer.

The Company had $10,570,000 and $10,683,000 in BOLI as of June 30, 2007 and December 31, 2006, respectively. This decrease is primarily due to the redemption, upon the death of two participants, of life insurance policies with cash values totaling $311,000. Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at June 30, 2007 were $442,084,000, an increase of $32,249,000, or 7.9%, from total deposits of $409,835,000 at December 31, 2006. This increase is primarily due to a large money market account opened in January 2007.

Short-Term Borrowings

Short term borrowings at June 30, 2007 were $9,934,000, compared to $9,875,000 at December 31, 2006, an increase of $59,000, or 0.6%. Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings. Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Debt Borrowings

Long term borrowings at June 30, 2007 were $26,754,000, compared to $31,768,000 at December 31, 2006, a decrease of $5,014,000, or 15.8%. This decrease is primarily due to The Federal Home Loan Bank calling a $5,000,000 loan in February 2007.

Asset/Liability Management

The management of interest rate risk involves measuring and analyzing the maturity and repricing of interest-earning assets and interest bearing liabilities at specific points in time. The imbalance between interest earning assets and interest bearing liabilities is commonly referred to as the interest rate gap. The interest rate gap is one measure of the risk inherent in the existing balance sheet as it relates to potential changes in net interest income. Maintaining an appropriate balance between interest-earning assets and interest bearing liabilities is a means of monitoring and possibly avoiding material fluctuations in the net interest margin during periods of changing interest rates.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $54,728,000 at June 30, 2007, compared to $20,755,000 at December 31, 2006, an increase of $33,973,000 or 163.7%. This increase is primarily due to a new money market deposit account opened in January 2007. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2007, there was $66,758,000 in liquid securities as compared to $71,337,000 at December 31, 2006. Liquid securities decreased by $4,579,000 since year end primarily due to a decrease of securities held at Tower Bancorp and to a lesser extent principal payments received on mortgage backed securities held by the bank. Liquid securities held at Tower Bancorp decreased $3,292,000 due to sales, calls and maturity of investment securities exceeding purchases and market value fluctuations.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at June 30, 2007 were $442,084,000, compared to $409,835,000 at December 31, 2006. In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at June 30, 2007, is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at June 30, 2007 were $120,583,000, which consisted of $117,537,000 in unfunded commitments to existing loans and unfunded new loans and $3,046,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at June 30, 2007 for the Company and the Bank.

Table 3 – Capital Ratios

								To be Well
				Minimum for				Capitalized under
				Capital Adequacy				Prompt Corrective
	Actual			Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$63,417	17.1%	>	29,755	>	8.0%		N/A		N/A
Bank	45,267	12.7%	>	28,581	>	8.0%		35,726	>	10.0%

Tier 1 capital/risk weighted assets:
Company	54,186	14.6%	>	14,877	>	4.0%		N/A		N/A
Bank	41,432	11.6%	>	14,290	>	4.0%		21,436	>	6.0%

Tier 1 capital/average assets
Company	54,186	9.8%	>	22,163	>	4.0%		N/A		N/A
Bank	41,432	8.1%	>	20,486	>	4.0%	>	25,608	>	5.0%

These capital ratios continue to remain at levels, which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on April 11, 2007, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.26 per share, payable on May 18, 2007 to all shareholders of record as of May 1, 2007. The payment of this quarterly cash dividend decreased retained earnings by $613,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN) 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company did not elect to early adopt this pronouncement, and does not expect its implementation to have a material impact on its consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of June 30, 2007. Based on such evaluation, such officers have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the second quarter of 2007.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan
January 2007	None	N/A	None	91,396

February 2007	1,484	44.22	1,484	89,912

March 2007	3,500	44.26	3,500	86,412

April 2007	None	N/A	None	86,412

May 2007	4,700	43.40	4,700	81,712

June 2007	11,831	43.65	11,831	69,881

Total	21,515	43.71	21,515	69,881

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of Tower Bancorp, Inc. was held on April 11, 2007. Matters that were voted on by security holders were:

1.               Elect four Class B Directors for three year terms expiring in 2010.

2.               Ratify the selection of Smith Elliott Kearns & Company, LLC as the independent accountants for the Company for the year ending December 31, 2007.

3.               Transact any other business that may properly come before the meeting.

Directors that were re-elected at the annual meeting were:

Jeff B. Shank
Frederic M. Frederick
Lois E. Easton
Terry R. Randall

Each director received affirmative votes representing a majority of the shares outstanding.

Ratification of Smith Elliott Kearns & Company, LLC as the independent accountants for the Company for the year ending December 31, 2007 occurred, with affirmative votes representing a majority of the shares outstanding.

No other matters were voted upon at the annual meeting.

Item 5 – Other Information

Not applicable

Item 6 – Index to Exhibits

Exhibit	Description of Exhibit

3.1	Articles of Incorporation of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).

3.2	Bylaws of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005).

Exhibit	Description of Exhibit

10.1	Change of Control Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by referenced to Exhibit 99.4 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

10.2	Change of Control Agreement of Franklin T. Klink, III dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

10.3	Change of Control Agreement of Donald G. Kunkle dated as of January 4, 2002 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

10.4	Change of Control Agreement of John H. McDowell, Sr. dated as of December 23, 1998 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 1998).

10.5	Tower Bancorp, Inc.’s 1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-4066 1)).

10.6	Tower Bancorp, Inc. Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).

10.7

Supplemental Executive Retirement Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.3 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit	Description of Exhibit

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

10.11	First National Bank of Greencastle Employees’ Stock Ownership Plan Incorporated by reference to Exhibit 99.3 to Tower Bancorp, Inc.’s Registration Statement on Form S-8(File No.333-40661).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	August 8, 2007

/s/ Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date:	August 8, 2007