Form 10-Q
period 2007-09-30
TOWER BANCORP INC
filed 2007-11-09
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Yes      ☒    No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,337,577 shares of common stock outstanding at September 30, 2007

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$12,074	$14,128
Federal funds sold	37,486	6,530
Interest bearing balances with banks	0	97
Investment securities available for sale	46,071	44,478
Equity securities available for sale	37,221	43,153
Restricted bank stock	2,937	3,123
Loans:
Real estate mortgages	307,862	318,209
Commercial	64,959	54,313
Consumer	21,911	17,897
Gross loans	394,732	390,419
Less: reserve for possible loan losses	(3,985)	(3,610)
Loans, net	390,747	386,809
Bank premises, equipment, furniture and fixtures	11,593	11,579
Accrued interest receivable	2,073	1,841
Cash surrender value of life insurance	10,669	10,683
Goodwill	16,558	16,535
Core deposit intangible	1,789	2,095
Other assets	1,643	1,116
Total assets	$570,861	$542,167

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Deposits in domestic offices:
Demand	$43,416	$47,548
Savings	230,288	188,147
Time	172,741	174,140
Liabilities for borrowed money	37,236	41,643
Accrued interest payable	1,146	994
Other liabilities	5,772	8,142
Total liabilities	490,599	460,614

STOCKHOLDERS’ EQUITY
Capital stock, common, no par, authorized 5,000,000 shares; 2,420,481 and 2,420,481 shares issued	2,225	2,225
Additional paid-in capital	34,836	34,810
Retained earnings	39,814	36,148
Accumulated other comprehensive income	6,644	10,731
Less: cost of treasury stock; 2007 - 82,904 shares; 2006 - 63,278 shares	(3,257)	(2,361)
Total stockholders’ equity	80,262	81,553

Total liabilities and stockholders’ equity	$570,861	$542,167

*   Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

(UNAUDITED)

	2007	2006
	(000 Omitted)
Interest Income
Interest & fees on loans	$7,233	$6,762
Interest on investment securities available for sale	689	865
Interest on federal funds sold	565	97
Total interest income	8,487	7,724
Interest Expense
Interest on deposits	3,095	2,335
Interest on borrowed money	498	789
Total interest expense	3,593	3,124

Net interest income	4,894	4,600

Provision for loan losses	150	100

Net interest income after provision for loan losses	4,744	4,500

Other Income
Investment service income	227	63
Service charges on deposit accounts	471	440
Other service charges	636	286
Other operating income	101	123
Investment securities gains (losses)	172	1,273
Total other income	1,607	2,185

Other Expense
Salaries, wages and other benefits	1,965	2,252
Occupancy and equipment expense	890	927
Other operating expenses	994	1,284
Total other expenses	3,849	4,463

Income before taxes	2,502	2,222
Applicable income taxes	684	712
Net income	$1,818	$1,510

Earnings per share:
Basic earnings per share	$0.78	$0.64
Weighted average shares outstanding	2,340,221	2,371,117
Diluted earnings per share	$0.77	$0.63
Weighted average shares outstanding	2,348,148	2,404,735

Dividends declared per share	$0.26	$0.24

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

(UNAUDITED)

	2007	2006
	(000 Omitted)
Interest Income
Interest & fees on loans	$21,216	$15,388
Interest on investment securities available for sale	2,158	2,280
Interest on federal funds sold	1,590	334
Total interest income	24,964	18,002
Interest Expense
Interest on deposits	9,056	4,836
Interest on borrowed money	1,520	1,858
Total interest expense	10,576	6,694

Net interest income	14,388	11,308

Provision for loan losses	450	230

Net interest income after provision for loan losses	13,938	11,078

Other Income
Investment service income	690	239
Service charges on deposit accounts	1,324	1,064
Other service charges	1,214	711
Other operating income	440	298
Investment securities gains (losses)	1,861	2,757
Total other income	5,529	5,069

Other Expense
Salaries, wages and other benefits	6,123	5,029
Occupancy and equipment expense	2,714	2,073
Other operating expenses	3,181	2,743
Total other expenses	12,018	9,845

Income before taxes	7,449	6,302
Applicable income taxes	1,949	1,802
Net income	$5,500	$4,500

Earnings per share:
Basic earnings per share	$2.34	$2.23
Weighted average shares outstanding	2,350,585	2,016,689
Diluted earnings per share	$2.33	$2.20
Weighted average shares outstanding	2,359,013	2,050,468

Dividends declared per share	$0.78	$0.72

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended
	September 30
	2007	2006
	(000 Omitted)

Net income	$1,818	$1,510

Other comprehensive income:
Unrealized holding gains (losses), net of tax	(1,625)	161

Comprehensive income	$193	$1,671

	Nine Months Ended
	September 30
	2007	2006
	(000 Omitted)

Net income	$5,500	$4,500

Other comprehensive income:
Unrealized holding gains (losses), net of tax	(4,087)	717

Comprehensive income	$1,413	$5,217

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
	(000 omitted)
Cash flows from operating activities:
Net income	$5,500	$4,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	949	568
Provision for loan losses	450	230
Granting of stock options	108	108
(Gain) on sale of investment securities	(1,861)	(2,757)
Other (net)	(224)	(1,588)
Net cash provided (used) by operating activities	4,922	1,061

Cash flows from investing activities:
Loans (net)	(4,388)	(14,278)
Purchases of bank premises, equipment, furniture and fixtures	(655)	(1,852)
Interest bearing balances with banks	97	3,086
Purchases of available for sale securities	(7,979)	(8,863)
Maturities/sales of available for sale securities	8,293	30,792
Redemption (purchase) of restricted bank stock	(121)	(423)
Cash acquired in acquisition	0	4,594
Purchase price of shares exchanged for cash/transaction costs	0	(2,935)
Net cash provided (used) by investing activities	(4,753)	10,121

Cash flows from financing activities:
Federal funds purchased	(30,956)	(15,425)
Net increase in deposits	36,610	2,191
Net payments in long term borrowings	(5,000)	0
Net increase (decrease) in short term borrowings	(65)	(2,480)
Purchase of treasury stock	(1,155)	(372)
Proceeds from sale of treasury stock	177	286
Cash dividends paid	(1,834)	(1,401)
Net cash provided (used) by financing activities	(2,223)	(17,201)

Net increase (decrease) in cash and cash equivalents	(2,054)	(6,019)

Cash and cash equivalents at beginning of period	14,128	21,837

Cash and cash equivalents at end of period	$12,074	$15,818

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(UNAUDITED)

Note 1.                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of September 30, 2007 and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006. Information presented at December 31, 2006 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 4.                                 Merger with FNB Financial Corporation

During the second quarter of 2006, FNB Financial Corporation (“FNB”), parent company of the First National Bank of McConnellsburg, located in McConnellsburg, Pennsylvania merged with and into the Company. The Company acquired all of FNB’s outstanding shares of common stock. The net assets of FNB were recorded at fair value. Portions of the cost of acquisition, including certain expenses related to the merger, were allocated as intangible assets. All results of operations subsequent to the merger are included in consolidated income totals. Thus while 2007 results include nine months of post-merger activity, the 2006 results only include four months of post-merger activity. In addition, the First National Bank of McConnellsburg’s charter was merged into the First National Bank of Greencastle in August 2006.

Note 5.                                 Stock Option Plans

At September 30, 2007, the Company had two stock-based compensation plans. On January 1, 2006, the Company adopted FASB Statement No. 123 (R) using the modified prospective method. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

Included in salaries and employee benefits expense for the nine months ended September 30, 2007 and 2006 is $70,000 and $69,000, respectively, of stock-based compensation expense. Also included in other operating expense for the nine months ended September 30, 2007 and 2006 is $38,000 and $40,000, respectively, of stock-based compensation expense.

Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options (in thousands)
Outstanding at January 1, 2007	32,674	31.77	6	436,000
Granted	5,929	32.92	10	70,000
Exercised	3,632	9.96	N/A	N/A
Forfeited	0	N/A	N/A	N/A
Outstanding at Sept. 30, 2007	34,971	34.23	6	325,000
Exercisable at Sept. 30, 2007	30,645	32.75	5	325,000

The total value of in-the-money options exercised during the first nine months ended September 30, 2007 was $124,000.

Note 6.                                 Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Options on 12,474 shares were excluded from the calculation at September 30, 2007 because the effects were anti-dilutive. Potential dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended
	September 30, 2007		September 30, 2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,340,221	$0.78	2,371,117	$0.64
Effect of dilutive securities:
Stock options	7,927		33,618
Diluted earnings per share	2,348,148	$0.77	2,404,735	$0.63

	Nine Months Ended
	September 30, 2007		September 30, 2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,350,585	$2.34	2,016,689	$2.23
Effect of dilutive securities:
Stock options	8,428		33,779
Diluted earnings per share	2,359,013	$2.33	2,050,468	$2.20

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2007

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

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements contained in this report are subject to certain risks, assumptions and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from those projected in the forward-looking statements. Additional factors that might cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

•                  operating, legal and regulatory risks;

•                  economic, political and competitive forces affecting the Company’s services; and

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 15 and 20 of this report for the provision and allowance for loan losses.

OVERVIEW

The merger with FNB Financial Corporation, which occurred on June 1, 2006, represents a significant expansion of the Tower Bancorp, Inc. franchise. In accordance with generally accepted accounting principles (GAAP), comparisons of year-to-date results have not been restated for the impact of the FNB Financial Corporation operations for the first five months of 2006 or for the nine months of 2007, rendering these comparative analyses less useful than the quarterly comparison. Also, on February 28, 2007, the Company dissolved FNB Mortgage Brokers, Inc., a subsidiary of the bank acquired in the merger.

Net income for the nine months ended September 30, 2007 and 2006 was $5,500,000 and $4,500,000, respectively. The increase of $1,000,000, or 22.2%, is attributable to the Company’s core banking business and the merger with FNB Financial Corporation (“FNB”). Net interest income increased 27.3%, other income increased 9.1%, the provision for loan losses increased 95.7% and other expenses increased 22.1%. On a basic and diluted per share basis, net income for the nine months ended September 30, 2007 was $2.34 and $2.33, respectively, as compared with $2.23 and $2.20 for the nine months ended September 30, 2006. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 8.77% and 9.50% for the first nine months of 2007 and 2006, respectively. Return on average tangible equity was 11.26% and 10.15% for the first nine months of 2007 and 2006 respectively, an increase of 10.94%. The increase in this ratio is attributable to an increased level of net income.

During the first nine months of 2007, the Company’s assets increased $28,694,000, or 5.3%, to $570,861,000 as of September 30, 2007 from $542,167,000 as of December 31, 2006. This increase is primarily attributable to an increase in Federal funds sold, funded by an increase in Money Market savings accounts (MMDA). Total loans increased 1.1% to $394,732,000. Total deposits increased by $36,610,000, or 8.9%, during the first nine months of 2007 to $446,445,000 as of September 30, 2007 from $409,835,000 as of December 31, 2006. As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit growth may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30, 2007, total interest income increased by $763,000, or 9.9%, to $8,487,000 as compared with $7,724,000 for the three months ended September 30, 2006. This increase is primarily due to increased yield on loans and investment securities. For the three months ended September 30, 2007, total interest income increased by $193,000, or 2.3%, to $8,487,000, as compared with $8,294,000 for the three months ended June 30, 2007. During the three months ending September 30, 2007 earning assets increased 0.7% to $518,447,000. For the three months ended September 30, 2007, loans increased by $7,361,000 or 1.9% to $394,732,000 while investment securities increased $976,000 and overnight Fed Funds sold decreased $4,870,000. Management continued to target efforts to attract mortgage and small commercial loans. During the third quarter of 2007, there was a 50 basis point decrease in the New York Prime Rate and about an 80 basis point drop in the One Year Constant Maturity Treasury Rate.

Total interest expense increased by $469,000, or 15.0% to $3,593,000 for the three months ended September 30, 2007 from $3,124,000 for the three months ended September 30, 2006. This increase is primarily due to the increased deposit balances and the increased costs associated with attracting deposits. Increases in rates were needed to attract deposits, particularly money market accounts. Total interest expense increased by $56,000, or 1.6% to $3,593,000 for the three months ended September 30, 2007 from $3,537,000 for the three months ended June 30, 2007. This increase is primarily due to $638,000 increase in interest bearing deposits and higher rates paid on money market accounts.

Net interest income increased by $294,000, or 6.4%, to $4,894,000 for the three months ending September 30, 2007 from $4,600,000 for the three months ending September 30, 2006. This increase is primarily due to the merger with FNB and also attributable to the repricing of mortgages. Net interest income increased by $137,000, or 2.9%, to $4,894,000 for the three months ending September 30, 2007 from $4,757,000 for the three months ending June 30, 2007.

For the nine months ended September 30, 2007, total interest income increased by $6,962,000, or 38.7%, to $24,964,000 as compared with $18,002,000 for the nine months ended September 30, 2006. This increase is primarily due to the merger with FNB, resulting in an increased level of investments.

Total interest expense increased by $3,882,000, or 58.0% to $10,576,000 for the nine months ended September 30, 2007 from $6,694,000 for the nine months ended September 30, 2006. This increase is primarily due to the merger with FNB and to the increased deposit balances. Increases in rates were also needed to attract deposits, particularly money market accounts.

Net interest income increased by $3,080,000, or 27.2%, to $14,388,000 for the nine months ending September 30, 2007 from $11,308,000 for the nine months ending September 30, 2006. This increase is primarily due to the merger with FNB and also attributable to the repricing of mortgages and, to a lesser extent, commercial loans tied to the one year treasury and prime rates.

Provision for Loan Losses

The provision for loan losses was $150,000 for the three months ending September 30, 2007 compared with $100,000 for the three months ending September 30, 2006, an increase of 50.0%. The increase in the provision is primarily due to the merger with FNB which significantly increased the balance and changed the composition of the loan portfolio. The level of provision is commensurate with the risk identified in the loan portfolio.

The provision for loan losses was $450,000 for the nine months ending September 30, 2007 compared with $230,000 for the nine months ending September 30, 2006, an increase of 95.7%. The increase in the provision is primarily due to the merger with FNB. The level of provision is commensurate with the risk identified in the loan portfolio.

The allowance for loan losses represented 1.00% of total loans at September 30, 2007, compared with 0.92% as of December 31, 2006 and 0.92% as of September 30, 2006. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of September 30, 2007, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 21.

Other Income

For the three months ended September 30, 2007, other income was $1,607,000, a decrease of $578,000, or 26.5%, compared with other income of $2,185,000 for the three months ended September 30, 2006. The decrease was primarily due to a decrease of $1,101,000 in net gains from the sale of securities, which were $172,000 for the three months ended September 30, 2007 and $1,273,000 for the three months ended September 30, 2006. Other income was positively impacted by increases of $315,000 for the value of mortgage servicing rights, $111,000 in trust revenues, $53,000 in investment service fees and $30,000 in ATM fees. In the third quarter the bank recognized the value of the mortgage servicing rights and the credit enhancement on $26,555,000 of loans sold to the FHLB of Pittsburgh over the last two years. The increase in ATM fees is primarily due to merging with FNB which resulted in additional ATMs. The Bank re-established and reactivated its Trust Department in the third quarter of 2006.

For the nine months ended September 30, 2007, other income was $5,529,000, an increase of $460,000, or 9.1%, compared with other income of $5,069,000 for the nine months ended September 30, 2006. Net gains from the sale of securities decreased from $2,757,000 for the nine months ending September 30, 2006 to $1,861,000 for nine months ended September 30, 2007, a decrease of $896,000 or 32.5%. Other income was positively impacted by increases of $318,000 in trust revenues, $315,000 for the value of mortgage servicing rights,  $215,000 in NSF fees, $207,000 in trust revenues, $177,000 in BOLI (of which $132,000 was proceeds from death benefits), $139,000 in ATM fees, and $133,000 in investment service fees. In the third quarter the bank recognized the value of the mortgage servicing rights and the credit enhancement on $26,555,000 of loans sold to the FHLB of Pittsburgh over the last two years. The increases in NSF fees and ATM fees are primarily due to merging with FNB. The Bank re-established and reactivated its Trust Department in the third quarter of 2006.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, decreased to $3,849,000 for the three months ended September 30, 2007 from $4,463,000 for the three months ended September 30, 2006. The $614,000, or 13.8% decrease was primarily due to realizing the efficiencies from the merger with FNB, resulting in decreased salary and benefits, occupancy costs and other operating expenses as explained below.

Salaries and employee benefit expenses, which make up the largest component of other expenses, decreased $287,000, or 12.7%, to $1,965,000 for the three months ended September 30, 2007 from $2,252,000 for the three months ended September 30, 2006. The decrease is primarily attributable to the fact that during the third quarter of 2006, one time charges of $320,000 were expensed for officer change of control agreements related to the merger with FNB. The employee benefits expense includes $97,000 vacation accrual expense not included in the third quarter 2006 expenses.

Occupancy and equipment expenses decreased $37,000, or 4.0%, to $890,000 for the three months ended September 30, 2007 from $927,000 for the three months ended September 30, 2006. The decrease is primarily due to increased computer costs in the third quarter of 2006 related to the merger with FNB.

Other operating expenses during the three months ended September 30, 2007 decreased $290,000, or 22.6% to $994,000 from $1,284,000 during the three months ended September 30, 2006. The decrease is primarily due to efficiencies gained in the merger with FNB, decreasing telephone expenses by $42,000, audit and examination expense by $43,000, postage expense by $31,000, supply expenses by $31,000 and marketing expense by $29,000.

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $12,018,000 for the nine months ended September 30, 2007 from $9,845,000 for the nine months ended September 30, 2006. The $2,173,000, or 22.1% increase was primarily due to the merger with FNB, resulting in increased salary and benefits, occupancy and other operating expenses.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $1,094,000, or 21.8%, to $6,123,000 for the nine months ended September 30, 2007 from $5,029,000 for the nine months ended September 30, 2006. The increase is primarily attributable to the merger with FNB, and increases in salary expenses of $646,000, employee benefits of $318,000 and health insurance expense of $174,000. The employee benefits expense includes $188,000 vacation accrual expense not included in the September 30, 2006 expense.

Occupancy and equipment expenses increased $641,000, or 30.9%, to $2,714,000 for the nine months ended September 30, 2007 from $2,073,000 for the nine months ended September 30, 2006. The increase is primarily due to the merger with FNB, increasing computer costs by $228,000, depreciation expense by $204,000 and equipment expense by $81,000.

Other operating expenses during the nine months ended September 30, 2007 increased $438,000, or 16.0% to $3,181,000 from $2,743,000 during the nine months ended September 30, 2006. The increase is primarily due to the merger with FNB, increasing Core Deposit Intangible expense by $163,000, state taxes by $176,000, legal/consulting expense by $67,000 and marketing expense by $43,000.

Income Taxes

Income tax expense was $684,000 for the three months ended September 30, 2007, a decrease of $28,000, or 3.9%, compared with $712,000 for the three months ended September 30, 2006.

Income tax expense was $1,949,000 for the nine months ended September 30, 2007, an increase of $147,000, or 8.2%, compared with $1,802,000 for the nine months ended September 30, 2006. The increased tax expense is consistent with the higher level of net income. The increase in tax expense was positively impacted to a lesser extent by increases in tax exempt income from BOLI of $177,000 and tax exempt income from securities and loans of $85,000.

Net Income

Net income for the three months ended September 30, 2007 was $1,818,000, an increase of $308,000, or 20.4%, compared with $1,510,000 for the three months ended September 30, 2006. The increase in net income is the result of increases of $294,000 in net interest income, $523,000 in other income (excluding security gains), a $614,000 decrease in other operating expenses, a $1,101,000 decrease in security gains and a decrease in income taxes of $28,000, offset by an increase of $50,000 in the provision for loan losses. Basic and diluted earnings per share for the three months ended September 30, 2007 were $0.78 and $0.77 as compared with $0.64 and $0.63 for the three months ended September 30, 2006.

Net income for the nine months ended September 30, 2007 was $5,500,000, an increase of $1,000,000, or 22.2%, compared with $4,500,000 for the nine months ended September 30, 2006. The increase in net income is the result of increases of $3,080,000 in net interest income, $1,356,000 in other income (excluding security gains), offset by an increase of $220,000 in the provision for loan losses, an increase of $2,173,000 in other expenses, $896,000 decrease in security gains and $147,000 increase in taxes. Basic and diluted earnings per share for the nine months ended September 30, 2007 were $2.34 and $2.33 as compared with $2.23 and $2.20 for the nine months ended September 30, 2006.

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

The consolidated securities portfolio at September 30, 2007 was $83,292,000, compared to $87,631,000 at December 31, 2006, a decrease of $4,339,000, or 5.0%. The decrease is due primarily to decreases in the fair values of securities.

Bank Owned Securities

The bank owned securities portfolio at September 30, 2007 was $46,071,000, compared to $44,478,000 at December 31, 2006, an increase of $1,593,000, or 3.6%. The increase is due primarily to the purchase of $5,000,000 mortgage backed securities, less maturities and principal payments on mortgage backed securities.

The carrying value of the available for sale portion of the portfolio at September 30, 2007 includes an unrealized gain of $477,000 (reflected as accumulated other comprehensive income of $315,000 in stockholders’ equity, net of a deferred income tax liability of $162,000). This compares with an unrealized gain at December 31, 2006 of $791,000 (reflected as accumulated other comprehensive income of $522,000 in stockholders’ equity, net of a deferred income tax liability of $269,000).

Holding Company Owned Securities

The securities portfolio at September 30, 2007 was $37,221,000, compared to $43,153,000 at December 31, 2006, a decrease of $5,932,000, or 13.7%. The decrease includes $5,879,000 in unrealized losses. Realized gains on sale of equity securities were $1,875,000 for the nine months ended September 30, 2007.

The carrying value of the available for sale portion of the portfolio at September 30, 2007 includes an unrealized gain of $9,590,000 (reflected as accumulated other comprehensive income of $6,329,000 in stockholders’ equity, net of a deferred income tax liability of $3,261,000). This compares with an unrealized gain at December 31, 2006 of $15,469,000 (reflected as accumulated other comprehensive income of $10,209,000 in stockholders’ equity, net of a deferred income tax liability of $5,260,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $4,313,000, or 1.1%, to $394,732,000 at September 30, 2007 from $390,419,000 at December 31, 2006. Gross loans represented 88.4% of total deposits at September 30, 2007 as compared with 95.3% at December 31, 2006. This decrease is primarily due an increase in total deposits of $36,610,000.

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

The allowance for loan losses at September 30, 2007 and December 31, 2006 was $3,985,000 and $3,610,000, respectively. At September 30, 2007, the allowance for loan losses represented 1.01% of the gross loan portfolio, compared with 0.92% at December 31, 2006. At September 30, 2007, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 – “Analysis of Allowance for Loan Loss” -details the activity, which occurred in the allowance over the first nine months of 2007 and 2006.

Table 1 – Analysis of Allowance for Loan Loss (1)

(in thousands)	2007	2006
Balance, January 1	$3,610	$2,129
Provision charged to operating expense	450	230
Charge-offs:
Commercial	0	0
Real Estate	0	0
Consumer	(147)	(23)
Total charge-offs	(147)	(23)

Recoveries:
Commercial	3	2
Real Estate	0	0
Consumer	69	28
Total Recoveries	72	30

Net (charge-offs) recoveries	(75)	7

Additions due to merger with FNB	0	1,163

Balance, September 30	$3,985	$3,529

Net (charge-offs) or recoveries to average net loans	(0.02)	0.01

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

Table 2 – “Assets Quality Ratios” – summarizes pertinent asset quality ratios at September 30, 2007 and December 31, 2006.

Table 2 – Asset Quality Ratios

	9/30/07	12/31/06
Non-accrual loans/total loans	0.83%	0.18%
Non-performing assets (1)/total loans	0.88%	0.28%
Net (charge offs) recoveries/average loans	(0.02)%	0.01%
Allowance/total loans	1.01%	0.92%
Allowance/non-accrual loans	122%	525%
Allowance/non-performing loans (1)	115%	334%

(1) – Includes non-accrual loans

At September 30, 2007, the Company had other real estate owned (not used in operations) in the amount of $2,294,000. At September 30, 2007 and December 31, 2006, the Company had non-accrual loans in the amount of $3,272,000 and $688,000, respectively. This increase is primarily due to a large commercial loan and several loans secured by real estate being placed on non-accrual status.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. The Company maintains a diversified loan portfolio, granting agribusiness, commercial and residential loans to customers. The majority of the Bank’s lending is made within its primary market area, which includes Fulton County and southern Franklin County, Pennsylvania and northern Washington County, Maryland. Although no concentrations exist to one borrower or related group of borrowers or industry sector, the Bank’s commercial lending is primarily secured by real estate.

Bank Owned Life Insurance

The Company has Bank Owned Life Insurance (“BOLI”) for certain officers and directors, in which the Bank is the owner and beneficiary of the policies. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This profitability is used to offset a portion of current and future employee and director benefit costs.

The Company had $10,669,000 and $10,683,000 in BOLI as of September 30, 2007 and December 31, 2006, respectively. This decrease is primarily due to the redemption, upon the death of two participants, of life insurance policies with cash values totaling $311,000 less cash value appreciation. Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at September 30, 2007 were $446,445,000, an increase of $36,610,000, or 8.9%, from total deposits of $409,835,000 at December 31, 2006. This increase is primarily due to a large money market account opened in January 2007.

Short-Term Borrowings

Short term borrowings at September 30, 2007 were $10,490,000, compared to $9,875,000 at December 31, 2006, an increase of $615,000, or 6.2%. Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings. Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Debt Borrowings

Long term borrowings at September 30, 2007 were $26,747,000, compared to $31,768,000 at December 31, 2006, a decrease of $5,021,000, or 15.8%. This decrease is primarily due to The Federal Home Loan Bank calling a $5,000,000 loan in February 2007.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $49,560,000 at September 30, 2007, compared to $20,755,000 at December 31, 2006, an increase of $28,805,000 or 138.8%. This increase is primarily due to a new money market deposit account opened in January 2007. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2007, there was $68,028,000 in liquid securities as compared to $71,337,000 at December 31, 2006. Liquid securities decreased by $3,309,000 since year end primarily due to a decrease of securities held at Tower Bancorp and to a lesser extent principal payments received on mortgage backed securities held by the bank. Liquid securities held at Tower Bancorp decreased $5,932,000 due to sales, calls and maturity of investment securities exceeding purchases and market value fluctuations.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at September 30, 2007 were $446,445,000, compared to $409,835,000 at December 31, 2006. In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position at September 30, 2007 is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at September 30, 2007 were $115,953,000, which consisted of $112,322,000 in unfunded commitments to existing loans and unfunded new loans and $3,631,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at September 30, 2007 for the Company and the Bank.

Table 3 – Capital Ratios

							To be Well
				Minimum for			Capitalized under
				Capital Adequacy			Prompt Corrective
	Actual			Purposes			Action Provisions
	Amount	Ratio		Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$63,572	16.7	%>	30,426	>	8.0%	N/A		N/A
Bank	46,699	12.8	%>	29,303	>	8.0%	36,628	>	10.0%

Tier 1 capital/risk weighted assets:
Company	55,271	14.5	%>	15,213	>	4.0%	N/A		N/A
Bank	42,714	11.7	%>	14,651	>	4.0%	21,977	>	6.0%

Tier 1 capital/average assets
Company	55,271	9.9	%>	22,454	>	4.0%	N/A		N/A
Bank	42,714	8.3	%>	20,709	>	4.0%>	25,886	>	5.0%

These capital ratios continue to remain at levels which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on July 11, 2007, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.26 per share, payable on August 17, 2007 to all shareholders of record as of August 1, 2007. The payment of this quarterly cash dividend decreased retained earnings by $609,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN) 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of September 30, 2007. Based on such evaluation, such officers have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect such control during the third quarter of 2007.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

July 2007	1,450	43.75	1,450	68,431

August 2007	1,772	42.59	1,772	66,659

September 2007	1,771	43.11	1,771	64,888

Total	4,993	43.62	4,993	64,888

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

There have been no material changes to the procedures for which a shareholder may recommend nominees to the Company’s Board of Directors.

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
Date: November 7, 2007

/s/ Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date: November 7, 2007