Form 10-K
period 2007-12-31
TOWER BANCORP INC
filed 2008-03-14
CIK 740942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

As of June 30, 2007, 2,342,170 shares of the registrant’s common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 91,411,000.  As of December 31, 2007, there were 2,322,426 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2007 are incorporated by reference into Parts I and II.  Portions of the Proxy Statement for the 2008 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

TOWER BANCORP,INC.

FORM 10-K

Item 1.  Business.

History and Business

Tower Bancorp, Inc. (“Tower” or “the Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  Tower was organized on October 12, 1983, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring The First National Bank of Greencastle, Greencastle, Pennsylvania (“First”) and such other banks and bank related activities as are permitted by law and desirable.  On June 1, 1984, Tower acquired 100% ownership of The First National Bank of Greencastle, issuing 159,753 shares of Tower’s common stock to the former First shareholders.  On June 1, 2006, Tower completed the acquisition of FNB Financial Corporation, McConnellsburg, Pennsylvania.  FNB Financial Corporation was merged into Tower Bancorp, Inc. whereby FNB Financial Corporation’s wholly-owned subsidiary, the First National Bank of McConnellsburg became the wholly-owned subsidiary of Tower.  This transaction was accounted for in accordance with SFAS No. 141 “Business Combinations”.  In the merger, FNB shareholders received either 0.8663 shares of Tower common stock for each share of FNB common stock or $ 39.00 in cash for each share held, depending on shareholder elections and subject to the allocation provisions of the Merger Agreement.  FNB Financial Corporation’s shareholders received an aggregate of 640,381 shares of Tower’s common stock and $ 2.363 million in cash in exchange for all outstanding common shares.  On August 26, 2006, The First National Bank of McConnellsburg was merged with and into The First National Bank of Greencastle.

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q’s - quarterly reports; 10-K – annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation’s filings may be obtained free of charge through the SEC’s internet site at www.sec.gov.  The Corporation’s annual report on Form 10-K can also be obtained free of charge by accessing the Corporation’s website at www.fnbgc.com.  Copies of the Corporation’s filings are also available to be read and copied at the SEC’s Public Reference Room at 100 F Street N. W., Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Tower’s primary activity consists of owning and supervising its subsidiary, The First National Bank of Greencastle, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin County, where its sixteen branches are located in Quincy, Shady Grove, Waynesboro, Mercersburg, Chambersburg (2), Laurich, Rouzerville, McConnellsburg (2), Needmore, and Fort Loudon, Pennsylvania, Hancock and Hagerstown, Maryland (2), as well as its main office in Greencastle, Pennsylvania.  The day-to-day management of First is conducted by the subsidiary’s officers.  Tower derives the majority of its current income from First.

Tower has no employees other than its three officers who are also employees of First, its subsidiary.  On December 31, 2007, First had 156 full-time and 27 part-time employees.

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

First grants agribusiness, commercial, and residential loans to customers throughout the Cumberland Valley area; Franklin and Fulton Counties, Pennsylvania; and Washington County, Maryland.  It maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies, but generally includes equipment and real estate.  The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 6 of the Annual Report to Shareholders).

In 2000, First entered into an affiliation agreement with Sentry Trust Company, a Pennsylvania Limited Purpose Bank, (“Sentry”) whereby Sentry acquired from First the right to service the trust accounts of First.  Through this affiliation agreement, trust and other financial services were provided to First’s customers by Sentry.  In 2006, First reacquired from Sentry the right to service the trust accounts of First.  First reestablished a Trust Department in the third quarter of 2006.

As of December 31, 2007, First had total assets of approximately $ 532 million, total shareholders’ equity of approximately $ 63 million and total deposits of approximately $ 440 million.

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

The OCC issued guidelines which, effective December 31, 1990, imposed upon national banks risk-based capital and leverage standards.  These capital requirements of bank regulators are discussed in Note 20 of the notes to financial statements.  Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities.  Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established by the OCC and the FRB.

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

Based on their respective regulatory capital ratios at December 31, 2007, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.  See “Capital Funds” in management’s discussion and analysis in Tower’s annual report as shown in Exhibit 13.

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

As of December 31, 2007, approximately 17% of the Corporation’s loan portfolio consisted of commercial and industrial loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2007, its allowance for loan losses totaled $ 3,854,000, representing 0.97% of its total loans.

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

The Corporation’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Franklin and Fulton Counties, Pennsylvania and Washington County, Maryland area. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

Competition from other financial institutions may adversely affect the Corporation’s profitability.

The Corporation’s banking subsidiary faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originate and the interest rates they may charge on these loans.

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

The Corporation may not be able to attract and retain skilled people.

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

Item 4.  Submission of Matters to Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Tower’s common stock is not traded on a national securities exchange, but is traded on the OTCBB under the symbol TOBC.  At December 31, 2007, the approximate number of shareholders of record was 1,283.  The price ranges for Tower common stock set forth below are the approximate high and low bid prices obtained from brokers who make a market in the stock and do not reflect prices in actual transactions.

	Period	Dividends		Market Price
2007	1st Quarter	$.26		$43.70	-	$44.75
	2nd Quarter	.26		43.15	-	44.75
	3rd Quarter	.26		42.10	-	44.25
	4th Quarter	.28		41.10	-	42.50
2006	1st Quarter	$.24		$45.00	-	$47.75
	2nd Quarter	.24		42.30	-	46.70
	3rd Quarter	.26		42.30	-	49.75
	4th Quarter	.00	(1)	44.20	-	45.00

(1)  Beginning in the 1st quarter of 2007, the Corporation changed its dividend declaration and payment policy.  The Corporation now declares and pays its quarterly dividends during the same calendar quarter.  Therefore, while the Corporation paid four (4) dividends during 2006, the table reflects only three (3) dividends that were declared during 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

October 2007	2,088	$42.25	2,088	62,800
November 2007	10,476	42.04	10,476	52,324
December 2007	4,050	41.73	4,050	48,274
Total	16,614	$41.99	16,614	48,274

Shareholder Return Performance Graph

A line graph is set forth below.  The graph compares the yearly change in the cumulative total shareholder return on the Corporation’s stock against the cumulative total return of the NASDAQ Composite and the Peer Group Index for the period of five fiscal years commencing January 1, 2003 and ended December 31, 2007. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Tower Bancorp Incorporated

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Tower Bancorp Incorporated	100.00	139.08	155.30	173.80	166.42	156.62
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Mid-Atlantic Custom Peer Group*	100.00	153.01	167.55	165.85	173.43	159.74

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

The information required by Item 5 regarding the Equity Compensation Plan Information is incorporated by reference to Tower’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 6.  Selected Financial Data

The selected five-year financial data on page 35 of the annual shareholders’ report for the year ended December 31, 2007 is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual obligations of the Corporation as of December 31, 2007 are as follows:

	Payments due by period
(in thousands) Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lines of credit outstanding	$10,655	$10,655	$0	$0	$0
Long-term debt obligations	26,863	5,000	5,250	10,000	6,613
Operating lease obligations	1,751	147	302	302	1,000

Total	$39,269	$15,802	$5,552	$10,302	$7,613

All other information required by Item 7 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 40 through 56 of the annual shareholders report which is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information set forth on pages 54 and 55 of the annual shareholders’ report for the year ended December 31, 2007 regarding quantitative and qualitative disclosures about market risk is attached to this Form 10-K as Exhibit 13 and incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 6 through 39 of the annual shareholders report for the year ended December 31, 2007 attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.  Certain statistical information required in addition to those included in the annual shareholders’ report are submitted herewith as follows.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

The following table presents the loan portfolio at the end of each of the last five years:

(000 omitted)	2007	2006	2005	2004	2003

Commercial, financial & Agricultural	$71,069	$54,313	$41,619	$40,257	$38,703

Real estate - Construction	18,041	20,871	2,556	6,793	7,156

Real estate - Mortgage	291,304	297,338	173,923	171,415	155,649

Installment & other personal loans (net of unearned income)	18,065	17,897	11,210	11,004	12,559

Total loans	$398,479	$390,419	$229,308	$229,469	$214,067

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

Years Ended December 31

(000 omitted)	2007	2006	2005	2004	2003

Average total loans outstanding (net of unearned income)	$391,695	$318,819	$228,848	$220,789	$198,599
Allowance for loan losses, beginning of period	3,610	2,129	1,902	1,864	1,632
Additions to provision for loan losses charged to operations	600	360	270	360	360
Addition due to merger	0	1,163	0	0	0
Loans charged off during the year Commercial	15	0	1	276	29
Real estate mortgage	197	0	0	0	0
Installment	224	87	95	106	162
Total charge-off’s	436	87	96	382	191
Recoveries of loans previously charged off:
Commercial	4	3	22	35	5
Installment	76	42	31	25	58
Mortgage	0	0	0	0	0
Total recoveries	80	45	53	60	63
Net loans charged off (recovered)	356	42	43	322	128
Allowance for loan losses, end of period	$3,854	$3,610	$2,129	$1,902	$1,864
Ratio of net loans charged off (recovered) to average loans outstanding	.09%	.01%	.02%	.15%	.06%

The provision is based on an evaluation of the adequacy of the allowance for possible loan losses.  The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

NONACCRUAL, DELINQUENT AND IMPAIRED LOANS

The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days and 90 days or more at December 31.

(000 omitted)	2007	2006	2005	2004	2003

Nonaccrual loans	$4,397	$688	$44	$9	$540
Accrual loans:
Restructured	$0	$0	$0	$0	$0
30 - 89 days past due	1,470	2,002	299	155	432
90 days or more past due	1,001	393	59	13	178
Total accrual loans	$2,471	$2,395	$358	$168	$610

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

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

ALLOWANCE FOR LOAN LOSSES

The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years.  In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

	December 31
	2007		2006
		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
		Category		Category
	Allowance	to Total	Allowance	to Total
(000 omitted)	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$1,300	17.84%	$2,144	13.91%
Real estate - Construction	0	4.53	0	5.35
Real estate - Mortgage	1,668	73.10	703	76.16
Installment	246	4.53	220	4.58
Unallocated	640	N/A	543	N/A
Total	$3,854	100.0%	$3,610	100.0%

	December 31
	2005		2004		2003
		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total
(000 omitted)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$474	18.2%	$453	17.5%	$694	18.1%
Real estate - Construction	0	1.1	0	3.0	0	3.3
Real estate - Mortgage	664	75.8	664	74.7	664	72.7
Installment	0	4.9	0	4.8	0	5.9
Unallocated	991	N/A	785	N/A	506	N/A
Total	$2,129	100.0%	$1,902	100.0%	$1,864	100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

The average amounts of deposits are summarized below:

Years Ended December 31 (000 omitted)	2007	2006	2005

Demand deposits	$41,528	$38,600	$23,435
Interest bearing demand deposits	182,602	120,849	105,492
Savings deposits	44,038	42,266	30,936
Time deposits	173,644	136,159	84,308
Total deposits	$441,812	$337,874	$244,171

RETURN ON EQUITY AND ASSETS

(APPLYING DAILY AVERAGE BALANCES)

The following table presents a summary of significant earnings and capital ratios:

(000 omitted)	2007	2006	2005
Average assets	$569,645	$457,252	$333,467
Net income	$7,037	$6,132	$5,032
Average equity	$84,267	$67,696	$46,181
Cash dividends	$2,489	$1,602	$1,591
Return on assets	1.24%	1.34%	1.51%
Return on equity	8.35%	9.06%	10.90%
Dividend payout ratio	35.37%	26.13%	31.62%
Equity to asset ratio	14.79%	14.80%	13.85%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS

	Years Ended December 31
(000 omitted)	2007	2006	2005	2004	2003
Interest income	$33,363	$25,799	$16,494	$14,126	$14,350
Interest expense	14,010	9,873	5,152	4,011	4,267
Net interest income	19,353	15,926	11,342	10,115	10,083
Provision for loan Losses	600	360	270	360	360
Net interest income after provision for loan losses	18,753	15,566	11,072	9,755	9,723
Other income:
Investment services income	961	413	254	79	31
Service charges – Deposits	1,808	1,523	1,112	992	864
Other service charges, collection and exchange, charges, commission fees	1,525	1,084	722	559	431
Other operating income	2,417	4,304	2,714	2,961	3,479
Total other income	6,711	7,324	4,802	4,591	4,805
Income before operating expense	25,464	22,890	15,874	14,346	14,528
Operating expenses:
Salaries and employees benefits	8,188	6,949	4,474	4,078	3,901
Occupancy and equipment expense	3,629	3,073	1,886	1,702	1,594
Other operating expenses	4,279	4,018	2,455	2,154	2,261
Total operating Expenses	16,096	14,040	8,815	7,934	7,756
Income before income taxes	9,368	8,850	7,059	6,412	6,772
Income tax	2,331	2,718	2,027	1,689	1,821
Net income applicable to common stock	$7,037	$6,132	$5,032	$4,723	$4,951
Per share data:
Earnings per common share	$3.00	$2.92	$2.91	$2.73	$2.86
Cash dividend – common	$1.06	$.74	$.92	$1.34	$1.26
Average number of common shares	2,345,286	2,103,487	1,727,055	1,727,856	1,733,477

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9a. Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.  Based on such evaluation, such officers have concluded that, as of December 31, 2007, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act, except for the material weakness and related post year-end remediation measures noted in Management’s Report on Internal Control included in the Annual Report attached to this Form 10-K as Exhibit 13.

Management’s report on internal control over financial reporting and the report on internal control over financial reporting of the Registered Public Accounting Firm are included in the annual shareholders’ report for the year ended December 31, 2007 attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect these controls during the fourth quarter of 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9b.  Other Information

The Corporation had no other events that should have been disclosed on Form 8K that were not already disclosed on such form.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The Corporation has adopted a Code of Ethics that applies to all Directors and Senior Managers (including its Chief Executive Officer and Chief Financial Officer). The Corporation’s Directors and Senior Management Code of Ethics is available on First National Bank of Greencastle’s website at http://www.fnbgc.com under the “About FNB” tab.

All other information required by Item 10 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from Tower Bancorp, Inc.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A, and Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)		(1) - List of Financial Statements

The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2007 attached to this Form 10-K as Exhibit 13, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2007 and 2006

Consolidated statements of income - Years ended December 31, 2007, 2006, and 2005

Consolidated statements of stockholders’ equity - Years ended December 31, 2007, 2006, and 2005

Consolidated statements of cash flows - Years ended December 31, 2007, 2006, and 2005

Notes to consolidated financial statements – December 31, 2007

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

TOWER BANCORP, INC.
(Registrant)

By	/s/	Jeff B. Shank
Jeff B. Shank,
President/CEO
(Principal Executive Officer)

By	/s/	Franklin T. Klink, III
Franklin T. Klink, III
Treasurer (Principal Financial
and Accounting Officer)

Dated:	March 12, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jeff B. Shank	President &
Jeff B. Shank	Director	March 12, 2008

/S/ Kermit G. Hicks	Chairman of the
Kermit G. Hicks	Board & Director	March 12, 2008

/S/ Frederic M. Frederick	Vice Chairman of the
Frederic M. Frederick	Board & Director	March 12, 2008

/S/ James H. Craig, Jr.	Director	March 12, 2008
James H. Craig, Jr.

/S/ Lois Easton	Director	March 12, 2008
Lois Easton

/S/ Mark E. Gayman	Director	March 12, 2008
Mark E. Gayman

/S/ Patricia A. Carbaugh	Director	March 12, 2008
Patricia A. Carbaugh

/S/ Harry D. Johnston	Director	March 12, 2008
Harry D. Johnston

/S/ Terry Randall	Director	March 12, 2008
Terry Randall

Exhibit Index

Exhibit No.

13	Annual report to security holders

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002