Form 10-Q
period 2008-03-31
TOWER BANCORP INC
filed 2008-05-12
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

                       Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

2,319,573 shares of common stock outstanding at April 30, 2008

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$14,025	$16,770
Federal funds sold	25,010	20,081
Interest bearing balances with banks	1,050	0
Investment securities available for sale	60,794	49,985
Equity securities available for sale	31,263	33,861
Restricted bank stock	4,223	2,914
Loans:
Real estate mortgages	347,345	350,976
Commercial	25,351	30,444
Consumer	16,317	17,059
Gross loans	389,013	398,479
Less: reserve for possible loan losses	(4,206)	(3,854)
Loans, net	384,807	394,625
Bank premises, equipment, furniture and fixtures, net	10,173	9,861
Real estate owned other than premises	2,826	2,313
Accrued interest receivable	1,925	1,861
Cash surrender value of life insurance	10,878	10,768
Goodwill	16,558	16,558
Core deposit intangible	1,598	1,693
Other assets	74	346
Total assets	$565,204	$561,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits in domestic offices:
Demand	$42,030	$46,860
Savings	225,357	223,904
Time	168,389	169,166
Liabilities for borrowed money	46,743	37,735
Accrued interest payable	1,000	999
Other liabilities	4,609	4,558
Total liabilities	488,128	483,222

STOCKHOLDERS’ EQUITY
Capital stock, common, no par, authorized 5,000,000 shares; 2,420,481 and 2,420,481 shares issued	2,225	2,225
Additional paid-in capital	34,864	34,831
Retained earnings	40,530	40,696
Accumulated other comprehensive income	3,606	4,558
Less: cost of treasury stock; 2008 - 104,581 shares; 2007 - 98,055 shares	(4,149)	(3,896)
Total stockholders' equity	77,076	78,414

Total liabilities and stockholders’ equity	$565,204	$561,636

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 Omitted)
Interest Income
Interest & fees on loans	$7,092	$6,930
Interest on investment securities available for sale	912	773
Interest on federal funds sold	168	479
Total interest income	8,172	8,182
Interest Expense
Interest on deposits	2,492	2,931
Interest on borrowed money	524	514
Total interest expense	3,016	3,445

Net interest income	5,156	4,737

Provision for loan losses	400	150

Net interest income after provision for loan losses	4,756	4,587

Other Income
Investment service income	238	223
Service charges on deposit accounts	441	398
Other service charges	320	286
Other operating income	111	155
Investment securities gains	397	1,213
Total other income	1,507	2,275

Other Expense
Salaries, wages and other benefits	2,264	2,135
Occupancy and equipment expense	982	934
Professional fees	231	151
Taxes not based on income	172	27
Other operating expenses	682	953
Total other expenses	4,331	4,200

Income before taxes	1,932	2,662
Applicable income taxes	448	693
Net income	$1,484	$1,969

Earnings per share:
Basic earnings per share	$0.64	$0.84
Weighted average shares outstanding	2,318,502	2,357,802
Diluted earnings per share	$0.64	$0.82
Weighted average shares outstanding	2,324,689	2,393,352

Dividends declared per share	$0.28	$0.26

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2008 and 2007

(UNAUDITED)

	Three Months Ended
	March 31
	2008	2007
	(000 Omitted)

Net income	$1,484	$1,969

Other comprehensive income:
Unrealized holding gains (losses), net of tax	(952)	(937)

Comprehensive income	$532	$1,032

The accompanying notes are an integral part of these

condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 omitted)
Cash flows from operating activities:
Net income	$1,484	$1,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	322
Provision for loan losses	400	150
Stock-based compensation	78	108
(Gain) on sale of investment securities	(397)	(1,213)
Other (net)	(421)	(18)
Net cash provided by operating activities	1,470	1,318

Cash flows from investing activities:
Loans (net)	9,418	24
Purchases of bank premises, equipment, furniture and fixtures	(1,039)	(32)
Interest bearing balances with banks	(1,050)	0
Purchases of available for sale securities	(10,744)	(1,593)
Maturities/sales of available for sale securities	1,487	3,896
Federal funds sold	(4,929)	(34,031)
Purchase of restricted bank stock	(1,309)	(119)
Net cash provided (used) by investing activities	(8,166)	(31,855)

Cash flows from financing activities:
Net increase (decrease) in deposits	(4,154)	33,742
Net borrowings (payments) in long term borrowings	9,068	(5,142)
Net increase (decrease) in short term borrowings	(60)	(91)
Purchase of treasury stock	(366)	(220)
Proceeds from sale of treasury stock	113	55
Cash dividends paid	(650)	(613)
Net cash (used) by financing activities	3,951	27,731

Net decrease in cash and cash equivalents	(2,745)	(2,806)

Cash and cash equivalents at beginning of period	16,770	14,128

Cash and cash equivalents at end of period	$14,025	$11,322

The accompanying notes are an integral part of these

condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(UNAUDITED)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of March 31, 2008 and the results of its operations for the three month periods ended March 31, 2008 and 2007.  Information presented at December 31, 2007 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 15 and 19 of this report for the provision and allowance for loan losses.

CHANGE IN ACCOUNTING PRINCIPLE

In September 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04.  This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement.  EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service.  The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement.  This EITF becomes effective for fiscal years beginning after December 15, 2007.  The effect of this change on January 1, 2008 was a reduction in retained earnings and an increase in accrued benefit liabilities of $ 1,001,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)).  The Standard will change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The company does not expect the implementation to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   The company does not expect the implementation of SFAS 160 to have a material impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The company does not expect the implementation of SFAS 161 to have a material impact on its financial statements.

RECLASSIFICATION

Certain reclassifications have been made to the loan balances in the 2007 financial statements to conform to reporting for 2008.

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

Note 4.   Stock Compensation Plans

At March 31, 2008, the Company had two stock-based compensation plans.  On January 1, 2006, the Company adopted FASB Statement No. 123 (R) using the modified prospective method.  The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

Included in salaries and employee benefits expense for the three months ended March 31, 2008 and 2007 is $ 58,000 and $ 70,000, respectively, of stock-based compensation expense.  Also included in other operating expense for the three months ended March 31, 2008 and 2007 is $ 20,000 and $ 38,000, respectively, of stock-based compensation expense.

Stock option plan activity for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options (in thousands)
Outstanding at January 1, 2008	34,858	34.34	6	289,000
Granted	6,500	31.85	7.75	41,000
Exercised	2,867	19.10	N/A	N/A
Forfeited	414	22.25	N/A	N/A
Outstanding at March 31, 2008	38,077	35.19	6	240,000
Exercisable at March 31, 2008	33,077	34.30	5	240,000

The total value of in-the-money options exercised during the first three months ended March 31, 2008 was $57,000.

Note 5.   Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Options on 31,890 shares were excluded from the calculation at March 31, 2008 because the effects were anti-dilutive. Potential dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended
	March 31, 2008		March 31, 2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,318,502	$0.64	2,357,802	$0.84
Effect of dilutive securities:
Stock options	6,187		35,550
Diluted earnings per share	2,324,689	$0.64	2,393,352	$0.82

Note 6.   Investment Securities in a Loss Position

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007:

	March 31, 2008
	(000 omitted)
	Less than 12 Months		12 Months or Greater		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U. S. government agencies	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	7	0	10	0	17	0
Corporate bonds	832	130	383	107	1,215	237
Equities	8,760	1,971	1,735	695	10,495	2,666
Obligations of state and political subdivisions	1,947	14	0	0	1,947	14
Total	$11,546	$2,115	$2,128	$802	$13,674	$2,917

	December 31, 2007
	(000 omitted)
	Less than 12 Months		12 Months or Greater		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U. S. government agencies	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	190	1	941	11	1,131	12
Corporate bonds	854	108	458	32	1,312	140
Equities	7,988	1,647	2,215	443	10,203	2,090
Obligations of state and political subdivisions	1,236	0	6,041	22	7,277	22
Total	$10,268	$1,756	$9,655	$508	$19,923	$2,264

Note 6.                   Investment Securities in a Loss Position (Continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, but management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of securities.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2008, two (2) mortgage-backed securities, three (3) corporate bonds, sixty-six (66) equities, and two (2) obligations of state and political subdivisions had unrealized losses.  Management has determined that no declines are deemed to be other than temporary.

At December 31, 2007, five (5) mortgage-backed securities, three (3) corporate bonds, sixty (60) equities, and fifteen (15) obligations of state and political subdivisions had unrealized losses.  Management has determined that no declines are deemed to be other than temporary.

Note 7.                   Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Note 7.                   Fair Value Measurements (Continued)

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all equity securities held by the holding company with a total fair value of $ 31,000,000 are considered to be Level 1 Securities.  All other are considered to be Level 2.

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value.  Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions.  Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value.  At March 31, 2008, entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.  We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2008

The following is management’s discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company. This discussion should be read in conjunction with the preceding condensed consolidated financial statements and related footnotes, as well as the Company’s December 31, 2007 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

OVERVIEW

Net income for the three months ended March 31, 2008 and 2007 was $1,484,000 and $1,969,000, respectively. The decrease of $485,000, or 24.6%, is attributable to a decrease of investment security gains and an increased provision expense for the allowance for loan losses.  Net interest income increased 8.8%, other income decreased 33.8%, the provision for loan losses increased 166.7% and other expenses increased 3.1%. On a basic and diluted per share basis, net income for the three months ended March 31, 2008 was $0.64 and $0.64, respectively, as compared with $0.84 and $0.82 for the three months ended March 31, 2007. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 7.64% and 9.67% for the first three months of 2008 and 2007, respectively.  Return on average tangible equity was 10.01% and 12.27% for the first three months of 2008 and 2007 respectively, a decrease of 18.42%. The decrease in this ratio is attributable to a decreased level of net income.

During the first three months of 2008, the Company’s assets increased $3,568,000, or 0.6%, to $565,204,000 as of March 31, 2008 from $561,636,000 as of December 31, 2007. This increase is primarily attributable to an increase in investment securities, funded by an increase in borrowed money. Total loans decreased 2.4% to $389,013,000. Total deposits decreased by $4,154,000, or 0.9%, during the first three months of 2008 to $435,776,000 as of March 31, 2008 from $439,930,000 as of December 31, 2007. As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit declines may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended March 31, 2008, total interest income decreased by $10,000, or 0.1%, to $8,172,000 as compared with $8,182,000 for the three months ended March 31, 2007. This decrease is primarily due to decreased yields on overnight Federal funds sold.  During the three months ending March 31, 2008 earning assets increased 1.2% to $511,353,000. For the three months ended March 31, 2008, loans decreased by $9,466,000 or 2.4% to $389,013,000 while investment securities increased $9,520,000 and overnight Fed Funds sold increased $4,929,000. Management continued to target efforts to attract mortgage and small commercial loans. During the first quarter of 2008, there was a 200 basis point decrease in the New York Prime Rate and about a 117 basis point drop in the One Year Constant Maturity Treasury Rate.

Total interest expense decreased by $429,000, or 12.5% to $3,016,000 for the three months ended March 31, 2008 from $3,445,000 for the three months ended March 31, 2007. This decrease is primarily due to lower deposit rates and lower rates on bank borrowings.  The cost of interest bearing funds at the bank decreased to 2.72% for the first quarter of 2008 compared to 3.09% for the first quarter of 2007.

Net interest income increased by $419,000, or 8.8%, to $5,156,000 for the three months ending March 31, 2008 from $4,737,000 for the three months ending March 31, 2007. This increase is primarily due to the lower cost of interest bearing funds at the bank.

Provision for Loan Losses

The provision for loan losses was $400,000 for the three months ending March 31, 2008 compared with $150,000 for the three months ending March 31, 2007, an increase of 166.7%. The increase in the provision is in response to a slower housing market and declining prices of real estate.  The level of provision is commensurate with the risk identified in the loan portfolio.

The allowance for loan losses represented 1.08% of total loans at March 31, 2008, compared with 0.97% as of December 31, 2007 and 0.95% as of March 31, 2007. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio, including delinquencies, and other relevant factors. Based upon these factors, management believes that as of March 31, 2008, the reserve is reasonable and sufficient to support the current level of loans in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 19.

Other Income

For the three months ended March 31, 2008, other income was $1,507,000, a decrease of $768,000, or 33.6%, compared with other income of $2,275,000 for the three months ended March 31, 2007. The decrease was primarily due to a decrease of $816,000 in net gains from the sale of securities, which were $397,000 for the three months ended March 31, 2008 and $1,213,000 for the three months ended March 31, 2007. Other income was positively impacted by increases of $39,000 in NSF fees, $24,000 in ATM/Debit card interchange fees, and $20,000 in trust revenues.  Income from bank owned life insurance (BOLI) was down $35,000.  In 2007 $52,000 of BOLI income related to proceeds from death benefits, of which there were none in 2008.  In February 2008, the bank initiated a cash rewards program for debit cards.  The Bank re-established and reactivated its Trust Department in the third quarter of 2006.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $4,331,000 for the three months ended March 31, 2008 from $4,200,000 for the three months ended March 31, 2007. The $131,000, or 3.1% increase was primarily due to $181,000 increase of employee benefits and health insurance expenses.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $129,000, or 6.0%, to $2,264,000 for the three months ended March 31, 2008 from $2,135,000 for the three months ended March 31, 2007. The increase is primarily attributable to $111,000 increase of employee benefits and a $70,000 increase of health insurance premium expense.  The employee benefit expense included a one-time charge of $98,000 to make the final 2007 contributions to the profit sharing and employee stock ownership plans.  Health insurance premiums increased 33.2%.

Occupancy and equipment expenses increased $48,000, or 5.1%, to $982,000 for the three months ended March 31, 2008 from $934,000 for the three months ended March 31, 2007.  The increase is primarily due to $29,000 or 22.7% increase of equipment maintenance expense and $14,000 or 10.1% increase of equipment depreciation expense.  The bank has updated security systems at a number of branches and continues to invest in computer network initiatives.

Other operating expenses during the three months ended March 31, 2008 decreased $45,000, or 4.0% to $1,085,000 from $1,130,000 during the three months ended March 31, 2007. The decrease is primarily due to decreases of $56,000 of holding company expenses, partially due to lower security gains, $23,000 of supply expenses and $22,000 of state and local taxes due to lower income.  Legal expenses increased $65,000 and FDIC insurance increased $26,000.

Income Taxes

Income tax expense was $448,000 for the three months ended March 31, 2008, a decrease of $245,000, or 35.4%, compared with $693,000 for the three months ended March 31, 2007.  The lower income tax expense is due to lower pre-tax income.

Net Income

Net income for the three months ended March 31, 2008 was $1,484,000, a decrease of $485,000, or 24.6%, compared with $1,969,000 for the three months ended March 31, 2007. The decrease in net income is the result of a decrease of $816,000 in security gains, a $250,000 increase in the allowance for loan loss provision expense and a $131,000 increase in other operating expenses.  Offsetting the above decreases in net income were a $419,000 increase in net interest income, a $245,000 decrease in federal income tax expense and $48,000 increase in other income, excluding security gains and losses.   Basic and diluted earnings per share for the three months ended March 31, 2008 were $0.64 and $0.64 as compared with $0.84 and $0.82 for the three months ended March 31, 2007.

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

Although the Company generally intends to hold its investment securities to maturity, all of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. Securities in the held to maturity category, of which the Company has none, would be accounted for at amortized cost. The Company holds no trading securities in its portfolio. The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions. Equity investments are accounted for at fair market value. The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at March 31, 2008 was $92,057,000, compared to $83,846,000 at March 31, 2007, an increase of $8,211,000, or 9.8%. The increase is due primarily to the purchase of $10,733,000 investment securities by the bank, offset by $2,345,000 decrease in unrealized gains on investments held by the holding company.

Bank Owned Securities

The bank owned securities portfolio at March 31, 2008 was $60,794,000, compared to $49,985,000 at December 31, 2007, an increase of $10,809,000, or 21.6%. The increase is due primarily to the purchase of $10,733,000 state and municipal bonds and a $903,000 increase in unrealized gains, less principal payments on mortgage backed securities.

The carrying value of the available for sale portion of the portfolio at March 31, 2008 includes an unrealized gain of $1,732,000 (reflected as accumulated other comprehensive income of $1,143,000 in stockholders’ equity, net of a deferred income tax liability of $589,000). This compares with an unrealized gain at December 31, 2007 of $826,000 (reflected as accumulated other comprehensive income of $547,000 in stockholders’ equity, net of a deferred income tax liability of $282,000).

Holding Company Owned Securities

The securities portfolio at March 31, 2008 was $31,263,000, compared to $33,861,000 at December 31, 2007, a decrease of $2,598,000, or 7.7%. The decrease includes a decrease of $2,345,000 in unrealized gains. The securities portfolio is exclusively invested in financial institutions and bank holding companies.  This sector has underperformed the broader stock indexes in recent quarters.  Realized gains on sale of equity securities were $397,000 for the three months ended March 31, 2008.

The carrying value of the available for sale portion of the portfolio at March 31, 2008 includes an unrealized gain of $3,732,000 (reflected as accumulated other comprehensive income of $2,463,000 in stockholders’ equity, net of a deferred income tax liability of $1,269,000). This compares with an unrealized gain at December 31, 2007 of $6,077,000 (reflected as accumulated other comprehensive income of $4,011,000 in stockholders’ equity, net of a deferred income tax liability of $2,066,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, decreased $9,466,000, or 2.4%, to $389,013,000 at March 31, 2008 from $398,479,000 at December 31, 2007. Gross loans represented 89.3% of total deposits at March 31, 2008 as compared with 90.6% at December 31, 2007. This decrease is primarily due a decrease in loan demand caused partially by a slowing economy and a depressed local real estate market.

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

The allowance for loan losses at March 31, 2008 and December 31, 2007 was $4,206,000 and $3,854,000, respectively. At March 31, 2008, the allowance for loan losses represented 1.08% of the gross loan portfolio, compared with 0.97% at December 31, 2007.  This increase is due to an increased provision for loan losses and decreases in loan balances.  At March 31, 2008, in consideration of the bank’s assessment of asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 -“Analysis of Allowance for Loan Loss” -details the activity, which occurred in the allowance over the first three months of 2008 and 2007.

Table 1 - Analysis of Allowance for Loan Loss (1)

(in thousands)	2008	2007
Balance, January 1	$3,854	$3,610
Provision charged to operating expense	400	150
Charge-offs:
Commercial	(11)	0
Real Estate	0	0
Consumer	(74)	(82)
Total charge-offs	(85)	(82)

Recoveries:
Commercial	21	1
Real Estate	0	0
Consumer	16	36
Total Recoveries	37	37

Net (charge-offs) recoveries	(48)	(45)

Balance, March 31	$4,206	$3,715

Net (charge-offs) or recoveries to average net loans	(0.01)	(0.01)

(1)  Bank’s loan portfolio is entirely domestic

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank, the Officer’s Loan Committee and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank’s policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented and reasonable expectation of the collection of the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis presented to the Board of Directors. Management is not aware of any material potential loan credit problems that have not been disclosed in this report.  A summary of the loans that the Company has identified as impaired follows:

	3/31/08	12/31/07
	(in thousands)
Balance	$6,982	$7,059
Related allowance	1,007	940

Table 2 - “Assets Quality Ratios” - summarizes pertinent asset quality ratios at March 31, 2008 and December 31, 2007.

Table 2 - Asset Quality Ratios

	3/31/08	12/31/07
Non-accrual loans/total loans	1.15%	1.10%
Non-performing assets (1)/total loans	1.37%	1.36%
Net (charge offs) recoveries/average loans	(0.01)%	(0.09)%
Allowance/total loans	1.08%	0.97%
Allowance/non-accrual loans	94.4%	87.7%
Allowance/non-performing loans (1)	88.2%	71.1%

(1) - Includes non-accrual loans

At March 31, 2008 and December 31, 2007, the Company had other real estate owned (not used in operations) in the amount of $2,826,000 and $2,313,000 respectively of which $ 542,000 and $ 25,000, respectively, represents foreclosed property.  At March 31, 2008 and December 31, 2007, the Company had non-accrual loans in the amount of $4,457,000 and $4,397,000, respectively.

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

The Company had $10,878,000 and $10,768,000 in BOLI as of March 31, 2008 and December 31, 2007, respectively. This increase is primarily due to the cash value appreciation.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at March 31, 2008 were $435,776,000, a decrease of $4,154,000, or 0.9%, from total deposits of $439,930,000 at December 31, 2007. This decrease is primarily due to a $4,830,000 decrease in demand deposits, which management considers to be normal fluctuations in these types of accounts.

Short-Term Borrowings

Short term borrowings at March 31, 2008 were $10,011,000, compared to $10,996,000 at December 31, 2007, a decrease of $985,000, or 9.0%. Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings. Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Debt Borrowings

Long term borrowings at March 31, 2008 were $36,732,000, compared to $26,740,000 at December 31, 2007, an increase of $9,992,000, or 37.4%. This increase is primarily due to a $ 10,000,000 borrowing with the Federal Home Loan Bank for a term of 10 years and settling in February 2008.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $40,086,000 at March 31, 2008, compared to $36,851,000 at December 31, 2007, an increase of $3,235,000 or 8.8%. This increase is primarily due to an increase of $4,929,000 in Federal funds sold.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2008, there was $76,820,000 in liquid securities as compared to $68,573,000 at December 31, 2007. Liquid securities increased by $8,247,000 since year end primarily due to the purchase of investment securities available for sale at the bank.  Liquid securities held at Tower Bancorp decreased $2,598,000 due to sales, calls and maturity of investment securities exceeding purchases and market value fluctuations.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at March 31, 2008 were $435,776,000, compared to $439,930,000 at December 31, 2007. In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position at March 31, 2008 is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at March 31, 2008 were $107,894,000, which consisted of $104,538,000 in unfunded commitments to existing loans and unfunded new loans and $3,356,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at March 31, 2008 for the Company and the Bank.

Table 3 - Capital Ratios

	Actual			Minimum for Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$60,855	16.6	%>	29,382	>	8.0%	N/A		N/A
Bank	47,473	13.1	%>	29,033	>	8.0%	36,292	>	10.0%

Tier 1 capital/risk weighted assets:
Company	55,000	15.0	%>	14,691	>	4.0%	N/A		N/A
Bank	43,267	11.9	%>	14,517	>	4.0%	21,775	>	6.0%

Tier 1 capital/average assets
Company	55,000	10.1	%>	21,829	>	4.0%	N/A		N/A
Bank	43,267	8.5	%>	20,461	>	4.0%>	25,576	>	5.0%

These capital ratios continue to remain at levels which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on January 9, 2008, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.28 per share, payable on February 15, 2008 to all shareholders of record as of February 1, 2008. The payment of this quarterly cash dividend decreased retained earnings by $650,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 4 - CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2008, management made a number of changes to remediate material weakness noted in our December 31, 2007 10-K filing.  Our full time Loan Review Officer conducted independent loan reviews throughout the first quarter.  The reviews included an assessment of management risk identification for loans.  An outside accounting firm will test the Loan Review Officer’s work periodically.  The same firm will also review the methodology surrounding the allowance for loan loss calculation.

In order to improve our management information system in the lending area, we have included some additional coding of assets, and are in the process of a system wide review of the loan portfolio to assure completeness of this coding.  We also are risk-rating the commercial portfolio to aid management of the bank in determining quarterly allowance requirements.  All loan policy exceptions are being noted and more detailed coding has been implemented to determine risk exposure in the various business sectors. Trend analysis will be used in the future to note any concentrations in any of the sectors.

Credit administration is doing a completely independent credit analysis of borrowers over a defined threshold and obtaining current financial information from the borrowers in order to do the analysis. We now have a procedure in place to assure receipt of current financial information for all commercial loans in this defined threshold on an on-going basis.

Additional personnel have been employed by the bank and provided the training to review loan documentation in all loan files, and bring to the attention of management any missing documents or irregularities that are found. Procedures have been put in place to assure that the responsible person obtains the information needed on a more timely basis.

The bank’s loan policy continues to be developed and some of the procedures that accompany sections of the policy have already been completed.

Management believes the above steps show substantial progress has been made to remediate the material weaknesses noted in our December 31, 2007 10-K filing.  Management expects further steps to be taken in subsequent periods to continue to strengthen controls.

PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  In the opinion of Tower’s management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower’s operations or financial position.  However, in the opinion of the Company, after consulting with legal counsel, no legal proceedings are pending, which are expected to have a material adverse effect on the company or subsidiary. No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank. In addition, to Management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A - Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2006, the Board of Directors authorized the Company to redeem or repurchase 100,000 shares of the Company’s common stock from specific shareholders or in the open market.  The stock repurchase plan does not expire.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

January 2008	7,220	38.82	7,220	41,054

February 2008	2,000	39.50	2,000	39,054

March 2008	173	39.75	173	38,881

Total	9,393	38.98	9,393	38,881

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

There have been no material changes to the procedures for which a shareholder may recommend nominees to the Company’s Board of Directors.

Item 6 - Index to Exhibits

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

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	May 9, 2008

/s/ Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date:	May 9, 2008