Form 10-Q
period 2008-06-30
TOWER BANCORP INC
filed 2008-08-01
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

2,314,843 shares of common stock outstanding at July 23, 2008

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$13,376	$16,770
Federal funds sold	7,175	20,081
Interest bearing balances with banks	800	0
Investment securities available for sale	61,362	49,985
Equity securities available for sale	25,692	33,861
Restricted bank stock	4,342	2,914
Loans:
Real estate mortgages	356,103	350,976
Commercial	26,625	30,444
Consumer	16,136	17,059
Gross loans	398,864	398,479
Less: reserve for possible loan losses	(4,055)	(3,854)
Loans, net	394,809	394,625
Bank premises, equipment, furniture and fixtures, net	11,446	9,861
Real estate owned other than premises	2,172	2,313
Accrued interest receivable	1,972	1,861
Cash surrender value of life insurance	10,989	10,768
Goodwill	16,558	16,558
Core deposit intangible	1,505	1,693
Other assets	1,694	346
Total assets	$553,892	$561,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits in domestic offices:
Demand	$40,723	$46,860
Savings	226,291	223,904
Time	162,396	169,166
Liabilities for borrowed money	46,637	37,735
Accrued interest payable	728	999
Other liabilities	3,507	4,558
Total liabilities	480,282	483,222

STOCKHOLDERS’ EQUITY
Capital stock, common, no par, authorized 5,000,000 shares; 2,420,481 and 2,420,481 shares issued	2,225	2,225
Additional paid-in capital	34,821	34,831
Retained earnings	41,478	40,696
Accumulated other comprehensive income (loss)	(766)	4,558
Less: cost of treasury stock; 2008 - 104,688 shares; 2007 - 98,055 shares	(4,148)	(3,896)
Total stockholders’ equity	73,610	78,414

Total liabilities and stockholders’ equity	$553,892	$561,636

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 Omitted)
Interest Income
Interest & fees on loans	$6,831	$7,053
Interest on investment securities available for sale	944	695
Interest on federal funds sold	77	546
Total interest income	7,852	8,294
Interest Expense
Interest on deposits	2,096	3,029
Interest on borrowed money	529	508
Total interest expense	2,625	3,537

Net interest income	5,227	4,757

Provision for loan losses	150	150

Net interest income after provision for loan losses	5,077	4,607

Other Income
Investment service income	171	240
Service charges on deposit accounts	466	455
Other service charges	291	292
Other operating income	105	184
Investment securities gains	327	476
Total other income	1,360	1,647

Other Expense
Salaries, wages and other benefits	2,029	2,022
Occupancy and equipment expense	1,030	890
Professional fees	249	280
Amortization of core deposit intangible	92	103
Marketing	156	121
Taxes not based on income	170	154
Other operating expenses	551	399
Total other expenses	4,277	3,969

Income before taxes	2,160	2,285
Applicable income taxes	562	572
Net income	$1,598	$1,713

Earnings per share:
Basic earnings per share	$0.69	$0.72
Weighted average shares outstanding	2,317,971	2,353,926
Diluted earnings per share	$0.69	$0.72
Weighted average shares outstanding	2,322,447	2,362,399

Dividends declared per share	$0.28	$0.26

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 Omitted)
Interest Income
Interest & fees on loans	$13,923	$13,983
Interest on investment securities available for sale	1,856	1,468
Interest on federal funds sold	245	1,025
Total interest income	16,024	16,476
Interest Expense
Interest on deposits	4,588	5,960
Interest on borrowed money	1,053	1,022
Total interest expense	5,641	6,982

Net interest income	10,383	9,494

Provision for loan losses	550	300

Net interest income after provision for loan losses	9,833	9,194

Other Income
Investment service income	409	463
Service charges on deposit accounts	907	853
Other service charges	611	578
Other operating income	216	339
Investment securities gains (losses)	724	1,689
Total other income	2,867	3,922

Other Expense
Salaries, wages and other benefits	4,293	4,158
Occupancy and equipment expense	2,012	1,824
Professional fees	500	537
Amortization of core deposit intangible	188	210
Marketing	235	202
Taxes not based on income	342	338
Other operating expenses	1,038	900
Total other expenses	8,608	8,169

Income before taxes	4,092	4,947
Applicable income taxes	1,010	1,265
Net income	$3,082	$3,682

Earnings per share:
Basic earnings per share	$1.33	$1.56
Weighted average shares outstanding	2,318,236	2,355,853
Diluted earnings per share	$1.33	$1.56
Weighted average shares outstanding	2,323,568	2,364,532

Dividends declared per share	$0.56	$0.52

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

(UNAUDITED)

	Three Months Ended
	June 30
	2008	2007
	(000 Omitted)

Net income	$1,598	$1,713

Other comprehensive income:
Net (gains) realized, net of tax	(215)	(314)
Change in fair value, net of tax	(4,157)	(1,211)

Unrealized holding gains (losses), net of tax	(4,372)	(1,525)

Comprehensive income (loss)	$(2,774)	$188

	Six Months Ended
	June 30
	2008	2007
	(000 Omitted)

Net income	$3,082	$3,682

Other comprehensive income:
Net (gains) realized, net of tax	(478)	(1,115)
Change in fair value, net of tax	(4,846)	(1,347)

Unrealized holding gains (losses), net of tax	(5,324)	(2,462)

Comprehensive income (loss)	$(2,242)	$1,220

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 omitted)
Cash flows from operating activities:
Net income	$3,082	$3,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539	647
Provision for loan losses	550	300
Stock-based compensation	78	108
(Gain) on sale of investment securities	(724)	(1,689)
Other (net)	(1,364)	(246)
Net cash provided by operating activities	2,161	2,802

Cash flows from investing activities:
Loans (net)	(598)	2,972
Purchases of bank premises, equipment, furniture and fixtures	(2,746)	(492)
Interest bearing balances with banks	(800)	0
Purchases of available for sale securities	(14,488)	(2,782)
Maturities/sales of available for sale securities	3,988	6,362
Redemption (purchase) of restricted bank stock	(1,428)	(121)
Proceeds from sale of other real estate owned	826	0
Net cash provided (used) by investing activities	(15,246)	5,939

Cash flows from financing activities:
(Increase) decrease in federal funds sold	12,906	(35,826)
Net increase (decrease) in deposits	(10,576)	32,251
Long term borrowings	10,580	0
Payments on long term borrowings	(1,605)	(5,000)
Net increase (decrease) in short term borrowings	(63)	(36)
Purchase of treasury stock	(520)	(940)
Proceeds from sale of treasury stock	268	183
Cash dividends paid	(1,299)	(1,226
Net cash provided (used) by financing activities	9,691	(10,594)

Net decrease in cash and cash equivalents	(3,394)	(1,853)

Cash and cash equivalents at beginning of period	16,770	14,128

Cash and cash equivalents at end of period	$13,376	$12,275

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(UNAUDITED)

Note 1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of June 30, 2008 and the results of its operations for the three and six month periods ended June 30, 2008 and 2007.  Information presented at December 31, 2007 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  Additional information is contained on pages 18, 23, and 24 of this report for the provision and allowance for loan losses.

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

Note 1.           Basis of Presentation (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)).  The Standard will change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder’s fees, advisory, legal, accounting, valuation and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The company does not expect the implementation to have a material impact on its financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The company does not expect the implementation of SFAS 161 to have a material impact on its financial statements.

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

Note 4.           Stock Compensation Plans

At June 30, 2008, the Company had two stock-based compensation plans.  On January 1, 2006, the Company adopted FASB Statement No. 123 (R) using the modified prospective method.  The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

Included in salaries and employee benefits expense for the six months ended June 30, 2008 and 2007 is $ 58,000 and $ 70,000, respectively, of stock-based compensation expense.  Also included in other operating expense for the six months ended June 30, 2008 and 2007 is $ 20,000 and $ 38,000, respectively, of stock-based compensation expense.

Stock option plan activity for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options (in thousands)
Outstanding at January 1, 2008	34,858	34.34	6	289,000
Granted	6,500	31.85	7.75	41,000
Exercised	6,788	22.36	N/A	N/A
Forfeited	3,187	40.79	N/A	N/A
Outstanding at June 30, 2008	31,383	35.76	6	155,000
Exercisable at June 30, 2008	26,383	34.75	5	155,000

The total value of in-the-money options exercised during the first six months ended June 30, 2008 was $109,000.

Note 5.           Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Options on 26,907 shares were excluded from the calculation at June 30, 2008 because the effects were anti-dilutive. Potential dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended
	June 30, 2008		June 30, 2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,317,971	$0.69	2,353,926	$0.72
Effect of dilutive securities:
Stock options	4,476		8,473
Diluted earnings per share	2,322,447	$0.69	2,362,399	$0.72

	Six Months Ended
	June 30, 2008		June 30, 2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,318,236	$1.33	2,355,853	$1.56
Effect of dilutive securities:
Stock options	5,332		8,679
Diluted earnings per share	2,323,568	$1.33	2,364,532	$1.56

Note 6.           Investment Securities in a Loss Position

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007:

	June 30, 2008
	(000 omitted)
	Less than 12 Months		12 Months or Greater		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U. S. government agencies	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	4,473	11	10	0	4,483	11
Corporate bonds	1,943	171	392	99	2,335	270
Equities	8,743	3,960	3,920	1,417	12,663	5,377
Obligations of state and political subdivisions	9,263	193	0	0	9,263	193
Total	$24,422	$4,335	$4,322	$1,516	$28,744	$5,851

Note 6.           Investment Securities in a Loss Position (Continued)

	December 31, 2007
	(000 omitted)
	Less than 12 Months		12 Months or Greater		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U. S. government agencies	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	190	1	941	11	1,131	12
Corporate bonds	854	108	458	32	1,312	140
Equities	7,988	1,647	2,215	443	10,203	2,090
Obligations of state and political subdivisions	1,236	0	6,041	22	7,277	22
Total	$10,268	$1,756	$9,655	$508	$19,923	$2,264

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

At June 30, 2008, six (6) mortgage-backed securities, five (5) corporate bonds, eighty-three (83) equities, and nineteen (19) obligations of state and political subdivisions had unrealized losses.  Management has determined that no declines are deemed to be other than temporary.

At December 31, 2007, five (5) mortgage-backed securities, three (3) corporate bonds, sixty (60) equities, and fifteen (15) obligations of state and political subdivisions had unrealized losses.  Management has determined that no declines are deemed to be other than temporary.

Note 7.           Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Note 7.           Fair Value Measurements (Continued)

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all equity securities held by the holding company with a total fair value of $ 26,000,000 are considered to be Level 1 Securities.  All others are considered to be Level 2.

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value.  Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value.  At June 30, 2008, the entire balance of loans held for sale was recorded at its cost.

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

Note 7.           Fair Value Measurements (Continued)

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.  We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2008

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

OVERVIEW

Net income for the three months ended June 30, 2008 and 2007 was $1,598,000 and $1,713,000, respectively. The decrease of $115,000, or 6.7%, is attributable to a decrease of investment security gains and increased occupancy and equipment expense.  Net interest income increased 9.9%, other income decreased 17.4%, the provision for loan losses remained the same and other expenses increased 7.8%. On a basic and diluted per share basis, net income for the three months ended June 30, 2008 was $0.69 and $0.69, respectively, as compared with $0.72 and $0.72 for the three months ended June 30, 2007.

Net income for the six months ended June 30, 2008 and 2007 was $3,082,000 and $3,682,000, respectively. The decrease of $600,000, or 16.3%, is attributable to a decrease of investment security gains and an increased provision expense for the allowance for loan losses.  Net interest income increased 9.4%, other income decreased 26.9%, the provision for loan losses increased 83.3% and other expenses increased 5.4%. On a basic and diluted per share basis, net income for the six months ended June 30, 2008 was $1.33 and $1.33, respectively, as compared with $1.56 and $1.56 for the six months ended June 30, 2007. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 7.87% and 9.10% for the first six months of 2008 and 2007, respectively.  Return on average tangible equity was 10.28% and 11.69% for the first six months of 2008 and 2007 respectively, a decrease of 12.1%. The decrease in this ratio is attributable to a decreased level of net income.

During the first six months of 2008, the Company’s assets decreased $ 7,744,000, or 1.4%, to $553,892,000 as of June 30, 2008 from $ 561,636,000 as of December 31, 2007. This decrease is primarily attributable to a decrease in Federal funds sold.  Federal funds sold decreased 64.3% to $ 7,175,000 due primarily to a decrease in deposits and increases in investments and loans.  Total loans remained the same at $ 399,000,000.  Total deposits decreased by $ 10,520,000, or 2.4%, during the first six months of 2008 to $ 429,410,000 as of June 30, 2008 from $ 439,930,000 as of December 31, 2007. As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit increases may not be assumed to continue at historical levels.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended June 30, 2008, total interest income decreased by $ 442,000, or 5.3%, to $ 7,852,000 as compared with $8,294,000 for the three months ended June 30, 2007.  This decrease is primarily due to decreased yields on overnight federal funds sold.  Earning assets decreased 2.6% to $ 498,235,000, loans increased $ 9,851,000 or 2.5% to $ 398,864,000, investment securities decreased $ 4,884,000 and overnight federal funds sold decreased $ 17,835,000. Management continued to target efforts to attract mortgage and small commercial loans. During the first quarter of 2008, there was a 25 basis point decrease in the New York Prime Rate and an 88 basis point increase in the One Year Constant Maturity Treasury Rate.

Total interest expense decreased by $912,000, or 25.8% to $2,625,000 for the three months ended June 30, 2008 from $3,537,000 for the three months ended June 30, 2007. This decrease is primarily due to lower deposit rates and lower rates on bank borrowings.  The cost of interest bearing funds at the bank decreased to 2.36% for the second quarter of 2008 compared to 3.13% for the second quarter of 2007.

Net interest income increased by $470,000, or 9.9%, to $5,227,000 for the three months ending June 30, 2008 from $4,757,000 for the three months ending June 30, 2007. This increase is primarily due to the lower cost of interest bearing funds at the bank.

For the six months ended June 30, 2008, total interest income decreased by $ 452,000, or 2.7%, to $ 16,024,000 as compared with $16,476,000 for the six months ended June 30, 2007. This decrease is primarily due to decreased yields on overnight federal funds sold.  Earning assets decreased from December 31, 2007 by 1.4% to $ 498,235,000, loans increased by $ 385,000 or 0.1% to $ 398,864,000, investment securities increased $ 4,636,000 and overnight federal funds sold decreased $12,906,000.  Management continued to target efforts to attract mortgage and small commercial loans.  During the first six months of 2008, there was a 225 basis point decrease in the New York Prime Rate and an 84 basis point decrease in the One Year Constant Maturity Treasury Rate.

Total interest expense decreased by $ 1,341,000, or 19.2% to $ 5,641,000 for the six months ended June 30, 2008 from $ 6,982,000 for the six months ended June 30, 2007.  This decrease is primarily due to lower deposit rates and lower rates on bank borrowings.  The cost of interest bearing funds at the bank decreased to 2.54% for the first six months of 2008 compared to 3.12% for the first six months of 2007.

Net interest income increased by $ 889,000, or 9.4%, to $ 10,383,000 for the six months ended June 30, 2008 from $9,494,000 for the six months ended June 30, 2007.  This increase is primarily due to the lower cost of interest bearing funds at the bank.

Provision for Loan Losses

The provision for loan losses was $ 150,000 for the three months ended June 30, 2008 compared with $ 150,000 for the three months ended June 30, 2007.  The level of provision is commensurate with the risk identified in the loan portfolio.

The provision for loan losses was $ 550,000 for the six months ended June 30, 2008 compared with $ 300,000 for the six months ended June 30, 2007, an increase of 83.3%.  The increase in the provision is in response to a slower housing market, declining prices of real estate, and increased delinquencies.  The level of provision is commensurate with the risk identified in the loan portfolio.

The allowance for loan losses represented 1.02% of total loans at June 30, 2008, compared with 0.97% as of December 31, 2007 and 0.99% as of June 30, 2007. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio, including delinquencies, and other relevant factors. Based upon these factors, management believes that as of June 30, 2008, the reserve is reasonable and sufficient to support the current level of loans in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 24.

Other Income

For the three months ended June 30, 2008, other income was $ 1,360,000, a decrease of $ 287,000, or 17.4%, compared with other income of $ 1,647,000 for the three months ended June 30, 2007. The decrease was primarily due to a decrease of $ 149,000 in net gains from the sale of securities, which were $ 327,000 for the three months ended June 30, 2008 and $ 476,000 for the three months ended June 30, 2007. Other income was positively impacted by an increase of $ 22,000 in trust revenues.  Other income was negatively impacted by a $ 92,000 decrease in revenues from investment service fees, $ 72,000 decrease of BOLI income and $ 16,000 increase in mortgage servicing rights valuation expense.  During the second quarter of 2007, BOLI income included $ 85,000 which were proceeds from a death benefit.  The bank began recognizing mortgage servicing rights valuation in the third quarter of 2007.

For the six months ended June 30, 2008, other income was $ 2,867,000, a decrease of $ 1,055,000, or 26.9%, compared with other income of $ 3,922,000 for the six months ended June 30, 2007. The decrease was primarily due to a decrease of $ 965,000 in net gains from the sale of securities, which were $ 724,000 for the six months ended June 30, 2008 and $ 1,689,000 for the six months ended June 30, 2007. Other income was positively impacted by an increase of $ 46,000 in NSF fees and an increase of $ 42,000 in trust revenues.  Other income was negatively impacted by a $ 107,000 decrease in BOLI income, a $ 96,000 decrease in revenues from investment service fees, and $ 32,000 increase in mortgage servicing rights valuation expense.  During the first six months of 2007, BOLI income included $ 132,000 which were death benefits proceeds.  The bank began recognizing mortgage servicing rights valuation in the third quarter of 2007.  In February 2008, the bank initiated a cash rewards program for debit cards.  The Bank re-established and reactivated its Trust Department in the third quarter of 2006.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $4,277,000 for the three months ended June 30, 2008 from $3,969,000 for the three months ended June 30, 2007. The $308,000, or 7.8% increase was primarily due to a $90,000 increase in data processing expenses, a $78,000 increase of employee benefits and health insurance expenses, and $56,000 increase in FDIC insurance premium expense.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $ 7,000, or less than 1%, to $ 2,029,000 for the three months ended June 30, 2008 from $ 2,022,000 for the three months ended June 30, 2007. Health insurance expense increased $ 78,000 or 31.3% while salary expense was down $ 69,000 due to deferral of FASB91 costs to originate loans.

Occupancy and equipment expenses increased $ 140,000, or 15.7%, to $ 1,030,000 for the three months ended June 30, 2008 from $ 890,000 for the three months ended June 30, 2007.  The increase is primarily due to a $ 90,000, or 25.2%, increase of data processing expense, and a $ 34,000, or 24.2%, increase of equipment depreciation expense.  The bank has updated security systems at a number of branches and continues to invest in computer network initiatives.

Other operating expenses during the three months ended June 30, 2008 increased $ 161,000, or 15.2% to $ 1,218,000 from $ 1,057,000 during the three months ended June 30, 2007. The increase is primarily due to an increase of $ 56,000 in FDIC insurance premium expense, a $ 32,000 increase in meeting and travel expense and a $ 28,000 increase in supply expenses.

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $8,608,000 for the six months ended June 30, 2008 from $ 8,169,000 for the six months ended June 30, 2007. The $ 439,000, or 5.4% increase was primarily due to a $ 218,000 increase of employee benefits and health insurance expenses, $ 90,000 increase in data processing expenses, and an $ 82,000 increase in FDIC insurance premium expense.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $ 135,000, or 3.3%, to $ 4,293,000 for the six months ended June 30, 2008 from $ 4,158,000 for the six months ended June 30, 2007.  The increase is primarily attributable to a $ 147,000 increase of health insurance premium expense and a $ 70,000 increase of employee benefit expense.  The employee benefit expense included a one-time charge of $ 98,000 to make the final 2007 contributions to the profit sharing and employee stock ownership plans.  Health insurance premiums increased 32.2%.

Occupancy and equipment expenses increased $ 188,000, or 10.3%, to $ 2,012,000 for the six months ended June 30, 2008 from $ 1,824,000 for the six months ended June 30, 2007.  The increase is primarily due to $90,000 or 12.0% increase of data processing expense and $ 47,000 or 17.2% increase of equipment depreciation expense.  The bank has updated security systems at a number of branches and continues to invest in computer network initiatives.

Other operating expenses during the six months ended June 30, 2008 increased $ 116,000, or 5.3% to $ 2,303,000 from $ 2,187,000 during the six months ended June 30, 2007.  The increase is primarily due to an increase of $ 82,000 of FDIC insurance premium expense.

Income Taxes

Income tax expense was $ 562,000 for the three months ended June 30, 2008, a decrease of $ 10,000, or 1.7%, compared with $572,000 for the three months ended June 30, 2007.  The lower income tax expense is due to lower pre-tax income.

Income tax expense was $1,010,000 for the six months ended June 30, 2008, a decrease of $ 255,000, or 20.2%, compared with $1,265,000 for the six months ended June 30, 2007.  The lower income tax expense is due to lower pre-tax income.

Net Income

Net income for the three months ended June 30, 2008 was $ 1,598,000, a decrease of $ 115,000, or 6.7%, compared with $ 1,713,000 for the three months ended June 30, 2007. The decrease in net income is the result of a decrease of $ 287,000 in other income and a $ 308,000 increase in other operating expenses.  Offsetting the above decreases in net income were a $ 470,000 increase in net interest income and a $ 10,000 decrease in federal income tax expense. Basic and diluted earnings per share for the three months ended June 30, 2008 were $ 0.69 and $ 0.69 as compared with $ 0.72 and $ 0.72 for the three months ended June 30, 2007.

Net income for the six months ended June 30, 2008 was $ 3,082,000, a decrease of $ 600,000, or 16.3%, compared with $ 3,682,000 for the six months ended June 30, 2007.  The decrease in net income is the result of a decrease of $ 965,000 in security gains, a $ 439,000 increase in other expenses, a $ 250,000 increase in the allowance for loan loss provision expense and a $ 90,000 decrease in other income, excluding security gains.  Offsetting the above decreases in net income were a $ 889,000 increase in net interest income and a $ 255,000 decrease in federal income tax expense. Basic and diluted earnings per share for the six months ended June 30, 2008 were $ 1.33 and $ 1.33, respectively, as compared with $ 1.56 and $ 1.56, respectively, for the six months ended June 30, 2007.

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

The consolidated securities portfolio at June 30, 2008 was $ 87,054,000, compared to $ 83,846,000 at December 31, 2007, an increase of $ 3,208,000, or 3.8%. The increase is due primarily to the net purchase of $ 13,505,000 investment securities by the bank, offset by $ 7,801,000 decrease in unrealized gains on investments held by the holding company.

Bank Owned Securities

The bank owned securities portfolio at June 30, 2008 was $ 61,362,000, compared to $ 49,985,000 at December 31, 2007, an increase of $ 11,377,000, or 22.8%.  The increase is due primarily to the purchase of $ 15,085,000 security investments, the maturity or calling of $ 1,580,000 and a $ 266,000 decrease in unrealized gains, less principal payments on mortgage backed securities.

The carrying value of the available for sale portion of the portfolio at June 30, 2008 includes an unrealized gain of $ 563,000 (reflected as accumulated other comprehensive income of $ 372,000 in stockholders’ equity, net of a deferred income tax liability of $ 191,000). This compares with an unrealized gain at December 31, 2007 of $ 829,000 (reflected as accumulated other comprehensive income of $ 547,000 in stockholders’ equity, net of a deferred income tax liability of $ 282,000).

Holding Company Owned Securities

The securities portfolio at June 30, 2008 was $ 25,692,000, compared to $ 33,861,000 at December 31, 2007, a decrease of $ 8,169,000, or 24.1%.  The decrease includes a decrease of $ 7,801,000 in unrealized gains.  The securities portfolio is exclusively invested in financial institutions and bank holding companies.  This sector has underperformed the broader stock indexes in recent quarters.  Realized gains on sale of equity securities were $ 722,000 for the six months ended June 30, 2008.

The carrying value of the available for sale portion of the portfolio at June 30, 2008 includes an unrealized loss of $ 1,724,000 (reflected as accumulated other comprehensive - loss of $ 1,138,000 in stockholders’ equity, net of a deferred income tax asset of $ 586,000).  This compares with an unrealized gain at December 31, 2007 of $ 6,077,000 (reflected as accumulated other comprehensive income of $ 4,011,000 in stockholders’ equity, net of a deferred income tax liability of $ 2,066,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category.  Gross loans receivable, net of unearned fees and origination costs, increased $ 385,000, or less than 1% to $ 398,864,000 at June 30, 2008 from $ 398,479,000 at December 31, 2007. Gross loans represented 92.9% of total deposits at June 31, 2008 as compared with 90.6% at December 31, 2007. This increase is primarily due a decrease in deposits, particularly time deposits.

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

The allowance for loan losses at June 30, 2008 and December 31, 2007 was $ 4,055,000 and $ 3,854,000, respectively.  At June 30, 2008, the allowance for loan losses represented 1.02% of the gross loan portfolio, compared with 0.97% at December 31, 2007.  This increase is due to an increased provision for loan losses in response to a slower housing market, declining prices of real estate, and increased delinquencies and no significant change in gross loan volumes.  At June 30, 2008, in consideration of the bank’s assessment of asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 –“Analysis of Allowance for Loan Loss” -details the activity which occurred in the allowance over the first six months of 2008 and 2007.

Table 1 – Analysis of Allowance for Loan Loss (1)

(in thousands)	2008	2007
Balance, January 1	$3,854	$3,610
Provision charged to operating expense	550	300
Charge-offs:
Commercial	(268)	0
Real Estate	0	0
Consumer	(134)	(129)
Total charge-offs	(402)	(129)

Recoveries:
Commercial	21	2
Real Estate	0	0
Consumer	32	52
Total Recoveries	53	54

Net (charge-offs) recoveries	(349)	(75)

Balance, June 30	$4,055	$3,835

Net (charge-offs) or recoveries to average net loans	(0.09)	(0.02)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The larger commercial loans are evaluated for impairment.  Impairment is measured on a loan-by-loan basis by comparing the contractual principal and interest payments to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Consumer loans such as residential mortgages and installments, comprised of smaller balance homogeneous loans, are collectively evaluated for impairment.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest income on such loans is recognized only to the extent of interest payments received.

A summary of the loans that the Company has identified as impaired follows:

	6/30/08	12/31/07
	(in thousands)
Balance	$7,199	$7,059
Related allowance	842	940

Table 2 – “Assets Quality Ratios” – summarizes pertinent asset quality ratios at June 30, 2008 and December 31, 2007.

Table 2 – Asset Quality Ratios

	6/30/08	12/31/07
Non-accrual loans/total loans	1.23%	1.10%
Non-performing assets (1)/total loans	1.37%	1.36%
Net (charge offs) recoveries/average loans	(0.09)%	(0.09)%
Allowance/total loans	1.02%	0.97%
Allowance/non-accrual loans	82.3%	87.7%
Allowance/non-performing loans (1)	76.9%	71.1%

(1) – Includes non-accrual loans

At June 30, 2008 and December 31, 2007, the Company had other real estate owned (not used in operations) in the amount of $2,172,000 and $2,313,000 respectively of which $ 175,000 and $ 25,000, respectively, represents foreclosed property.  At June 30, 2008 and December 31, 2007, the Company had non-accrual loans in the amount of $ 4,925,000 and $4,397,000, respectively.  The Company also had loans 90 days or more past due (still accruing interest) of $ 350,000 and $ 1,001,000 at June 30, 2008 and December 31, 2007, respectively.

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

The Company had $10,989,000 and $10,768,000 in BOLI as of June 30, 2008 and December 31, 2007, respectively. This increase is primarily due to the cash value appreciation.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at June 30, 2008 were $ 429,410,000, a decrease of $ 10,520,000, or 2.4%, from total deposits of $ 439,930,000 at December 31, 2007. This decrease is primarily due to a $ 6,770,000 decrease in time deposits, which have declined due to lower rates being offered by the bank and a $ 6,137,000 decrease in demand deposits, which management considers to be normal fluctuations in these types of accounts.

Short-Term Borrowings

Short term borrowings at June 30, 2008 were $ 9,913,000, compared to $ 10,996,000 at December 31, 2007, a decrease of $ 1,083,000, or 9.8%. Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings. Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Debt Borrowings

Long term borrowings at June 30, 2008 were $36,724,000, compared to $26,740,000 at December 31, 2007, an increase of $9,984,000, or 37.3%. This increase is primarily due to a $ 10,000,000 borrowing with the Federal Home Loan Bank for a term of 10 years commencing February 2008.

Asset/Liability Management

The management of interest rate risk involves measuring and analyzing the maturity and repricing of interest-earning assets and interest-bearing liabilities at specific points in time. The imbalance between interest-earning assets and interest-bearing liabilities is commonly referred to as the interest rate gap.  The interest rate gap is one measure of the risk inherent in the existing balance sheet as it relates to potential changes in net interest income.  Maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities is a means of monitoring and possibly avoiding material fluctuations in the net interest margin during periods of changing interest rates.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $ 21,351,000 at June 30, 2008, compared to $36,851,000 at December 31, 2007, a decrease of $ 15,500,000 or 42.1%.  This decrease is primarily due to a decrease of $ 12,906,000 in federal funds sold.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At June 30, 2008, there was $ 72,933,000 in liquid securities as compared to $ 68,573,000 at December 31, 2007.  Liquid securities increased by $ 4,360,000 since the end of 2007, primarily due to the purchase of investment securities available for sale at the bank.  Liquid securities held at Tower Bancorp decreased $ 8,169,000 due to sales, calls and maturity of investment securities exceeding purchases and market value fluctuations.

Liability liquidity sources include attracting deposits at competitive rates.  Deposits at June 30, 2008 were $ 429,410,000, compared to $ 439,930,000 at December 31, 2007.  In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position at June 30, 2008 is adequate to respond to fluctuations “on” and “off” the balance sheet.  In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at June 30, 2008 were $ 106,462,000, which consisted of $ 104,023,000 in unfunded commitments to existing loans and unfunded new loans and $ 2,439,000 in letters of credit.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at June 30, 2008 for the Company and the Bank.

Table 3 – Capital Ratios

								To be Well
				Minimum for				Capitalized under
				Capital Adequacy				Prompt Corrective
	Actual			Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$59,203	16.1%	>	29,483	>	8.0%		N/A		N/A
Bank	48,499	13.2%	>	29,336	>	8.0%		36,670	>	10.0%

Tier 1 capital/risk weighted assets:
Company	55,148	15.0%	>	14,742	>	4.0%		N/A		N/A
Bank	44,444	12.1%	>	14,668	>	4.0%		22,002	>	6.0%

Tier 1 capital/average assets
Company	55,148	10.1%	>	21,907	>	4.0%		N/A		N/A
Bank	44,444	8.6%	>	20,648	>	4.0%	>	25,810	>	5.0%

These capital ratios continue to remain at levels which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on April 9, 2008, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.28 per share, payable on May 16, 2008 to all shareholders of record as of May 1, 2008. The payment of this quarterly cash dividend decreased retained earnings by $649,000.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2008, management made a number of changes to remediate material weaknesses noted in our December 31, 2007 10-K filing.  Our full time Loan Review Officer conducted independent loan reviews throughout the second quarter.  The reviews included an assessment of management risk identification for loans.  An outside accounting firm will test the Loan Review Officer’s work periodically.  The same firm will also review the methodology surrounding the allowance for loan loss calculation.

In order to improve our management information system in the lending area, we have included some additional coding of assets, and are in the process of a system-wide review of the loan portfolio to assure completeness of this coding.  We also are risk-rating the commercial portfolio to aid management of the bank in determining quarterly allowance requirements.  All loan policy exceptions are being noted and more detailed coding has been implemented to determine risk exposure in the various business sectors. Trend analysis will be used in the future to note any concentrations in any of the sectors.

Credit administration is doing a completely independent credit analysis of borrowers over a defined threshold and obtaining current financial information from the borrowers in order to do the analysis. We now have a procedure in place to assure receipt of current financial information for all commercial loans in this defined threshold on an on-going basis.

A consulting firm has been engaged to review the bank’s management systems, loan administration and operations.  Their work began during the second quarter.

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

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  In the opinion of Tower’s management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower’s operations or financial position.  However, in the opinion of the Company, after consulting with legal counsel, no legal proceedings are pending which are expected to have a material adverse effect on the company or subsidiary. No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank. In addition, to Management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

Item 1A – Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2006, the Board of Directors authorized the Company to redeem or repurchase 100,000 shares of the Company’s common stock from specific shareholders or in the open market.  The stock repurchase plan does not expire.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

April 2008	48	39.25	48	38,833

May 2008	0	N/A	0	38,833

June 2008	3,980	38.41	3,980	34,853

Total	4,028	38.42	4,028	34,853

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of Tower Bancorp, Inc. was held on April 9, 2008.  Matters that were voted on by security holders were:

1.                                  Elect two Class C Directors for three year terms expiring in 2011.

2.                                  Ratify the selection of Smith Elliott Kearns & Company, LLC as the independent accountants for the Company for the year ending December 31, 2008.

3.                                  Transact any other business that may properly come before the meeting.

Directors that were re-elected at the annual meeting were:

Kermit G. Hicks
Patricia A. Carbaugh

Each director received affirmative votes representing a majority of the shares outstanding.

Directors continuing to serve and their term expirations are as follows:

Class A Directors	Class B Directors
(to serve until 2009)	(to serve until 2010)

Mark E. Gayman	Jeff B. Shank
James H. Craig, Jr.	Frederic M. Frederick
Harry D. Johnston	Lois E. Easton
Terry L. Randall

Ratification of Smith Elliott Kearns & Company, LLC as the independent accountants for the Company for the year ending December 31, 2008 occurred, with affirmative votes representing a majority of the shares outstanding.

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

10.11	First National Bank of Greencastle Employees’ Stock Ownership Plan Incorporated by reference to Exhibit 99.3 to Tower Bancorp, Inc.’s Registration Statement on Form S-8(File No.333-40661).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description of Exhibit
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	July 31, 2008

/s/ Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)
Date:	July 31, 2008