Form 10-Q
period 2008-09-30
TOWER BANCORP INC
filed 2008-11-10
CIK 740942

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,315,280 shares of common stock outstanding at October 24, 2008

TOWER BANCORP, INC.

PART I - FINANCIAL INFORMATION

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)*
	(000 Omitted)
ASSETS
Cash and due from banks	$11,739	$16,770
Federal funds sold	0	20,081
Interest bearing balances with other banks	802	0
Investment securities available for sale	59,525	49,985
Equity securities available for sale	23,535	33,861
Restricted bank stock	4,823	2,914
Loans:
Real estate mortgages	364,965	350,976
Commercial	26,804	30,444
Consumer	15,587	17,059
Gross loans	407,356	398,479
Less: reserve for possible loan losses	(4,522)	(3,854)
Loans, net	402,834	394,625
Bank premises, equipment, furniture and fixtures	11,933	9,861
Real estate owned other than premises	1,991	2,313
Accrued interest receivable	1,987	1,861
Cash surrender value of life insurance	11,103	10,768
Goodwill	16,558	16,558
Core deposit intangible, net	1,420	1,693
Other assets	1,664	346
Total assets	$549,914	$561,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits in domestic offices:
Demand	$41,850	$46,860
Savings	218,888	223,904
Time	156,969	169,166
Liabilities for borrowed money	40,381	37,735
Federal funds purchased	14,960	0
Accrued interest payable	738	999
Other liabilities	2,784	4,558
Total liabilities	476,570	483,222

STOCKHOLDERS’ EQUITY
Capital stock, common, no par, authorized 5,000,000 shares; 2,420,481 shares issued	2,225	2,225
Additional paid-in capital	34,810	34,831
Retained earnings	41,734	40,696
Accumulated other comprehensive income (loss)	(1,250)	4,558
Less: cost of treasury stock; 2008 -105,426 shares; 2007 - 98,055 shares	(4,175)	(3,896)
Total stockholders’ equity	73,344	78,414

Total liabilities and stockholders’ equity	$549,914	$561,636

*    Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 Omitted)
Interest Income
Interest & fees on loans	$6,681	$7,233
Interest on investment securities available for sale	967	689
Interest on federal funds sold	13	565
Total interest & dividend income	7,661	8,487

Interest Expense
Interest on deposits	1,878	3,095
Interest on borrowed money	529	498
Total interest expense	2,407	3,593

Net interest income	5,254	4,894

Provision for loan losses	525	150

Net interest income after provision for loan losses	4,729	4,744

Other Income
Investment service income	120	227
Service charges on deposit accounts	506	471
Other service charges	307	636
Other operating income	127	101
Investment securities gains (losses), net	(401)	172
Total other income	659	1,607

Other Expense
Salaries, wages and other benefits	2,075	1,965
Occupancy and equipment expense	1,029	890
Professional fees	302	193
Amortization of core deposit intangibles	85	96
Marketing	102	87
FDIC Insurance	98	13
Taxes not based on income	163	136
Other operating expenses	481	469
Total other expenses	4,335	3,849

Income before taxes	1,053	2,502
Applicable income taxes	150	684
Net income	$903	$1,818

Earnings per share:
Basic earnings per share	$0.39	$0.78
Weighted average shares outstanding	2,315,003	2,340,221
Diluted earnings per share	$0.39	$0.77
Weighted average shares outstanding	2,318,459	2,348,147

Dividends declared per share	$0.28	$0.26

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 Omitted)
Interest Income
Interest & fees on loans	$20,604	$21,216
Interest on investment securities available for sale	2,823	2,158
Interest on federal funds sold	258	1,590
Total interest & dividend income	23,685	24,964
Interest Expense
Interest on deposits	6,466	9,056
Interest on borrowed money	1,582	1,520
Total interest expense	8,048	10,576

Net interest income	15,637	14,388

Provision for loan losses	1,075	450

Net interest income after provision for loan losses	14,562	13,938

Other Income
Investment service income	529	690
Service charges on deposit accounts	1,413	1,324
Other service charges	918	1,214
Other operating income	343	440
Investment securities gains (losses), net	323	1,861
Total other income	3,526	5,529

Other Expense
Salaries, wages and other benefits	6,368	6,123
Occupancy and equipment expense	3,041	2,714
Professional fees	801	542
Amortization of core deposit intangible	273	305
Marketing	310	290
FDIC Insurance	204	37
Taxes not based on income	505	494
Other operating expenses	1,441	1,513
Total other expenses	12,943	12,018

Income before taxes	5,145	7,449
Applicable income taxes	1,160	1,949
Net income	$3,985	$5,500

Earnings per share:
Basic earnings per share	$1.72	$2.34
Weighted average shares outstanding	2,317,151	2,350,585
Diluted earnings per share	$1.72	$2.33
Weighted average shares outstanding	2,321,857	2,359,013

Dividends declared per share	$0.84	$0.78

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(UNAUDITED)

	Three Months Ended
	September 30
	2008	2007
	(000 Omitted)

Net income	$903	$1,818

Other comprehensive income:
Net (gains) losses realized, net of tax	264	(77)
Change in fair value, net of tax	(748)	(1,548)

Unrealized holding gains (losses), net of tax	(484)	(1,625)

Comprehensive income	$419	$193

	Nine Months Ended
	September 30
	2008	2007
	(000 Omitted)

Net income	$3,985	$5,500

Other comprehensive income:
Net (gains) losses realized, net of tax	(214)	(1,192)
Change in fair value, net of tax	(5,594)	(2,895)

Unrealized holding gains (losses), net of tax	(5,808)	(4,087)

Comprehensive income (loss)	$(1,823)	$1,413

The accompanying notes are an integral part of these condensed financial statements.

TOWER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(UNAUDITED)

	2008	2007
	(000 omitted)	(000 omitted)
Cash flows from operating activities:
Net income	$3,985	$5,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	834	949
Provision for loan losses	1,075	450
Stockbased compensation	78	108
(Gain) on sale of investment securities, net	(323)	(1,861)
Other (net)	(1,949)	(224)
Net cash provided by operating activities	3,700	4,922

Cash flows from investing activities:
Federal funds sold	20,081	(30,956)
Loans (net)	(9,094)	(4,388)
Purchases of bank premises, equipment, furniture and fixtures	(3,490)	(655)
Interest bearing balances with banks	(802)	97
Purchases of available for sale securities	(14,741)	(7,979)
Maturities/sales of available for sale securities	7,412	8,293
Redemption (purchase) of restricted bank stock	(2,201)	(121)
Proceeds from sale of other real estate owned	1,011	0
Net cash (used) by investing activities	(1,824)	(35,709)

Cash flows from financing activities:
Federal funds purchased	14,960	0
Net increase (decrease) in deposits	(22,302)	36,610
Long term borrowings	18,235	0
Payments on long term borrowings	(15,507)	(5,000)
Net increase (decrease) in short term borrowings	(67)	(65)
Purchase of treasury stock	(557)	(1,155)
Proceeds from sale of treasury stock	278	177
Cash dividends paid	(1,947)	(1,834)
Net cash provided (used) by financing activities	(6,907)	28,733

Net (decrease) in cash and cash equivalents	(5,031)	(2,054)

Cash and cash equivalents at beginning of period	16,770	14,128

Cash and cash equivalents at end of period	$11,739	$12,074

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(UNAUDITED)

Note 1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Tower Bancorp, Inc.’s consolidated financial position as of September 30, 2008 and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007.  Information presented at December 31, 2007 is condensed from audited year-end financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of Tower Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, the First National Bank of Greencastle (the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  Additional information is contained on pages 20, 24, and 25 of this report for the provision and allowance for loan losses.

CHANGE IN ACCOUNTING PRINCIPLE

In September 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04.  This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement.  EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service.  The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement.  This EITF became effective for fiscal years beginning after December 15, 2007.  The effect of this change on January 1, 2008 was a reduction in retained earnings and an increase in accrued benefit liabilities of $ 1,001,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)).  The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The company does not expect the implementation to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   The company does not expect the implementation of SFAS 160 to have a material impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The company does not expect the implementation of SFAS 161 to have a material impact on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The company does not expect the implementation of SFAS 162 to have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.  FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP.  Examples of items to which the deferral would and would not apply are listed in the FSP.  The company does not expect the implementation of FSP 157-2 to have a material impact on its financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The company does not expect the implementation of FSP 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The company does not expect the implementation of FSP APB 14-1 to have a material impact on its financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

Note 4.           Stock Compensation Plans

At September 30, 2008, the Company had two stock-based compensation plans.  On January 1, 2006, the Company adopted FASB Statement No. 123 (R) using the modified prospective method.  The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

Included in salaries and employee benefits expense for the nine months ended September 30, 2008 and 2007 is $ 56,000 and $ 66,000, respectively, of stock-based compensation expense.  Also included in other operating expense for the nine months ended September 30, 2008 and 2007 is $ 20,000 and $ 38,000, respectively, of stock-based compensation expense.

Stock option plan activity for the nine months ended September 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options (in thousands)
Outstanding at January 1, 2008	34,858	34.34	6	N/A
Granted	6,500	31.85	7.75	N/A
Exercised	7,038	21.60	N/A	N/A
Forfeited	3,187	40.79	N/A	N/A
Outstanding at September 30, 2008	31,133	36.04	5	58,000
Exercisable at September 30, 2008	26,133	35.07	5	58,000

The total value of in-the-money options exercised during the first nine months ended September 30, 2008 was $118,000.

Note 5.           Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Options on 27,677 shares were excluded from the calculation at September 30, 2008 because the effects were anti-dilutive. Potential dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended
	September 30, 2008		September 30, 2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,315,003	$0.39	2,340,221	$0.78
Effect of dilutive securities:
Stock options	3,456		7,927
Diluted earnings per share	2,318,459	$0.39	2,348,148	$0.77

	Nine Months Ended
	September 30, 2008		September 30, 2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	2,317,151	$1.72	2,350,585	$2.34
Effect of dilutive securities:
Stock options	4,706		8,428
Diluted earnings per share	2,321,857	$1.72	2,359,013	$2.33

Note 6.           Investment Securities in a Loss Position

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007:

	September 30, 2008
	(000 omitted)
	Less than 12 Months		12 Months or Greater		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$26	$0	$10	$0	$36	$0
Corporate bonds	2,904	153	1,134	319	4,038	472
Equities	6,435	2,216	4,332	3,224	10,767	5,440
Obligations of state and political subdivisions	8,559	193	0	0	8,559	193
Total	$17,924	$2,562	$5,476	$3,543	$23,400	$6,105

	December 31, 2007
	(000 omitted)
	Less than 12 Months		12 Months or Greater		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$190	$1	$941	$11	$1,131	$12
Corporate bonds	854	108	458	32	1,312	140
Equities	7,988	1,647	2,215	443	10,203	2,090
Obligations of state and political subdivisions	1,236	0	6,041	22	7,277	22
Total	$10,268	$1,756	$9,655	$508	$19,923	$2,264

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, but management’s intent is to hold all debt securities until maturity unless market, economic or specific investment concerns warrant a sale of securities.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2008, five (5) mortgage-backed securities, six (6) corporate bonds, eighty-five (85) equities, and twenty-four (24) obligations of state and political subdivisions had unrealized losses.

At December 31, 2007, five (5) mortgage-backed securities, three (3) corporate bonds, sixty (60) equities, and fifteen (15) obligations of state and political subdivisions had unrealized losses.

Management has determined that no declines are deemed to be other than temporary.  Unrealized losses are the result of market conditions, not credit concerns.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all equity securities held by the holding company with a total fair value of $ 25,535,000 are considered to be Level 1 Securities.  All others are considered to be Level 2.

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value.  Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value.  At September 30, 2008, there we no loans held for sale and recorded at cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At September 30, 2008, there were $6,693,000 loans that the Company has identified as impaired.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.  We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

Note 8.                                  Subsequent Event

Subsequent to September 30, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008.  FDIC insurance coverage was increased from $100,000 to $250,000 per depositor, through December 31, 2009.  Subsequent to that the US Treasury announced a Troubled Asset Relief Program (“TARP”) which includes provisions whereby the US Treasury could infuse capital into qualifying banks via a capital purchase program, a program that would fully insure most noninterest bearing transaction accounts above $250,000 through December 31, 2009 and a program that would guarantee certain debt of financial institutions and their holding companies through June 2012.  Management is in the process of analyzing these programs with participation to be determined by November 14, 2008 for the Capital infusion program and by December 5, 2008 for the temporary limited guarantee program and the guarantee of certain debt of the financial institution.  The amount of capital available under TARP is limited to a minimum of 1% of risk weighted assets and a maximum of 3% of risk weighted assets.  The amount of capital potentially available to the company would range between $3,700,000 and $11,100,000, but certain restrictions apply if the funds are accepted.  With the Company’s capital at approximately $73,344,000 as of September 30, 2008, participation in the capital infusion program of TARP would be a material transaction.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2008

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

OVERVIEW

	Three Months Ended
	September 30
	2008	2007	Increase/(Decrease)

Net interest income	$5,254	$4,894	$360	7.4%
Other income	659	1,607	(948)	-59.0%
Provision for loan losses	525	150	375	250.0%
Other expenses	4,335	3,849	486	12.6%
Applicable income taxes	150	684	(534)	-78.1%

Net income	$903	$1,818	$(915)	50.3%

The overall decrease in net income is attributable to a decrease of investment security gains, an increase in the provision for the allowance for loan losses, and a decrease in other service charges.  On a basic and diluted per share basis, net income for the three months ended September 30, 2008 was $0.39 and $0.39, respectively, as compared with $0.78 and $0.77 for the three months ended September 30, 2007.

	Nine Months Ended
	September 30
	2008	2007	Increase/(Decrease)

Net interest income	$15,637	$14,388	$1,249	8.7%
Other income	3,526	5,529	(2,003)	-36.2%
Provision for loan losses	1,075	450	625	138.9%
Other expenses	12,943	12,018	925	7.7%
Applicable income taxes	1,160	1,949	(789)	-40.5%

Net income	$3,985	$5,500	(1,515)	-27.5%

The overall decrease in net income is attributable to a decrease of investment security gains and an increase in the provision for the allowance for loan losses. On a basic and diluted per share basis, net income for the nine months ended September 30, 2008 was $1.72 and $1.72, respectively, as compared with $2.34 and $2.33 for the nine months ended September 30, 2007. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 6.81% and 8.77% for the first nine months of 2008 and 2007, respectively.  Return on average tangible equity was 8.91% and 11.26% for the first nine months of 2008 and 2007 respectively, a decrease of 20.9%. The decrease in this ratio is attributable to a decreased level of net income.

During the first nine months of 2008, the Company’s assets decreased $ 11,722,000, or 2.1%, to $549,914,000 as of September 30, 2008 from $ 561,636,000 as of December 31, 2007. This decrease is primarily attributable to a decrease in Federal funds sold.  Federal funds sold decreased 100.0% to $ 0 due primarily to a decrease in deposits and an increase in loans.  Total loans increased by $8,877,000 or 2.2% during the first nine months of 2008 to $ 407,356,000 as of September 30, 2008 from $ 398,479,000 as of December 31, 2007.  Total deposits decreased by $ 22,223,000, or 5.1%, during the first nine months of 2008 to $ 417,707,000 as of September 30, 2008 from $ 439,930,000 as of December 31, 2007. As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, deposit increases may not be assumed to continue at historical levels.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30, 2008, total interest income decreased by $ 826,000, or 9.7%, to $ 7,661,000 as compared with $8,487,000 for the three months ended September 30, 2007.  This decrease is primarily due to decreased yields on loans and a decrease of earning assets as noted below.

Total interest expense decreased by $1,186,000, or 33.0% to $2,407,000 for the three months ended September 30, 2008 from $3,593,000 for the three months ended September 30, 2007. This decrease is primarily due to lower deposit rates and lower rates on bank borrowings.  The cost of interest bearing funds at the bank decreased to 2.17% for the third quarter of 2008 compared to 3.12% for the third quarter of 2007.

Net interest income increased by $360,000, or 7.4%, to $5,254,000 for the three months ending September 30, 2008 from $4,894,000 for the three months ending September 30, 2007. This increase is primarily due to the lower cost of interest bearing funds at the bank.

For the nine months ended September 30, 2008, total interest income decreased by $ 1,279,000, or 5.1%, to $ 23,685,000 as compared with $24,964,000 for the nine months ended September 30, 2007. This decrease is primarily due to decreased yields on earning assets and a decrease of earning assets as noted below.

Total interest expense decreased by $ 2,528,000, or 23.9% to $ 8,048,000 for the nine months ended September 30, 2008 from $ 10,576,000 for the nine months ended September 30, 2007.  This decrease is primarily due to lower deposit rates and lower rates on bank borrowings.  The cost of interest bearing funds at the bank decreased to 2.42% for the first nine months of 2008 compared to 3.12% for the first nine months of 2007.

Net interest income increased by $ 1,249,000, or 8.7%, to $ 15,637,000 for the nine months ended September 30, 2008 from $14,388,000 for the nine months ended September 30, 2007.  This increase is primarily due to the lower cost of interest bearing funds at the bank.

Changes in earning assets impacting net interest income were as follows:

	September 30
	2008	2007	Increase/(Decrease)

Federal funds sold	$0	$37,486	$(37,486)	-100.0%
Interest bearing balances with banks	802	0	802	N/A
Investments	87,883	86,229	1,654	1.9%
Loans	407,356	394,732	12,624	3.2%

Earning assets	$496,041	$518,447	$(22,406)	-4.3%

Management continued to target efforts to attract mortgage and small commercial loans.  Changes in market interest rates during the three and nine month periods ended September 30, 2008 were as follows:

	Basis Points
	3 months	9 months

New York Prime rate	No Change	(225)
One year constant maturity rate	(51)	(135)

Provision for Loan Losses

The provision for loan losses was $ 525,000 for the three months ended September 30, 2008 compared with $ 150,000 for the three months ended September 30, 2007, an increase of 250.0%.

The provision for loan losses was $ 1,075,000 for the nine months ended September 30, 2008 compared with $ 450,000 for the nine months ended September 30, 2007, an increase of 138.9%.

The increase in the provision is in response to a slower housing market, declining prices of real estate, increased charge-offs, and increased delinquencies.  The level of provision is commensurate with the risk identified in the loan portfolio.

The allowance for loan losses represented 1.11% of total loans at September 30, 2008, compared with 0.97% as of December 31, 2007 and 1.01% as of September 30, 2007. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio, including delinquencies, and other relevant factors. Based upon these factors, management believes that as of September 30, 2008, the reserve is reasonable and sufficient to support the current level of loans in light of the asset quality as supported by the ratios reflected in Table 2 on page 25.

Other Income

For the three months ended September 30, 2008, other income was $ 659,000, a decrease of $ 948,000, or 59.0%, compared with other income of $ 1,607,000 for the three months ended September 30, 2007. The decrease was primarily due to a decrease of $ 573,000 in net gains from the sale of securities, which were a $ 401,000 loss for the three months ended September 30, 2008 compared to a $ 172,000 gain for the three months ended September 30, 2007. Losses were taken in the third quarter of 2008 to allow reinvestment and to avoid any “other than temporarily impaired” issues.  Other income was positively impacted by an increase of $ 32,000 in NSF fees.  Other income was negatively impacted by a $ 7,000 decrease for the value of mortgage servicing rights, an $ 89,000 decrease in revenues from investment service fees, a $ 20,000 decrease in fees on sale of mortgages and $ 17,000 decrease in trust revenues.  The bank began recognizing mortgage servicing rights valuation in the third quarter of 2007.

For the nine months ended September 30, 2008, other income was $ 3,526,000, a decrease of $ 2,003,000, or 36.2%, compared with other income of $ 5,529,000 for the nine months ended September 30, 2007. The decrease was primarily due to a decrease of $ 1,538,000 in net gains from the sale of securities, which were $ 323,000 for the nine months ended September 30, 2008 compared to $ 1,861,000 for the nine months ended September 30, 2007. Other income was positively impacted by an increase of $ 78,000 in NSF fees, a $42,000 increase in ATM/Debit Card fees, a $32,000 increase in late fees on loans and an increase of $ 25,000 in trust revenues.  Other income was negatively impacted by a $ 54,000 decrease for the value of mortgage servicing rights, a $ 185,000 decrease in revenues from investment service fees, a $ 95,000 decrease in BOLI income, and $ 22,000 decrease in fees on sale of mortgages.  During the first nine months of 2007, BOLI income included $ 132,000 which were death benefits proceeds.  The bank began recognizing mortgage servicing rights valuation in the third quarter of 2007.  In February 2008, the bank initiated a cash rewards program for debit cards.  The Bank re-established and reactivated its Trust Department in the third quarter of 2006.

Other Expenses

Other expenses for the three months ended September 30 were as follows:

	2008	2007	Increase/(Decrease)
Salaries, wages and other benefits	$2,075	$1,965	$110	5.6%
Occupancy and equipment expense	1,029	890	139	15.6%
Other operating expenses	1,231	994	237	23.8%

Total other expenses	$4,335	$3,849	$486	12.6%

Salaries, wages and other benefits, which make up the largest component of other expenses, were impacted by increases in health insurance of $79,000 (or 29.1%) and salary expense of $68,000 (or 5.0%).

Occupancy and equipment expense was impacted by a $60,000 (or 17.1%)increase in data processing expense and a $47,000 (or 38.7%)increase in equipment depreciation expense.  The Bank has updated security systems at a number of branches and continues to invest in computer network initiatives.

Other operating expenses were impacted by an increase of $117,000 in legal and consulting fees, as well as an increase of $85,000 in FDIC insurance premium expense and a $15,000 increase in marketing expense.

Other expenses for the nine months ended September 30 were as follows:

	2008	2007	Increase/(Decrease)
Salaries, wages and other benefits	$6,368	$6,123	$245	4.0%
Occupancy and equipment expense	3,041	2,714	327	12.0%
Other operating expenses	3,534	3,181	353	11.1%

Total other expenses	$12,943	$12,018	$925	7.7%

Salaries, wages and other benefits were impacted by increases in health insurance of $226,000 and expenses related to split-dollar life insurance of $90,000.

Occupancy and equipment expense was impacted by a $150,000 (or 13.6%) increase in data processing expense and a $94,000 (or 23.8%)increase in equipment depreciation expense.  The Bank has updated security systems at a number of branches and continues to invest in computer network initiatives.

Other operating expenses were impacted by an increase of $182,000 in legal and consulting fees, as well as an increase of $167,000 in FDIC insurance premiums.

Income Taxes

Income tax expense was $ 150,000 for the three months ended September 30, 2008, a decrease of $ 534,000, or 78.1%, compared with $684,000 for the three months ended September 30, 2007.  Income tax expense was $1,160,000 for the nine months ended September 30, 2008, a decrease of $ 789,000, or 40.5%, compared with $1,949,000 for the nine months ended September 30, 2007.  The lower income tax expense is due to lower pre-tax income.

Net Income

Net income for the three months ended September 30, 2008 was $ 903,000, a decrease of $ 915,000, or 50.3%, compared with $ 1,818,000 for the three months ended September 30, 2007. The decrease in net income is the result of changes in the components of net income noted above.  Basic and diluted earnings per share for the three months ended September 30, 2008 were $ 0.39 and $ 0.39 as compared with $ 0.78 and $ 0.77 for the three months ended September 30, 2007.

Net income for the nine months ended September 30, 2008 was $ 3,985,000, a decrease of $ 1,515,000, or 27.5%, compared with $ 5,500,000 for the nine months ended September 30, 2007.  The decrease in net income is the result of changes in the components of net income noted above.

Basic and diluted earnings per share for the nine months ended September 30, 2008 were $ 1.72 and $ 1.72, respectively, as compared with $ 2.34 and $ 2.33, respectively, for the nine months ended September 30, 2007.

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

The consolidated securities portfolio at September 30, 2008 was $ 83,060,000, compared to $ 83,846,000 at December 31, 2007, a decrease of $ 786,000, or 0.9%. The decrease is due primarily to the net purchase of $ 12,370,000 investment securities by the bank, offset by $ 8,471,000 decrease in unrealized gains on investments held by the holding company and a net decrease of $ 1,856,000 in securities at cost held by the holding company.

Bank Owned Securities

The bank owned securities portfolio at September 30, 2008 was $ 59,525,000, compared to $ 49,985,000 at December 31, 2007, an increase of $ 9,540,000, or 19.1%.  The increase is due primarily to the purchase of $ 15,085,000 security investments, the maturity or calling of $ 2,715,000 and a $ 329,000 decrease in unrealized gains, less principal payments on mortgage backed securities.

The carrying value of the available for sale portion of the portfolio at September 30, 2008 includes an unrealized gain of $ 500,000 (reflected as accumulated other comprehensive income of $ 330,000 in stockholders’ equity, net of a deferred income tax liability of $ 170,000). This compares with an unrealized gain at December 31, 2007 of $ 829,000 (reflected as accumulated other comprehensive income of $ 547,000 in stockholders’ equity, net of a deferred income tax liability of $ 282,000).

Holding Company Owned Securities

The securities portfolio at September 30, 2008 was $ 23,535,000, compared to $ 33,861,000 at December 31, 2007, a decrease of $ 10,326,000, or 30.5%.  The decrease includes $ 8,471,000 in unrealized losses.  The securities portfolio is exclusively invested in financial institutions and bank holding companies.  This sector has underperformed the broader stock indexes in recent quarters.  Realized gains on sale of equity securities were $ 318,000 for the nine months ended September 30, 2008.

The carrying value of the available for sale portion of the portfolio at September 30, 2008 includes an unrealized loss of $ 2,394,000 (reflected as accumulated other comprehensive - loss of $ 1,580,000 in stockholders’ equity, net of a deferred income tax asset of $ 814,000).  This compares with an unrealized gain at December 31, 2007 of $ 6,077,000 (reflected as accumulated other comprehensive income of $ 4,011,000 in stockholders’ equity, net of a deferred income tax liability of $ 2,066,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category.  Gross loans receivable, net of unearned fees and origination costs, increased $ 8,877,000, or 2.2% to $ 407,356,000 at September 30, 2008 from $ 398,479,000 at December 31, 2007. Gross loans represented 97.5% of total deposits at September 30, 2008 as compared with 90.6% at December 31, 2007. This increase in the loans to deposit ratio is primarily due a decrease in deposits, particularly time deposits.

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

The allowance for loan losses at September 30, 2008 and December 31, 2007 was $ 4,522,000 and $ 3,854,000, respectively.  At September 30, 2008, the allowance for loan losses represented 1.11% of the gross loan portfolio, compared with 0.97% at December 31, 2007.  This increase is due to an increased provision for loan losses in response to a slower housing market, declining prices of real estate, and increased delinquencies offsetting a small increase in gross loan volumes.  At September 30, 2008, in consideration of the bank’s assessment of asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

Table 1 - “Analysis of Allowance for Loan Loss” -details the activity which occurred in the allowance over the first nine months of 2008 and 2007.

Table 1 – Analysis of Allowance for Loan Loss (1)

(in thousands)	2008	2007
Balance, January 1	$3,854	$3,610
Provision charged to operating expense	1,075	450
Charge-offs:
Commercial	(298)	0
Real Estate	0	0
Consumer	(182)	(147)
Total charge-offs	(480)	(147)

Recoveries:
Commercial	34	3
Real Estate	0	0
Consumer	39	69
Total Recoveries	73	72

Net (charge-offs) recoveries	(407)	(75)

Balance, September 30	$4,522	$3,985

Net (charge-offs) or recoveries to average net loans	(0.10)	(0.02)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The larger commercial loans are evaluated for impairment.  Impairment is measured on a loan-by-loan basis by comparing the contractual principal and interest payments to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Consumer loans such as residential mortgages and installments, comprised of smaller balance homogeneous loans, are collectively evaluated for impairment.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest income on such loans is recognized only to the extent of interest payments received.

A summary of the loans that the Company has identified as impaired follows:

	9/30/08	12/31/07
	(in thousands)
Balance	$6,693	$7,059
Related allowance	706	940

Table 2 – “Asset Quality Ratios” – summarizes pertinent asset quality ratios at September 30, 2008 and December 31, 2007.

Table 2 – Asset Quality Ratios

	9/30/08	12/31/07
Non-accrual loans/total loans	1.14%	1.10%
Non-performing assets (1)/total loans	1.16%	1.36%
Net (charge offs) recoveries/average loans	(0.10)%	(0.09)%
Allowance/total loans	1.11%	0.97%
Allowance/non-accrual loans	97.0%	87.7%
Allowance/non-performing loans (1)	95.8%	71.1%

(1) – Includes non-accrual loans

At September 30, 2008 and December 31, 2007, the Company had other real estate owned (not used in operations) in the amount of $1,991,000 and $2,313,000, respectively, of which $ 0 and $ 25,000, respectively, represents foreclosed property.  Other real estate owned, not used in operations, is held for future growth and new branch sites.  At September 30, 2008 and December 31, 2007, the Company had non-accrual loans in the amount of $ 4,661,000 and $4,397,000, respectively.  The Company also had loans 90 days or more past due (still accruing interest) of $ 59,000 and $ 1,001,000 at September 30, 2008 and December 31, 2007, respectively.

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

The Company had $11,103,000 and $10,768,000 in BOLI as of September 30, 2008 and December 31, 2007, respectively. This increase is primarily due to the cash value appreciation.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at September 30, 2008 were $ 417,707,000, a decrease of $ 22,223,000, or 5.1%, from total deposits of $ 439,930,000 at December 31, 2007. This decrease is primarily due to a $ 12,197,000 decrease in time deposits, which have declined due to lower rates being offered by the bank and a $ 5,010,000 decrease in demand deposits, which management considers to be normal fluctuations in these types of accounts.

Short-Term Borrowings

Short term borrowings at September 30, 2008 were $ 23,624,000, compared to $ 10,996,000 at December 31, 2007, an increase of $ 12,628,000, or 114.8%. Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings. Short term borrowings fluctuate daily to meet the liquidity needs of the Company.

Long-Term Debt Borrowings

Long term borrowings at September 30, 2008 were $31,717,000, compared to $26,740,000 at December 31, 2007, an increase of $4,977,000, or 18.6%. This increase is primarily due to a $ 10,000,000 borrowing with the Federal Home Loan Bank for a term of 10 years commencing February 2008 and the maturity of a $ 5,000,000 borrowing in September 2008.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $ 12,541,000 at September 30, 2008, compared to $36,851,000 at December 31, 2007, a decrease of $ 24,310,000 or 66.0%.  This decrease is primarily due to a decrease of $ 20,081,000 in federal funds sold which was needed to fund loan demand.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At September 30, 2008, there was $ 68,334,000 in liquid securities as compared to $ 68,573,000 at December 31, 2007.  Liquid securities decreased by $ 239,000 since the end of 2007, primarily due to the purchase of investment securities available for sale at the bank and the sale of securities held at the holding company and the market value fluctuations.  Liquid securities held at Tower Bancorp decreased $ 10,326,000 due to sales, calls and maturity of investment securities exceeding purchases and market value fluctuations.

Liability liquidity sources include attracting deposits at competitive rates.  Deposits at September 30, 2008 were $ 417,707,000, compared to $ 439,930,000 at December 31, 2007.  In addition, the Company has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Company’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position at September 30, 2008 is adequate to respond to fluctuations “on” and “off” the balance sheet.  In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at September 30, 2008 were $ 82,643,000, which consisted of $ 79,446,000 in unfunded commitments to existing loans and unfunded new loans and $ 3,197,000 in letters of credit.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at September 30, 2008 for the Company and the Bank.

Table 3 – Capital Ratios

								To be Well
				Minimum for				Capitalized under
				Capital Adequacy				Prompt Corrective
	Actual			Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total risk based capital/risk weighted assets:
Company	$59,532	16.1%	>	29,615	>	8.0%		N/A		N/A
Bank	49,539	13.4%	>	29,659	>	8.0%		37,073	>	10.0%

Tier 1 capital/risk weighted assets:
Company	55,010	14.9%	>	14,807	>	4.0%		N/A		N/A
Bank	45,017	12.1%	>	14,829	>	4.0%		22,244	>	6.0%

Tier 1 capital/average assets
Company	55,010	10.3%	>	21,442	>	4.0%		N/A		N/A
Bank	45,017	8.8%	>	20,419	>	4.0%	>	25,524	>	5.0%

These capital ratios continue to remain at levels which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on July 9, 2008, the Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.28 per share, payable on August 15, 2008 to all shareholders of record as of August 1, 2008. The payment of this quarterly cash dividend decreased retained earnings by $648,000.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in Tower Bancorp’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2008, management made a number of changes to remediate material weaknesses noted in our December 31, 2007 10-K filing.  Our full time Loan Review Officer conducted independent loan reviews throughout the third quarter.  The reviews included an assessment of management risk identification for loans.  An outside accounting firm has tested and will continue to test the Loan Review Officer’s work periodically.  The same firm has reviewed the methodology surrounding the allowance for loan loss calculation.

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

A consulting firm has been engaged to review the bank’s management systems, loan administration and operations.  Their work began during the second quarter and will continue through year end.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

July 2008	988	37.10	988	33,865

August 2008	0	N/A	0	33,865

September 2008	0	N/A	0	33,865

Total	988	37.10	988	33,865

Item 3 — Defaults Upon Senior Securities

Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

There have been no material changes to the procedures for which a shareholder may recommend nominees to the Company’s Board of Directors.

The First National bank of Greencastle, a wholly owned subsidiary of Tower Bancorp, Inc., was recently examined by its primary regulator, the Office of the Comptroller of the Currency (“OCC”).  The OCC issued its final report, which communicated a number of findings which were disclosed in an August 27, 2008 8-K filing.

Management and the Board of Directors are committed to addressing these issues.  Management has prepared a comprehensive action plan which outlines several significant organizational, financial, operational, and compliance improvements and adjustments necessary to address the findings of the OCC and to strengthen the Bank.

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

10.7

Supplemental Executive Retirement Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.3 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 20, 2002).

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

10.11	First National Bank of Greencastle Employees’ Stock Ownership Plan (Incorporated by reference to Exhibit 99.3 to Tower Bancorp, Inc.’s Registration Statement on Form S-8(File No.333-40661)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxly Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxly Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(REGISTRANT)

/s/ Jeff B. Shank
Jeff B. Shank, President, CEO
(Principal Executive Officer)
Date:	November 7, 2008

/s/ Franklin T. Klink, III
Franklin T. Klink, III,
Treasurer
(Principal Financial Officer)

Date:	November 7, 2008