Form 10-K
period 2008-12-31
TOWER BANCORP INC
filed 2009-03-16
CIK 740942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, 2,315,793 shares of the registrant’s common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 76,164,000.  As of December 31, 2008, there were 2,315,480 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2008 are incorporated by reference into Parts I and II.  Portions of the Proxy Statement for the 2009 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

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

On November 12, 2008, Tower Bancorp, Inc. and Graystone Financial Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Graystone Financial Corp. will merge with and into Tower Bancorp, Inc.  In the merger, Graystone shareholders will receive 0.42 shares of Tower common stock for each share of Graystone common stock they hold on the effective date of the merger.  Following the transaction, current Tower shareholders will own approximately 45% and Graystone shareholders will own approximately 55% of the combined company’s common stock.  The shareholders of both entities have approved the combination.  Pending final regulatory approvals, the merger is expected to be completed on or about April 1, 2009.

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q’s — quarterly reports; 10-K — annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation’s filings may be obtained free of charge through the SEC’s internet site at http://www.sec.gov.  The Corporation’s annual report on Form 10-K can also be obtained free of charge by accessing the Corporation’s website at www.fnbgc.com.

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

Tower has no employees other than its three officers who are also employees of First, its subsidiary.  On December 31, 2008, First had 164 full-time and 24 part-time employees.

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

As of December 31, 2008, First had total assets of approximately $ 540 million, total shareholders’ equity of approximately $ 63 million and total deposits of approximately $ 421 million.

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

Based on their respective regulatory capital ratios at December 31, 2008, the Bank is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.  See “Capital Funds” in management’s discussion and analysis in Tower’s annual report as shown in Item 7.

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

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA included a provision for a temporary increase in FDIC insurance from $ 100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $ 700 billion authorized by the EESA, the Treasury will make $ 250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies (the “Debt Guarantee Program”), as well as deposits in non-interest bearing transaction deposit accounts (the “Transaction Account Guarantee Program”) under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee

Program was available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.  The Corporation has elected to not participate in the TARP Capital Purchase Program or the Debt Guarantee Program.  The Corporation opted into the Transaction Account Guarantee Program.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

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

As with any financial institution, the Corporation is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation.  Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation’s services. Ultimately, the Corporation’s businesses and its success are dependent on the Corporation’s ability to attract and retain high quality employees.

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

The soundness of other financial institutions may adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse affect on the Corporation’s financial condition and results of operations.

Current levels of market volatility are unprecedented and may have materially adverse effects on our liquidity and financial condition.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition and profitability.

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

As of December 31, 2008, approximately 6% of the Corporation’s loan portfolio consisted of commercial and industrial loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2008, its allowance for loan losses totaled $ 4,597,000, representing 1.10% of its total loans.

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

Rouzerville, Pennsylvania; Mercersburg, Pennsylvania; and Hancock, Maryland.  In addition, First leases approximately 1,880 square feet located at 488 Gateway Avenue, Chambersburg, Pennsylvania, and 3,560 square feet located at 1101 Professional Court, Hagerstown, Maryland.  Offices of the bank are located in each of these buildings.  The bank’s call center is located in leased space at 1580 Buchanan Trail East, Greencastle, Pennsylvania.

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

None.

Part II

Item 5.  Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Tower’s common stock is not traded on a national securities exchange, but is traded on the OTCBB under the symbol TOBC.  At December 31, 2008, the approximate number of shareholders of record was 1,238.  The price ranges for Tower common stock set forth below are the approximate high and low bid prices obtained from brokers who make a market in the stock and do not reflect prices in actual transactions.

	Period	Dividends	Market Price
2008	1st Quarter	$.28	$ 38.25	–	$ 41.50
	2nd Quarter	.28	37.10	–	39.45
	3rd Quarter	.28	28.50	–	38.50
	4th Quarter	.28	19.00	–	32.00
2007	1st Quarter	$.26	$ 43.70	–	$ 44.75
	2nd Quarter	.26	43.15	–	44.75
	3rd Quarter	.26	42.10	–	44.25
	4th Quarter	.28	41.10	–	42.50

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan

October 2008	0	N/A	0	33,865
November 2008	0	N/A	0	33,865
December 2008	0	N/A	0	33,865
Total	0	N/A	0	33,865

On September 13, 2006, Tower Bancorp, Inc. announced a stock repurchase plan approving the purchase of up to 100,000 shares as conditions allow.  The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized purchase amount.  As of December 31, 2008, 66,135 shares have been purchased under the program.

Shareholder Return Performance Graph

A line graph is set forth below.  The graph compares the yearly change in the cumulative total shareholder return on the Corporation’s stock against the cumulative total return of the NASDAQ Composite and the Peer Group Index for the period of five fiscal years commencing January 1, 2004 and ended December 31, 2008. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Tower Bancorp, Inc.	100.00	111.67	124.97	119.66	112.62	63.67
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
Mid-Atlantic Custom Peer Group*	100.00	113.29	113.25	115.44	107.89	83.30

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, not approved by shareholders, as well as the number of securities remaining available for future issuance under these plans.

Securities Authorized for Issuance Under Equity Compansation Plans
(C) (#)
Number of
Securities
	(A) (#)		Remaining
	Number of		Available for
	Securities to be	(B) ($)	Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans Excluding
	Options,	Options,	Securities
	Warrants, and	Warrants and	Reflected in
	Rights	Rights	Column (A)

Non-Qualified Stock Option Plan	200	1.00	34,862
Stock Option Plan for Outside Directors	30,508	36.52	52,570

The First National Bank of Greencastle is the wholly-owned operating subsidiary of Tower Bankcorp, Inc.  As such, our benefit plans are principally organized at the bank level.

Item 6.  Selected Financial Data

TOWER BANCORP INC.  AND ITS WHOLLY-OWNED SUBSIDIARY

SELECTED FIVE-YEAR FINANCIAL DATA

	2008	2007	2006	2005	2004
Income (000 omitted)

Interest income	$30,974	$33,363	$25,799	$16,494	$14,126
Interest expense	10,290	14,010	9,873	5,152	4,011
Provision for loan losses	1,375	600	360	270	360
Net interest income after provision for loan losses	19,309	18,753	15,566	11,072	9,755
Other operating income	4,517	6,711	7,324	4,802	4,591
Other operating expenses	20,224	16,096	14,040	8,815	7,934
Income before income taxes	3,602	9,368	8,850	7,059	6,412
Applicable income tax	424	2,331	2,718	2,027	1,689
Net income	$3,178	$7,037	$6,132	$5,032	$4,723

Per share amounts are based on the following weighted average shares outstanding.

2008 — 2,316,697
2007 — 2,345,286
2006 — 2,103,487
2005 — 1,727,055
2004 — 1,727,856

	2008	2007	2006	2005	2004
Net income	$1.37	$3.00	$2.92	$2.91	$2.73
Cash dividend	1.12	1.06	.74	.92	1.34
Book value	30.54	33.43	38.78	28.02	25.51

	2008	2007	2006	2005	2004
Year-End Balance Sheet Figures (000 omitted)

Total assets	$556,529	$561,636	$542,167	$352,223	$316,890
Net loans	414,297	394,625	386,809	227,179	227,567
Total investment securities	81,239	86,760	90,754	85,334	65,729
Deposits — noninterest bearing	44,205	46,860	47,548	29,162	23,944
Deposits — interest bearing	377,106	393,070	362,287	232,016	206,346
Total deposits	421,311	439,930	409,835	261,178	230,290
Total stockholders’ equity	70,757	78,414	81,553	48,389	44,071

Ratios

Average equity/average assets	14.05	14.79	14.80	13.85	13.76
Return on average equity	4.07	8.35	9.06	10.90	11.24
Return on average assets	.57	1.24	1.34	1.51	1.55

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Corporation.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as the Corporation’s December 31, 2008 Annual Report.  Current performance does not guarantee and may not be indicative of similar performance in the future.

In addition to historical information, this annual report contains forward-looking statements.  The forward-looking statements contained in this report are subject to certain risks, assumptions and uncertainties.  Because of the possibility of change in the underlying assumptions, actual results could differ materially from those projected in the forward-looking statements.  Additional factors that might cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

•                  operating, legal and regulatory risks,

•                  economic, political and competitive forces affecting the Corporation’s services, and

•                  the risk that management’s analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation’s forward-looking statements are relevant only as of the date on which the statements are made. By making forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events or circumstances. Readers should carefully review the risk factors described in other periodic reports and public documents that the Corporation files from time to time with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Corporation’s Annual Report for the year ended December 31, 2008.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management.

The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”).  In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement.  The Corporation adopted the provisions of these standards effective January 1, 2008. On that date, the Corporation recorded a $ 1,001,000 liability and a corresponding decrease in retained earnings.  For periods after January 1, 2008, the Corporation will record an appropriate liability and corresponding effects on current income for the applicable periods.  A net expense of $ 107,934 was recorded for the year ended December 31, 2008 as a result of this pronouncement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Corporation adopted SFAS 159 effective January 1, 2008. The Corporation decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 14(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  Implementation of SFAS 141(R) has impacted the 2008 financial statements in that expenses related to the expected merger with Graystone Financial Corp. have been expensed rather than capitalized.  It will have further impact in 2009 when the merger is completed.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  Implementation of SAB 109 did not have a material impact on the consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Implementation of SAB 110 did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  Implementation of SFAS No. 161 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Corporation  on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 were effective for the Corporation on December 31, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Corporation’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of a other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

OVERVIEW

On November 12, 2008, Tower Bancorp, Inc. and Graystone Financial Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Graystone Financial Corp. will merge with and into Tower Bancorp, Inc.  In the merger, Graystone shareholders will receive 0.42 shares of Tower common stock for each share of Graystone common stock they hold on the effective date of the merger. Following the transaction, current Tower shareholders will own approximately 45% and Graystone shareholders will own approximately 55% of the combined company’s common stock.  The shareholders of both entities have approved the combination.  Pending final regulatory approvals, the merger is expected to be completed on or about April 1, 2009.

The merger with FNB Financial Corporation, which occurred on June 1, 2006, represents a significant expansion of the Tower Bancorp, Inc. franchise. In accordance with generally accepted accounting principles (GAAP), comparisons of year-to-date results have not been restated for the impact of the FNB

Financial Corporation operations for the first five months of 2006 or for the twelve months of 2007, rendering these comparative analyses less useful than the quarterly comparison. Also, on February 28, 2007, the Corporation dissolved FNB Mortgage Brokers, Inc., a subsidiary of the bank acquired in the merger.

Net income for the year ended December 31, 2008 and 2007 was $ 3,178,000 and $ 7,037,000, respectively.  The decrease of $ 3,859,000, or 54.8%, is primarily attributable to an other than temporary impairment charge of $ 2,607,000, a decrease of $ 1,617,000 of investment security gains and a $ 775,000 increase in the allowance for loan loss provision expense.  Net interest income increased 6.9%, other income decreased 32.7%, the provision for loan loss increased 129.2% and other expenses increased 25.6%.  On a basic and diluted per share basis, net income for the year ended December 31, 2008 was $ 1.37 and $ 1.37, respectively, as compared with $ 3.00 and $ 2.99 for the year ended December 31, 2007.  Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.57% for 2008 from 1.24% for 2007 as a result of lower net income.  Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 4.07% and 8.35% for 2008 and 2007, respectively.  Net income as a percentage of total average tangible stockholders’ equity on an annualized basis, also known as return on average tangible equity, was 5.33% and 10.70% for 2008 and 2007, respectively.  The decrease in this ratio is attributable to net income declining faster than tangible equity.

During 2008, the Corporation’s assets decreased $ 5,107,000, or 0.9%, to $ 556,529,000 as of December 31, 2008 from $ 561,636,000 as of December 31, 2007.  This decrease is primarily attributable to a decrease in Federal funds sold as a result of a decrease in deposits.  Total loans (net of deferred fees) increased 5.1% to $ 418,894,000.   Total deposits decreased by $ 18,619,000, or 4.2%, during 2008 to $ 421,311,000 as of December 31, 2008 from $ 439,930,000 as of December 31, 2007.  As a result of competition in the market, and, to a certain degree, customers’ continued uncertainty as to how to best invest their monies, changes in deposit balances may not be assumed at the current rates.

RESULTS OF OPERATIONS

Net Interest Income

For the year ended December 31, 2008, total interest income decreased by $ 2,389,000, or 7.2%, to $ 30,974,000, compared with $ 33,363,000 for the year ended December 31, 2007.  The increase is primarily due to a lower interest rate environment.  Adversely impacting interest rate income was a 400 basis point drop in the Prime Rate and a 227 basis point drop in the One Year Constant Maturity Treasury Rate during 2008.  Also, average interest-earning assets decreased to $ 497,603,000 for 2008, from $ 514,899,000 for 2007, a decrease of $ 17,296,000 or 3.4%. The decrease in average interest earning assets was attributable to decreased Federal Funds Sold which was a result of lower deposit balances.  Management targeted efforts to attract home equity mortgage and small commercial loans.  Management believes that our experience in making mortgage and small commercial loans positions the Corporation well to meet the financing demands of individuals and small businesses.

Total interest expense decreased by $ 3,720,000, or 26.6%, to $ 10,290,000 for the year ended December 31, 2008, from $ 14,010,000 for the year ended December 31, 2007.  The decrease is partially due to a decline in deposit balances.  Average interest bearing liabilities decreased 1.1% to $ 432,883,000 for 2008 from $ 437,520,000 for 2007.  Primarily contributing to the decreased interest expense is lower rates paid on deposits, particularly time deposit accounts, which decreased 71 basis points to 3.61% and money market accounts, which decreased 168 basis points to 3.54%.  The interest expense for time deposit accounts decreased $ 1,614,000 to $ 5,985,000 for 2008 from $ 7,599,000 and money market accounts decreased $ 2,017,000 to $ 1,893,000 for 2008, from $ 3,910,000 for 2007.

Net interest income increased by $ 1,331,000, or 6.9%, to $ 20,684,000 for the year ended December 31, 2008 from $ 19,353,000 for the year ended December 31, 2007.  This increase is attributable to a change in the mix of earning assets, with increases in higher yielding loans and security investments and decreases in the lower yielding Federal Funds sold.

The net interest rate spread was 3.8% for the year ending December 31, 2008, and the net interest margin was 4.2%.  The net interest spread and the net interest margin increased from 3.3% and 3.8%, respectively, in 2007.  Due to a large investment portfolio at the holding company level, these ratios are lower than the Bank’s separate performance of 4.0% net interest spread and 4.3% net interest margin for the year ended December 31, 2008.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

YEARS ENDED DECEMBER 31

The table below sets forth an analysis of net interest income.

	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	2008			2007			2006
	(000 omitted)			(000 omitted)			(000 omitted)
Assets
Investment Securities:
Taxable interest income	$60,520	$2,467	4.1%	$56,521	$1,618	2.9%	$62,562	$1,800	2.9%
Nontaxable interest income	27,140	1,196	4.4%	28,043	1,278	4.6%	26,107	1,227	4.7%
Total investment securities	87,660	3,663	4.2%	84,564	2,896	3.4%	88,669	3,027	3.4%
Loans, including non-accrual loans, (net of unearned discounts)	399,579	27,023	6.8%	391,695	28,490	7.3%	318,819	22,384	7.0%
Interest-bearing deposits with banks	698	30	4.3%	61	16	26.2%	506	40	7.9%
Federal funds sold	9,666	258	2.7%	38,579	1,961	5.1%	7,109	348	4.9%
Total interest earning assets	497,603	$30,974	6.2%	514,899	$33,363	6.5%	415,103	$25,799	6.2%
Restricted bank stock	4,381			2,972			3,023
Allowance for loan losses	(4,216)			(3,818)			(2,955)
Cash and due from banks	10,682			11,413			11,196
Bank premises and equipment	12,796			11,496			8,821
Other assets	33,967			32,683			22,064
Total assets	$555,213			$569,645			$457,252

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$179,237	$2,111	1.2%	$182,602	$4,138	2.3%	$120,849	$1,893	1.6%
Savings deposits	42,303	154	0.4%	44,038	191	0.4%	42,266	175	0.4%
Time deposits	163,757	5,985	3.7%	173,644	7,599	4.4%	136,159	5,310	3.9%
Borrowed funds	47,586	2,040	4.3%	37,236	2,082	5.6%	44,608	2,495	5.6%
Total interest bearing liabilities	432,883	$10,290	2.4%	437,520	$14,010	3.2%	343,882	$9,873	2.9%
Demand deposits	40,637			41,528			38,600
Other liabilities	3,669			6,330			7,074
Total liabilities	477,189			485,378			389,556
Stockholders’ equity	78,024			84,267			67,696
Total liabilities & stockholders’ equity	$555,213			$569,645			$457,252

Net interest income (spread)		$20,684	3.8%		$19,353	3.3%		$15,926	3.3%

Net interest margin			4.2%			3.8%			3.8%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME

The table below illustrates the effects on net interest income of changes in average volumes of interest-bearing liabilities and earning assets, as well as changes in average rates.

	2008 Versus 2007 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total Increase (Decrease)
	(000 omitted)
Interest Income
Loans (including non-accrual loans, net of unearned discounts)	$563	$(2,030)	$(1,467)
Taxable investment securities	95	754	849
Nontaxable investment securities	(60)	(22)	(82)
Other short-term investments	(1,473)	(216)	(1,689)
Total interest income	(875)	(1,514)	(2,389)

Interest Expense
Interest bearing demand	(76)	(1,951)	(2,027)
Savings deposits	(7)	(30)	(37)
Time deposits	(426)	(1,188)	(1,614)
Borrowed funds	521	(563)	(42)
Total interest expense	11	(3,731)	(3,720)

Net interest income			$1,331

	2007 Versus 2006 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total Increase (Decrease)
	(000 omitted)
Interest Income
Loans (including non-accrual loans, net of unearned discounts)	$5,021	$1,085	$6,106
Taxable investment securities	(147)	(35)	(182)
Nontaxable investment securities	133	(82)	51
Other short-term investments	1,737	(148)	1,589
Total interest income	6,744	820	7,564

Interest Expense
Interest bearing demand	970	1,275	2,245
Savings deposits	7	9	16
Time deposits	1,436	853	2,289
Borrowed funds	(380)	(33)	(413)
Total interest expense	2,033	2,104	4,137

Net interest income			$3,427

Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

Provision for Loan Losses

For the year ended December 31, 2008, the provision for loan losses was $ 1,375,000, an increase of $ 775,000, or 129.2%, compared with $ 600,000 for the year ended December 31, 2007.  The increase in the provision is attributable to a slower housing market, declining prices of real estate, increased charge-offs, and increased delinquencies.  The level of the provision is commensurate with the risk identified in the loan portfolio.

The allowance for loans losses represented 1.10% of total loans at December 31, 2008, compared with 0.97% as of December 31, 2007.  Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio, including delinquencies, and other relevant factors. Based upon these factors, management believes that as of December 31, 2008, the reserve is reasonable and sufficient to support the current level of loans in light of the asset quality as supported by the capital ratios reflected on page 43.

Other Income

Other income for the year ended December 31, 2008 decreased $ 2,194,000, or 32.7%, to $ 4,517,000 from $ 6,711,000 for 2007.  Net gains from the sale of securities decreased from $ 1,886,000 to $ 269,000, a decrease of $ 1,617,000 or 41.2%.  Also negatively impacting other income were decreases of $ 353,000 for the income recognized on mortgage servicing rights, $ 239,000 from investment service fees and $ 84,000 from bank owned life insurance (BOLI.)  During 2007 the bank began recognizing the value of the mortgage servicing rights and the credit enhancement on $26,555,000 of loans sold to the FHLB of Pittsburgh over the prior two years contributing $ 301,000 to other income after amortization of $ 19,000.  Amortization in 2008 was $ 52,000.  In 2007, death benefits of $ 132,000 positively impacted BOLI.  In 2008 the investment sales representative resigned from the bank causing the decrease in investments service fees.  Other income was positively impacted by an increase of $ 78,000 in NSF fees. The Bank re-established and reactivated its Trust Department in the third quarter of 2006.  The Bank also initiated a cash rewards program for debit cards.

Other Expenses

Other expenses, which include salary and benefits, occupancy and all other expenses incidental to the operations of the Corporation, increased to $ 20,224,000 for the twelve months ended December 31, 2008 from $ 16,096,000 for the twelve months ended December 31, 2007.  The $ 4,128,000, or 25.6% increase was primarily due to a $ 2,607,000 other-than-temporary impairment expense representing the decline in fair value of securities held in the holding company’s investment portfolio and $ 300,000 of merger expenses related to the expected merger with Graystone Financial Corporation.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $ 393,000, or 4.8%, to $ 8,581,000 for the year ended December 31, 2008 from $ 8,188,000 for the year ended December 31, 2007.  The increase is primarily attributed to increases in health insurance of $ 335,000 and regular salary increases.

Occupancy and equipment expenses for the year ended December 31, 2008 increased to $ 4,085,000 from $ 3,629,000 for the year ended December 31, 2007, an increase of $ 456,000, or 12.6%.  The increase is primarily due to increased computer expense of $ $ 211,000, depreciation expense of $128,000 and equipment expense of $ 58,000.

Included in other expenses for 2008 are $ 300,000 in merger expense and $ 2,607,000 in impairment expense.  The merger expense represents costs related to the planned merger with Graystone Financial Corp., which is expected to be consummated in the second quarter of 2009.  The impairment expense represents the decline in the fair value of the holding company’s investment portfolio that management has determined is other-than-temporarily impaired.  These investments were concentrated in the financial services sector, which has been hit especially hard in the market downturn.

Other operating expenses for the year ended December 31, 2008 increased to $ 4,651,000 from $ 4,279,000 for the year ended December 31, 2007, an increase of $ 372,000, or 8.7%.  The increase is primarily due to increases in legal and professional services expense of $ 278,000 due to consultants contracted to assist with the resolution of the OCC’s Memorandum of Understanding.  FDIC insurance premiums also increased $ 251,000.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for well managed, well capitalized banks to a range between 12 and 16 cents per $ 100 of insured deposits on an annual basis.  Currently, we have approximately $ 418,523,000 in FDIC-insured deposits.

The FDIC also voted to impose a special assessment of 20 basis points on all FDIC-insured banks to be collected on September 30, 2009. We currently anticipate that this special assessment will adversely affect earnings by $ 837,000 based on our current federally-insured deposit amounts. Furthermore, the FDIC has the authority, after June 30, 2009, to impose an additional 10 basis point emergency special assessment on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of a calendar quarter. At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our 2009 earnings.

Income Taxes

For the year ended December 31, 2008, the tax provision was $ 424,000 compared with $ 2,331,000 for the year ended December 31, 2007, a decrease of $ 1,907,000, or 81.8%.  The effective tax rate was 11.8% for 2008 and 24.9% for 2007.  Contributing to the lower tax rate was a decrease in pre-tax income and changes in deferred taxes attributable to the impairment expense.

Net Income

Net income for the year ended December 31, 2008 was $ 3,178,000, a decrease of $ 3,859,000, or 54.8%, compared with $ 7,037,000 for the year ended December 31, 2007.  The decrease is the result of changes in the components of net income noted above.  Minimizing the decreased level of net income was the higher net interest spread which increased from 3.3% in 2007 to 3.8% in 2008.  Basic and diluted earnings per share for the year ended December 31, 2008 were $ 1.37 and $ 1.37 compared with $ 3.00 and $ 2.99 for the year ended December 31, 2007.

FINANCIAL CONDITION

Securities

The Corporation’s securities portfolio is comprised of securities that not only provide interest and dividend income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits. Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines.

Although the Corporation generally intends to hold its investment securities to maturity, all of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. Securities in the held to maturity category, of which the Corporation has none, are accounted for at amortized cost.  The Corporation holds no trading securities in its portfolio.  The securities portfolio includes equities owned by the holding company, most of which are investments in banks, bank holding companies and financial institutions.  Equity investments are accounted for at fair value.  The remaining securities, primarily debt instruments, are owned by the bank.

The consolidated securities portfolio at December 31, 2008 was $ 76,451,000, compared to $ 83,846,000 at December 31, 2007, a decrease of $ 7,395,000, or 8.8%.  The decrease is due primarily to decreases in the fair values of securities held as a result of poor market conditions.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

MATURITIES OF INVESTMENT SECURITIES

December 31, 2008

The following table shows the maturities of investment securities at amortized cost as of December 31, 2008, and weighted average yields of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.

		After 1	After 5
		year but	years but
	Within 1	within 5	within 10	After 10
	year	years	years	years	Total
	(000 omitted)
Bonds:

U.S. Government agencies/mortgage-backed securities
Book value	$20	$3,239	$11	$10,678	$13,948
Yield	5.37%	4.09%	4.21%	5.17%	4.92%

State and municipal
Book value	$2,381	$5,945	$19,514	$10,898	$38,738
Yield	4.42%	5.93%	5.97%	7.06%	6.17%

Other
Book value	$0	$1,905	$912	$1,455	$4,272
Yield	0.00%	5.54%	5.63%	4.15%	5.10%

Total book value	$2,401	$11,089	$20,437	$23,031	$56,958
Yield	4.43%	5.33%	5.95%	6.00%	5.79%

Equity Securities:

Total Equity Securities					$23,092

Yield					2.54%

Total Investment Securities					$80,050

Yield					4.78%

Bank Owned Securities

The bank owned securities portfolio at December 31, 2008 was $ 57,969,000 compared to $ 49,985,000 at December 31, 2007, an increase of $ 7,984,000, or 16.0%.  The increase is attributable to the purchase of taxable state and municipal bonds and corporate bonds.

The carrying value of the available for sale portion of the portfolio at December 31, 2008 includes an unrealized gain of $ 1,011,000 (reflected as accumulated other comprehensive income of $ 667,000 in stockholders’ equity, net of a deferred income tax liability of $ 344,000). This compares with an unrealized gain at December 31, 2007 of $829,000 (reflected as accumulated other comprehensive income of $547,000 in stockholders’ equity, net of a deferred income tax liability of $282,000).

Holding Company Owned Securities

The holding company securities portfolio at December 31, 2008 was $ 18,483,000, compared to $ 33,861,000 at December 31, 2007, a decrease of $ 15,378,000, or 45.4%.  The decrease includes $ 13,293,000 in unrealized losses.  Realized gains on sale of equity securities were $ 257,000 for the year ending December 31, 2008.  The holding company’s securities portfolio is invested in banks, bank holding companies and financial institutions.  The stock value of this market segment is down significantly for the year 2008.

The carrying value of the available for sale portion of the portfolio at December 31, 2008 includes an unrealized loss of $ 4,609,000 (reflected as accumulated other comprehensive income of $ 3,042,000 in stockholders’ equity, net of a deferred income tax liability of $ 1,567,000). This compares with an unrealized gain at December 31, 2007 of $ 6,077,000 (reflected as accumulated other comprehensive income of $ 4,011,000 in stockholders’ equity, net of a deferred income tax liability of $ 2,066,000).  During 2008, net income (after tax) decreased $ 1,721,000 to reflect the decline in fair value of the portfolio that management has determined to be other-than-temporarily impaired.

Loans

The loan portfolio comprises the major component of the Corporation’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $ 19,945,000, or 5.0%, to $ 419,103,000 at December 31, 2008 from $ 399,158,000 at December 31, 2007. Gross loans represented 99.5% of total deposits at December 31, 2008 as compared with 90.7% at December 31, 2007, primarily due to the $ 19,945,000 growth in loans and the decline in total deposits of $ 18,619,000, primarily in savings and time deposits.  At December 31, 2008 the bank had sold mortgage loans to the Federal Home Loan Bank of Pittsburgh with a balance of $ 30,137,000 compared to $ 27,784,000 at December 31, 2007.

Credit Risk and Loan Quality

The Corporation continues to be prudent in its efforts to minimize credit risk. The Bank’s written lending policy requires underwriting, loan documentation and credit analysis standards to be met prior to the approval and funding of any loan. In accordance with that policy, the loan review process monitors the loan portfolio on an ongoing basis. The Credit Administration area and the accounting department then prepare an analysis of the allowance for loan losses which is then submitted to the Board of Directors for its assessment as to the adequacy of the allowance. The allowance for loan losses is an accumulation of expenses that has been charged against past and present earnings in anticipation of potential losses in the loan portfolio.

The allowance for loan losses at December 31, 2008 and December 31, 2007 was $ 4,597,000 and $ 3,854,000, respectively.  The increase in the allowance is attributable to a slower housing market, declining prices of real estate, and increased delinquencies, as well as the increase in gross loan volumes.  At December 31, 2008, the allowance for loan losses represented 1.10% of the gross loan portfolio, compared with 0.97% at December 31, 2007.  At December 31, 2008, in consideration of the asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address potential losses inherent in the portfolio.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The larger commercial loans are evaluated for impairment.  Impairment is measured on a loan-by-loan basis by comparing the contractual principal and interest payments to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Consumer loans such as residential mortgages and installments, comprised of smaller balance homogeneous loans, are collectively evaluated for impairment.  Interest income is generally not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest income on such loans is recognized only to the extent of interest payments received.  Impaired loans amounted to $ 3,653,000 and $ 7,059,000 at December 31, 2008 and 2007, respectively.  Allowance for loan losses allocated to impaired loans were $ 86,000 and $ 940,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008 the Corporation had other real estate owned (not used in operations) in the amount of $ 2,316,000, which was a slight increase from the $ 2,313,000 owned at December 31, 2007.  Of the other real estate owned, $ 1,985,000 represented lots purchased for possible future bank facilities.  The remaining $331,000 represents foreclosed property, specifically three 1 to 4 family residential properties.  At December 31, 2008 and December 31, 2007, the Corporation had non-accrual loans in the amount of $ 4,416,000 and $ 4,397,000, respectively.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category.  The Corporation maintains a diversified loan portfolio, granting agribusiness, commercial, and residential loans to customers.  The majority of the Bank’s lending is made within its primary market area, which includes southern Fulton County, and southern Franklin County, Pennsylvania, and northern Washington County, Maryland.  At December 31, 2008, 63% of the Corporation’s loan portfolio is concentrated in mortgages secured by 1-4 family properties and 6% is concentrated in loans secured by nonfarm nonresidential properties.

Bank Owned Life Insurance

The Corporation has Bank Owned Life Insurance (“BOLI”) for certain officers and directors, whereby the Bank is the owner and beneficiary of the policies. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI generates income from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Corporation. This income is used to “fund” a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Corporation’s Chief Executive Officer.

The Corporation had $ 11,208,000 and $10,768,000 in BOLI as of December 31, 2008 and 2007, respectively, an increase of $ 440,000 or 4.1%.  Although the BOLI is an asset that may be liquidated, it is the Corporation’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Corporation’s tax liability, while enhancing its overall capital position.  The Corporation also expects to collect future proceeds as the beneficiary of the policies.

Deposits

Deposits are the major source of the Corporation’s funds for lending and investment purposes. Total deposits at December 31, 2008 were $ 421,311,000, a decrease of $ 18,619,000, or 4.2%, from total deposits of $ 439,930,000 at December 31, 2007. The decrease in deposits was primarily due to less aggressive pricing of time deposits and a $ 6,300,000 decline in a large money market account that opened in January 2007.  Money market deposits decreased $ 9,508,000 or 8.8% to $ 98,992,000 as of December 31, 2008.  Weekly, management reviews options to manage the funding of the bank and respond to changes in interest rates and local competition.  The cost of deposits has decreased due to the lower interest rate environment.  Lower rates impacted the cost of interest bearing deposits, which decreased to 2.14% as of December 31, 2008 from 2.95% as of December 31, 2007.

Short-Term Borrowings

Short term borrowings at December 31, 2008 were $ 27,815,000, compared to $ 10,996,000 at December 31, 2007, an increase of $ 16,819,000, or 153%.  The increase was primarily due to an increase in overnight borrowings from the Federal Home Loan Bank to replace a decrease in deposits.  Federal funds purchased, Treasury Tax and Loan demand note, lines of credits with banks and overnight borrowings with the Federal Home Loan Bank of Pittsburgh are considered to be short term borrowings.  Short term borrowings fluctuate daily to meet the liquidity needs of the Corporation.  The Corporation had short term sources of available borrowings in the amount of $ 66,127,000 overnight lines from the Federal Home Loan Bank of Pittsburgh and $ 9,900,000 from area banks.  As of December 31, 2008, the maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh is approximately $ 229,514,000, which includes the $ 66,127,000 overnight lines.

Long-Term Debt and Borrowing Capacity

There were $ 31,854,000 outstanding in fixed rate and convertible term loans with the Federal Home Loan Bank of Pittsburgh at December 31, 2008, compared to $ 26,863,000 borrowed at December 31, 2007.

The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $ 229,514,000 with the Federal Home Loan Bank of Pittsburgh, out of which $ 31,854,000 represents fixed rate and convertible term loans and $ 18,873,000 represented overnight borrowings that were outstanding at December 31, 2008, and resulted in an unused borrowing capacity of $ 178,787,000.

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

The Corporation’s overall sensitivity to interest rate risk is low due to its non-complex balance sheet. The Corporation manages its balance sheet with the intent of stabilizing net interest income and net economic value under a broad range of interest rate environments. The Corporation has the ability to effect various strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans, mortgage loans and securities, increasing/ decreasing deposits via interest rate changes, borrowing from the Federal Home Loan Bank of Pittsburgh, and buying/selling securities. Adjustments to the mix of assets and liabilities are made periodically in an effort to give the Corporation dependable and steady growth in net interest income, while at the same time, managing the related risks.

Liquidity

Liquidity represents the Corporation’s ability to efficiently manage cash flows at reasonable rates to support possible commitments to borrowers or the demands of depositors. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $ 11,559,000 at December 31, 2008, compared to $ 36,851,000 at December 31, 2007.  This decrease is primarily due to a decrease in federal funds sold in response to a decline in deposits.  Additional asset liquidity sources include principal and interest payments from securities in the Corporation’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At December 31, 2008, there were $ 58,578,000 in liquid securities as compared to $ 68,573,000 at December 31, 2007. Liquid securities decreased by $ 9,995,000 since December 31, 2007 due primarily to the decrease in unrealized gains in the investment portfolio.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at December 31, 2008 were $ 421,311,000, compared to $ 439,930,000 at December 31, 2007. In addition, the Corporation has borrowing capacity and lines of credit with the Federal Home Loan Bank of Pittsburgh, Atlantic Central Bankers Bank and several local banks.

The Corporation’s financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at December 31, 2008, is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Corporation’s inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at December 31, 2008 were $ 26,662,000, which consisted of $ 23,519,000 in unfunded commitments to existing loans and unfunded new loans and $ 3,143,000 in letters of credit. Unused commitments at December 31, 2007 were $ 49,158,000, which consisted of $ 45,949,000 in unfunded commitments to existing loans and unfunded new loans and $ 3,209,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Interest Rate Sensitivity Analysis

A number of measures are used to monitor and manage interest rate risk including income simulation and interest sensitivity (gap) analysis.  An income simulation model is used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment, repricing and maturity of loan related assets; deposit sensitivity; market conditions and changes in other financial instruments.  The Corporation’s policy objective is to limit the change in annual earnings to 20% of net interest income.  At December 31, 2008, based on the results of the simulation model, the Corporation would expect a decrease in net interest income of $ 1,148,000, or 5.6% over a 12-month period if interest rates increased from current rates by 200 basis points.  If interest rates decreased from current rates by 200 basis points, the Corporation would expect an increase in net interest income of $ 14,000, or 0.1% over a 12-month period.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”.  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period.  A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within the same period.  Accordingly, in a rising interest rate environment, an institution with a positive gap would be in a better position to invest in higher yielding assets which would result in the yield on its assets increasing at a pace closer to the cost of its interest-bearing liabilities, than would be the case if it had a negative gap.  During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap, which would tend to restrain the growth of its net interest income.

The Corporation closely monitors its interest rate risk as such risk relates to its operational strategies.  The Corporation’s Board of Directors has established an Asset/Liability Committee responsible for reviewing its asset/liability policies and interest rate risk position, which generally meets quarterly and reports to the Board on interest rate risk and trends on a quarterly basis.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 which are anticipated by the Corporation, based upon certain assumptions described below, to reprice or mature in each of the future time periods shown.  Adjustable-rate assets and liabilities are included in the table in the period in which their interest rates can next be adjusted.

LIQUIDITY RISK MANAGEMENT

	Due 0 – 90 Days	Due 91 – 360 Days	Due After 1 Year	Total
	(000 omitted)

Rate sensitive assets

Interest bearing deposits with banks and investment securities	$802	$2,424	$55,545	$58,771
Real estate, commercial and consumer loans	104,243	129,678	184,973	418,894
	$105,045	$132,102	$240,518	$477,665
Rate sensitive liabilities

NOW accounts, savings deposits, and money market accounts	$194,420	$6,480	$15,121	$216,021
Certificate of deposits	36,397	73,037	51,651	161,085
Borrowings	8,942	0	50,583	59,525
	$239,759	$79,517	$117,355	$436,631
Cumulative interest sensitive GAP/total assets from financial statements	(134,714)	(82,129)	(41,034)	(41,034)
Cumulative interest Sensitive GAP ratio	(24.19)%	(14.75)%	(7.37)%	(7.37)%

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

	Principal/Notional Amount Maturing In:
(In Thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Rate sensitive assets
Fixed interest rate loans	18,253	13,393	12,981	9,608	8,101	60,645	122,981	116,689
Average interest rate	7.36	7.38	7.20	6.82	6.61	6.51	6.84
Variable interest rate loans	38,849	10,799	9,047	9,362	9,779	218,077	295,913	285,688
Average interest rate	4.18	5.19	5.71	6.06	6.49	6.12	5.81
Fixed interest rate securities	2,455	2,113	2,508	2,347	4,329	44,216	57,968	57,968
Average interest rate	3.90	3.79	5.17	5.18	5.04	5.19	5.07
Federal funds sold	0	0	0	0	0	0	0	0
Average Interest Rate	0.000	0.000	0.000	0.000	0.000	0.000	0.000

Rate Sensitive Liabilities
Noninterest bearing checking	7,369	2,210	2,210	2,210	736	29,470	44,205	44,205
Savings and interest bearing checking	6,481	4,320	4,320	4,320	2,160	194,420	216,021	216,021
Average interest rates	1.02	1.02	1.02	1.02	1.02	1.02	1.02
Time deposits	109,202	16,251	24,924	3,117	7,591	0	161,085	162,279
Average interest rates	2.92	3.87	3.88	4.28	3.57	0.00	3.22
Fixed interest rate borrowings	0	5,226	4,977	4,977	0	16,529	31,709	33,008
Variable interest rate borrowings	27,815	0	0	0	0	0	27,815	27,815
Borrowings average interest rate	1.49	6.11	5.27	4.01	0.00	4.09	3.14

CONTRACTUAL OBLIGATIONS

Contractual obligations of the Corporation as of December 31, 2008 are as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations
Lines of credit outstanding	$27,543	$27,543	$0	$0	$0
Long-term debt obligations	31,854	0	10,250	5,000	16,604
Operating lease obligations	1,647	161	308	304	874
Total	$61,044	$27,704	$10,558	$5,304	$17,478

CAPITAL FUNDS

Stockholders’ equity was $ 70,757,000 at December 31, 2008, compared to $ 78,414,000 at December 31, 2007.  The decrease was primarily due to lower unrealized gains on the investment portfolio.  Regulatory authorities have established capital guidelines in the form of the “leverage ratio” and “risk-based capital ratios.” The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.  A comparison of Tower Bancorp’s capital ratios to regulatory minimums at December 31, 2008 is as follows:

	Tower Bancorp		Regulatory Minimum
	2008	2007	Requirements
Leverage ratio	9.74%	10.03%	4%
Risk-based capital ratio Tier I (core capital)	13.80%	14.95%	4%
Combined Tier I and Tier II (core capital plus allowance for loan losses)	15.02%	16.74%	8%

Tower Bancorp, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines.  Certain ratios are useful in measuring the ability of a Corporation to generate capital internally.

The following chart indicates the changes in equity capital for the past three years.

	2008	2007	2006
Equity capital at December 31 ($000 omitted)	$70,757	$78,414	$81,553
Equity capital as a percent of assets at December 31	12.71%	13.96%	15.04%
Return on average assets	0.57%	1.24%	1.34%
Return on average equity	4.07%	8.35%	9.06%
Cash dividend payout ratio	81.66%	35.37%	26.13%

STOCK MARKET ANALYSIS AND DIVIDENDS

The Corporation’s common stock is traded in the over-the-counter market.  As of December 31, 2008 the approximate number of shareholders of record was 1,238.

2008	Market Price	Cash Dividend

First Quarter	$ 38.25 – 41.50	$.28
Second Quarter	37.10 – 39.45	.28
Third Quarter	28.50 – 38.50	.28
Fourth Quarter	19.00 – 32.00	.28

2007	Market Price	Cash Dividend

First Quarter	$ 43.70 – 44.75	$.26
Second Quarter	43.15 – 44.75	.26
Third Quarter	42.10 – 44.25	.26
Fourth Quarter	41.10 – 42.50	.28

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are as follows:

	2008 Quarter Ended				2007 Quarter Ended
($ 000 omitted except per share)	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Interest income	$8,172	$7,852	$7,661	$7,289	$8,182	$8,294	$8,487	$8,400
Interest expense	3,016	2,625	2,407	2,242	3,445	3,537	3,593	3,435
Net interest income	5,156	5,227	5,254	5,047	4,737	4,757	4,894	4,965
Provision for loan losses	400	150	525	300	150	150	150	150
Net interest income after provision for loan losses	4,756	5,077	4,729	4,747	4,587	4,607	4,744	4,815
Other income	1,507	1,360	659	990	2,275	1,647	1,607	1,182
Other expenses	4,331	4,277	4,335	7,280	4,200	3,969	3,849	4,078
Operating income before income taxes	1,932	2,160	1,053	(1,543)	2,662	2,285	2,502	1,919
Applicable income taxes	448	562	150	(736)	693	572	684	382
Net income (loss)	$1,484	$1,598	$903	$(807)	$1,969	$1,713	$1,818	$1,537

Net income applicable to common stock
Per share data:
Net income (loss)	$.64	$.69	$.39	$(.35)	$.84	$.72	$.78	$.66

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

See the information set forth on pages 41 and 42 of the management’s discussion and analysis for the year ended December 31, 2008 regarding quantitative and qualitative disclosures about market risk in Item 7.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 6 through 35 of the annual shareholders report for the year ended December 31, 2008 attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.  Certain statistical information required in addition to those included in the annual shareholders’ report are submitted herewith as follows.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO

The following table presents the loan portfolio at the end of each of the last five years:

(000 omitted)	2008	2007	2006	2005	2004

Commercial, financial & Agricultural	$27,840	$30,444	$54,313	$41,619	$40,257

Real estate - Construction	15,714	20,134	20,871	2,556	6,793

Real estate - Mortgage	360,487	330,842	297,338	173,923	171,415

Installment & other personal loans (net of unearned income)	14,853	17,059	17,897	11,210	11,004

Total loans	$418,894	$398,479	$390,419	$229,308	$229,469

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

Years Ended December 31

(000 omitted)	2008	2007	2006	2005	2004

Average total loans outstanding (net of unearned income)	$399,579	$391,695	$318,819	$228,848	$220,789
Allowance for loan losses, beginning of period	3,854	3,610	2,129	1,902	1,864
Additions to provision for loan losses charged to operations	1,375	600	360	270	360
Addition due to merger	0	0	1,163	0	0
Loans charged off during the year Commercial	404	15	0	1	276
Real estate mortgage	74	197	0	0	0
Installment	238	224	87	95	106
Total charge-off’s	716	436	87	96	382
Recoveries of loans previously charged off:
Commercial	35	4	3	22	35
Installment	49	76	42	31	25
Mortgage	0	0	0	0	0
Total recoveries	84	80	45	53	60
Net loans charged off (recovered)	632	356	42	43	322
Allowance for loan losses, end of period	$4,597	$3,854	$3,610	$2,129	$1,902

Ratio of net loans charged off (recovered) to average loans outstanding	.16%	.09%	.01%	.02%	.15%

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

(000 omitted)	2008	2007	2006	2005	2004

Nonaccrual loans	$4,416	$4,397	$688	$44	$9
Accrual loans:
Restructured	$0	$0	$0	$0	$0
30 - 89 days past due	6,941	1,470	2,002	299	155
90 days or more past due	259	1,001	393	59	13
Total accrual loans	$7,200	$2,471	$2,395	$358	$168

See Note 8 of the Notes to Consolidated Financial Statements (Exhibit 13) for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and disclosures of any impaired loans.

Management has identified one impaired relationship in the accrual loan categories shown above, with a balance of $ 966,478 at December 31, 2008.

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

ALLOWANCE FOR LOAN LOSSES

The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years.  In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

	December 31
	2008		2007
(000 omitted)	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Commercial, financial and agricultural	$379	6.65%	$1,300	7.63%
Real estate – Construction	0	1.53	0	5.04
Real estate - Mortgage	3,844	88.27	1,668	83.06
Installment	266	3.55	246	4.27
Unallocated	108	N/A	640	N/A
Total	$4,597	100.0%	$3,854	100.0%

	December 31
	2006		2005		2004
(000 omitted)	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
Commercial, financial and agricultural	$2,144	13.91%	$474	18.2%	$453	17.5%
Real estate - Construction	0	5.35	0	1.1	0	3.0
Real estate - Mortgage	703	6.16	664	75.8	664	74.7
Installment	220	4.58	0	4.9	0	4.8
Unallocated	543	N/A	991	N/A	785	N/A
Total	$3,610	100.0%	$2,129	100.0%	$1,902	100.0%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS

The average amounts of deposits are summarized below:

Years Ended December 31

(000 omitted)	2008	2007	2006

Demand deposits	$40,637	$41,528	$38,600
Interest bearing demand deposits	179,237	182,602	120,849
Savings deposits	42,303	44,038	42,266
Time deposits	163,757	173,644	136,159
Total deposits	$425,934	$441,812	$337,874

RETURN ON EQUITY AND ASSETS
(APPLYING DAILY AVERAGE BALANCES)

The following table presents a summary of significant earnings and capital ratios:

(000 omitted)	2008	2007	2006

Average assets	$555,213	$569,645	$457,252
Net income	$3,178	$7,037	$6,132
Average equity	$78,024	$84,267	$67,696
Cash dividends	$2,595	$2,489	$1,602
Return on assets	.57%	1.24%	1.34%
Return on equity	4.07%	8.35%	9.06%
Dividend payout ratio	81.66%	35.37%	26.13%
Equity to asset ratio	14.05%	14.79%	14.80%

TOWER BANCORP INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED SUMMARY OF OPERATIONS

	Years Ended December 31
(000 omitted)	2008	2007	2006	2005	2004
Interest income	$30,974	$33,363	$25,799	$16,494	$14,126
Interest expense	10,290	14,010	9,873	5,152	4,011
Net interest income	20,684	19,353	15,926	11,342	10,115
Provision for loan Losses	1,375	600	360	270	360
Net interest income after provision for loan losses	19,309	18,753	15,566	11,072	9,755
Other income:
Investment services income	713	961	413	254	79
Service charges – Deposits	1,897	1,808	1,523	1,112	992
Other service charges, collection and exchange, charges, commission fees	1,241	1,525	1,084	722	559
Other operating income	666	2,417	4,304	2,714	2,961
Total other income	4,517	6,711	7,324	4,802	4,591
Income before operating expense	23,826	25,464	22,890	15,874	14,346
Operating expenses:
Salaries and employees benefits	8,581	8,188	6,949	4,474	4,078
Occupancy and equipment expense	4,085	3,629	3,073	1,886	1,702
Other operating expenses	7,558	4,279	4,018	2,455	2,154
Total operating Expenses	20,224	16,096	14,040	8,815	7,934
Income before income taxes	3,602	9,368	8,850	7,059	6,412
Income tax	424	2,331	2,718	2,027	1,389
Net income applicable to common stock	$3,178	$7,037	$6,132	$5,032	$4,723
Per share data:
Earnings per common share	$1.37	$3.00	$2.92	$2.91	$2.73
Cash dividend – common	$1.12	$1.06	$.74	$.92	$1.34
Average number of common shares	2,316,697	2,345,286	2,103,487	1,727,055	1,727,856

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9a. Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, such officers have concluded that, as of December 31, 2008, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act, except for the material weakness and related remediation measures noted in Management’s Report on Internal Control included in the Annual Report attached to this Form 10-K as Exhibit 13.

Management’s report on internal control over financial reporting and the report on internal control over financial reporting of the Registered Public Accounting Firm are included in the annual shareholders’ report for the year ended December 31, 2008 attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS

There have not been any changes in the Corporation’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect these controls during the fourth quarter of 2008, except for the actions taken during 2008 to remediate the material weakness. The changes are addressed in Management’s Report on Internal Control Over Financial Reporting and include changes in staffing and procedures to adequately maintain risk identification and monitoring of loans for calculating the adequacy of the allowance for loan losses.

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

All other information required by Item 10 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is incorporated by reference from Tower Bancorp, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A, and Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from Tower Bancorp’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) - List of Financial Statements

The following consolidated financial statements of Tower Bancorp and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2008 attached to this Form 10-K as Exhibit 13, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2008 and 2007

Consolidated statements of income - Years ended December 31, 2008, 2007, and 2006

Consolidated statements of stockholders’ equity - Years ended December 31, 2008, 2007, and 2006

Consolidated statements of cash flows - Years ended December 31, 2008, 2007, and 2006

Notes to consolidated financial statements — December 31, 2008

(2)	List of Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits

(2.1)

Agreement and Plan of Merger by and between Tower Bancorp, Inc. and Graystone Financial Corp dated as of November 12, 2008 (incorporated by reference to Exhibit 2.1 of Tower Bancorp, Inc.’s Form S-4 (Registration No. 333-156535) filed December 31, 2008, as amended).

	(3.1)	Articles of Incorporation of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2005

	(3.2)	Bylaws of Tower Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) of Tower Bancorp, Inc.’s Form 8-K filed January 13, 2006.

	(10)	Material contracts

	(10.1)	Change of Control Agreement of Jeffrey B. Shank dated as of September 25, 2002 (incorporated by reference to Exhibit 99.4 of Tower Bancorp, Inc.’s Form 10-Q for the quarter ended September 30, 2002).

(10.2)	Change of Control Agreement of Franklin T. Klink, III dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

(10.3)	Change of Control Agreement of Donald G. Kunkle dated as of January 4, 2002 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 2001).

(10.4)	Change of Control Agreement of John H. McDowell, Sr. dated as of December 23, 1998 (incorporated by reference to Exhibit 10.2 of Tower Bancorp, Inc.’s Form 10-K for the year ended December 31, 1998).

(10.5)	Tower Bancorp, Inc.’s Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).

(10.6)	Tower Bancorp, Inc.’s Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 99.2 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661)).

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

(10.11)	First National Bank of Greencastle Employees’ Stock Ownership Plan Incorporated by reference to Exhibit 99.3 to Tower Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-40661).

(13)	Annual report to security holders - filed herewith

(21)	Subsidiaries of the registrant - filed herewith

(23.1)	Consent of independent registered public accounting firm — filed herewith

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

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

TOWER BANCORP, INC.
(Registrant)

		By	/s/	Jeff B. Shank
Jeff B. Shank,
President/CEO
(Principal Executive Officer)

		By	/s/	Franklin T. Klink, III
Franklin T. Klink, III
Treasurer (Principal Financial
and Accounting Officer)

Dated:	March 13, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jeff B. Shank	President & Director	March 13, 2009
Jeff B. Shank

/S/ Kermit G. Hicks	Chairman of the Board & Director	March 13, 2009
Kermit G. Hicks

/S/ Frederic M. Frederick	Vice Chairman of the Board & Director	March 13, 2009
Frederic M. Frederick

/S/ James H. Craig, Jr.	Director	March 13, 2009
James H. Craig, Jr.

/S/ Lois Easton	Director	March 13, 2009
Lois Easton

/S/ Mark E. Gayman	Director	March 13, 2009
Mark E. Gayman

/S/ Patricia A. Carbaugh	Director	March 13, 2009
Patricia A. Carbaugh

/S/ Harry D. Johnston	Director	March 13, 2009
Harry D. Johnston

/S/ Terry Randall	Director	March 13, 2009
Terry Randall

Exhibit Index

Exhibit No.

13	Annual report to security holders

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002