Form 10-Q
period 2009-03-31
TOWER BANCORP INC
filed 2009-05-11
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-12826

TOWER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1445946
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

112 Market Street, Harrisburg, Pennsylvania	17101
(Address of principal executive office)	(Zip Code)

(717) 231-2700

(Registrant’s telephone number, including area code)

40 Center Square, Post Office Box 8, Greencastle, Pennsylvania 17225

(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,058,686 shares of common stock outstanding at April 30, 2009

TOWER BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$25,382	$24,765
Federal funds sold	31,354	7,257

Cash and cash equivalents	56,736	32,022
Securities available for sale	62,796	19,904
Restricted investments	7,279	2,068
Loans held for sale	5,228	3,324
Loans, net of allowance for loan losses of $7,761, and $6,017	994,861	561,705
Premises and equipment, net	29,730	4,546
Accrued interest receivable	4,074	2,402
Deferred tax asset, net	2,999	1,764
Bank owned life insurance	23,778	12,305
Goodwill	8,689	—
Other intangible assets	3,899	—
Other assets	12,802	1,278

Total Assets	$1,212,871	$641,318

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$89,961	$42,466
Interest bearing	918,291	483,004

Total Deposits	1,008,252	525,470
Securities sold under agreements to repurchase	9,698	8,384
Short-term borrowings	11,064	14,614
Long-term debt	60,914	29,000
Accrued interest payable	1,308	888
Other liabilities	10,079	8,177

Total Liabilities	1,101,315	586,533

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 5,160,292 shares issued and 5,056,634 shares outstanding at March 31, 2009 and 2,740,325 shares issued and outstanding at December 31, 2008	—	—
Additional paid-in capital	116,244	57,547
Accumulated deficit	(4,794)	(2,909)
Accumulated other comprehensive income	106	147

Total Stockholders’ Equity	111,556	54,785

Total Liabilities and Stockholders’ Equity	$1,212,871	$641,318

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

Three Months Ended March 31, 2009 and 2008 (unaudited)

(Amounts in thousands, except share data)

	2009	2008
Interest Income
Loans, including fees	$8,288	$7,001
Securities	129	319
Federal funds sold and other	6	87

Total Interest Income	8,423	7,407
Interest Expense
Deposits	3,763	3,640
Short-term borrowings	32	171
Long-term debt	254	157

Total Interest Expense	4,049	3,968

Net Interest Income	4,374	3,439
Provision for Loan Losses	2,366	750

Net Interest Income after Provision for Loan Losses	2,008	2,689
Non-Interest Income
Service charges on deposit accounts	217	180
Other service charges, commissions and fees	157	149
Gain on sale of mortgage loans originated for sale	267	116
Gain on sale of other interest earnings assets	—	120
Other income	307	75

Total Non-Interest Income	948	640
Non-Interest Expenses
Salaries and employee benefits	2,517	1,948
Occupancy and equipment	732	506
Advertising and promotion	77	67
Data processing	195	142
Professional service fees	254	153
Other operating expenses	693	381
Nonrecurring merger related expenses	1,306	—

Total Non-Interest Expenses	5,774	3,197

Net (Loss) Income Before Income Tax Benefit	(2,818)	132

Income Tax Benefit	(933)	(391)

Net (Loss) Income	$(1,885)	$523

Net Loss (Income) Per Common Share
Basic	$(0.68)	$0.19
Diluted	$(0.68)	$0.19
Weighted Average Common Shares Outstanding
Basic	2,765,717	2,733,487
Diluted	2,765,717	2,733,487

See Notes to the Consolidated Financial Statements

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2009 and 2008

(Amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2007	$—	$57,037	$(4,991)	$39	$52,085
Restricted common stock awards earned	—	95	—	—	95
Stock Option Expense	—	27	—	—	27
Comprehensive loss:	—	—	—	—	—
Net Income	—	—	523	—	523
Unrealized gain on securities available for sale	—	—	—	64	64

Total Comprehensive Income					587

Balance—March 31, 2008 (unaudited)	—	57,159	(4,468)	103	52,794

Balance—December 31, 2008	—	57,547	(2,909)	147	54,785
Restricted common stock awards earned	—	295	—	—	295
Stock Option Expense	—	549	—	—	549
Fair Value of Consideration Exchanged in Merger	—	57,853	—	—	57,853
Comprehensive loss:	—	—	—	—	—
Net loss	—	—	(1,885)	—	(1,885)
Unrealized loss on securities available for sale, net of tax of $21	—	—	—	(41)	(41)

Total Comprehensive Loss					(1,926)

Balance—March 31, 2009 (unaudited)	$—	$116,244	$(4,794)	$106	$111,556

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008 (unaudited)

(Amounts in thousands, except share data)

	2009	2008
Cash Flows from Operating Activities
Net loss (income)	$(1,885)	$523
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	2,366	750
Net accretion of discounts on securities	(45)	(45)
Depreciation and amortization	209	177
Amortization of unearned compensation on restricted stock	295	95
Stock option expense	549	27
Deferred tax benefit	(844)	(436)
Decrease in accrued interest receivable	114	90
(Decrease) increase in accrued interest payable	(278)	99
Net Increase in cash surrender value of life insurance	(153)	—
Increase in other assets	(445)	(504)
Decrease in other liabilities	(3,767)	(595)
Gain on sale of interest-earning assets	(267)	(236)
Loans originated for sale	(26,169)	(22,348)
Sale of loans	24,532	21,670

Net Cash Used in Operating Activities	(5,788)	(733)

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	6,496	25,025
Purchases of securities available for sale	—	(30,429)
Net increase in loans	(24,296)	(52,985)
Increase of investment in restricted investments	—	(1,139)
Purchases of premises and equipment	(558)	(413)
Net cash received in merger	9,017	—

Net Cash Used in Investing Activities	(9,341)	(59,941)

Cash Flows from Financing Activities
Net decrease in short-term borrowings	(33,936)	—
Proceeds from advances on long-term debt	100	29,000
Net increase in securities sold under agreements to repurchase	1,314	4,708
Net increase in deposits	72,365	44,082

Net Cash Provided by Financing Activities	39,843	77,790

Net Increase in Cash and Cash Equivalents	24,714	17,116

Cash and Cash Equivalents - Beginning	$32,022	$23,140

Cash and Cash Equivalents - Ending	$56,736	$40,256

Interest Paid	$4,327	$3,869
Income Taxes Paid	$0	$150

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share data)

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations

Tower Bancorp, Inc. (the “Company”) is a registered bank holding company that was incorporated in 1983 under the Bank Holding Company Act of 1956, as amended. On March 31, 2009, the Company merged with Graystone Financial Corp. (“Graystone”), a privately held, non-reporting corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Pursuant to the Agreement and Plan of Merger (the “Merger”), the Company remains the surviving bank holding company and its wholly-owned subsidiary, The First National Bank of Greencastle merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, with Graystone Bank as the surviving institution under the name “Graystone Tower Bank” (the “Bank Merger”). Graystone Tower Bank (the “Bank”) operates as the sole subsidiary of the Company through two divisions – “Graystone Bank, a division of Graystone Tower Bank”, consisting of the former Graystone Bank branches, and “Tower Bank, a division of Graystone Tower Bank,” consisting of the former branches of The First National Bank of Greencastle.

The Company’s activity consists of owning and supervising the Bank, which is engaged in providing banking and banking related services through its twenty-five full service offices in Centre, Cumberland, Dauphin, York, Fulton, Franklin and Lancaster Counties of Pennsylvania and Washington County of Maryland. The Bank was originally incorporated on September 2, 2005, as a Pennsylvania-chartered bank and commenced operations on November 10, 2005. As a state chartered bank, the Bank is subject to regulations by the FDIC and the Pennsylvania State Banking Commission. The Bank undergoes periodic examinations by those regulatory authorities. The Company, as a holding company, is subject to regulations of the Federal Reserve Board.

In January 2007, Graystone Mortgage, LLC commenced business as a mortgage banking subsidiary of the Bank, which holds a 90% interest in the mortgage subsidiary. Graystone Mortgage, LLC offers residential mortgage banking services within the Bank’s market areas.

In February 2007, the Bank entered into a purchase agreement with Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLP (“DDMP”). DDMP is a limited liability company that provides investment advisory and asset management services to individuals, businesses and nonprofit entities. In connection with the purchase agreement, the Bank purchased an aggregate of twenty percent (20%) of the issued and outstanding units of membership interests in DDMP. The investment is being accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Basis of Presentation

The aforementioned merger between the Company and Graystone Financial Corp. is considered a “merger of equals” and is being accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 141 (Revised), “Business Combinations,” which has been adopted by the Company and Graystone effective January 1, 2009, with Graystone as the accounting acquirer. As a result, the historical financial information included in the Company’s financial statements and related footnotes as reported in this Form 10-Q is that of Graystone Financial Corp.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP), the instructions for Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for a complete presentation of consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for any other period or for the full year ending December 31, 2009. The accounting policies discussed within the notes to the unaudited consolidated financial statements are followed consistently by the Company. These policies are in accordance with U.S. GAAP and conform to common practices in the banking industry.

The balance sheet at December 31, 2008 has been derived from the audited financial statements of Graystone at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The statements of operations, changes in stockholders’ equity, and cash flows for the period ending March 31, 2008 have been derived from the consolidated financial records of Graystone for that period as a result of the Merger being accounted for as a reverse merger.

The accompanying unaudited consolidated financial statements include the accounts of Tower Bancorp, Inc. and its wholly-owned subsidiary, Graystone Tower Bank and the Bank’s 90% owned mortgage subsidiary, Graystone Mortgage, LLC. All intercompany accounts and transactions have been eliminated from the unaudited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential other-than-temporary impairment of investments, the valuation of deferred tax assets, and the allocation of the purchase price in connection with the Merger.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within central Pennsylvania. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold, all of which mature within 90 days. Federal funds are purchased and sold for one-day periods.

The Company is required under Federal Reserve Board regulations to maintain reserves against its transaction accounts. These reserves are generally held in the form of cash or noninterest earning accounts at the Company’s correspondent bank. Based on the nature of the Company’s transaction account deposits and the amount of vault cash on hand, the Company was not required to and did not maintain a reserve balance with the Federal Reserve Board at March 31, 2009 or December 31, 2008.

Securities Available for Sale

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Purchases and sales of investment securities are accounted for on a trade date basis.

All investment securities are classified as available for sale as the Company intends to hold such securities for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains and losses are excluded from earnings and reported as increases or decreases in other comprehensive income or loss. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Restricted Investments

Restricted investments include Atlantic Central Bankers Bank, the Federal Reserve Bank, and Federal Home Loan Bank (FHLB) stocks. The stocks are carried at cost as these stocks are not actively traded and have no readily determinable market value.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are sold with the mortgage servicing rights released to another financial institution through a correspondent relationship. The correspondent financial institution absorbs all of the risk related to rate lock commitments. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income as losses are estimated to have occurred. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans that have been segmented into groups with similar characteristics and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is evaluated on a loan by loan basis for commercial and construction loans and is measured as the difference between a loan’s carried value on the balance sheet and its fair market value. Based on the nature of the loan, its fair value reflects one of the following three measures: (i) the fair market value of collateral; (ii) the present value of the expected future cash flows; or (iii) the loan’s value as observable in the secondary market.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and home equity loans for impairment disclosures.

Other Real Estate Owned

Foreclosed properties are those properties for which the Company has taken physical possession in connection with loan foreclosure proceedings.

At the time of foreclosure, foreclosed real estate is recorded at fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried as “premises and equipment” at the new basis. Improvements to the property are added to the basis of the assets. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are classified as “other expenses”.

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and is assessed for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including operating results, business plans, economic projections, anticipated futures cash flows, current market data, etc. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods.

Other Intangible Assets

Intangible assets include premiums from purchases of core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense for the next five years is expected to be as follows:

2009	$532
2010	656
2011	585
2012	513
2013	444

Transfers of Financial Assets

The Company sells interests in loans receivable through loan participation sales. The Company accounts for these transactions as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company retains servicing responsibilities for the loan participation sales. The Company does not recognize a servicing asset or liability for the servicing of loan participations, as the amount received for servicing the loan participations is a reasonable approximation of market rates and servicing costs.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the shorter of the remaining lease term, if applicable, or the economic life which is reflected in the following average lives:

Years
Automobiles	3 - 5
Building and leasehold improvements	10 - 30
Furniture, fixtures, and equipment	3 - 10
Software and computer equipment	2 - 5

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (BOLI) policies on certain employees as a means to generate tax-free income which is used to offset a portion of current and future employee benefit costs. The BOLI profits from the appreciation of the cash surrender value of the pool of insurance is recorded as part of “Non-interest Income.”

Stock-Based Compensation

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their fair values in accordance with SFAS No. 123(R), “Share-Based Payments,” which requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed.

Advertising Costs

The Company charges advertising costs to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and the net operating loss carryforwards and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis. SFAS No. 157 prescribes the meaning of fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure requirements for fair value measurements. Accordingly, the Company measures the fair value of all financial assets and liabilities within the scope of SFAS No. 157 at the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The Company has elected to not measure any additional financial instruments at fair value under this Statement.

Comprehensive Income

U.S. GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although changes in certain assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 Revised 2007 “Business Combinations.” This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance impacts business combinations which occur after January 1, 2009. The Company has accounted for its merger with Graystone Financial Corp. in accordance with this pronouncement.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of the beginning of a company’s 2009 fiscal year. The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP clarifies assets acquired and liabilities assumed in a business combination arising from contingencies be initially measured and recognized at its acquisition date fair value so long as the fair value can be determined during the measurement period. For any asset or liability whose acquisition date fair value cannot be determined, asset or liability shall be recognized provided that there is both evidence that either the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted this FSP effective for the interim period ending March 31, 2009 and utilized the FSP’s guidance to recognize liabilities assumed in relation to the Merger.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance to assist in determining the fair value of financial instruments when the volume of market based transactions has significantly decreased. Additionally, the FSP provides guidance in determining whether or not current market transactions of financial instruments were conducted in an orderly fashion. This FSP does not change the objective of SFAS No. 157 in which fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, that this pronouncement will have on the consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt, but does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, that this pronouncement will have on the consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, that this pronouncement will have on the consolidated financial statements.

Note 2 – Merger Accounting

On November 13, 2008 Graystone and the Company announced their decision to enter into an agreement of merger which has become effective prior to the start of business on March 31, 2009. The merger has been accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of Statement of Financial Accounting Standard No. 141 (Revised) Business Combinations, which has been adopted by Tower and Graystone effective January 1, 2009. For accounting purposes, Graystone is considered to be acquiring Tower in this transaction with the surviving legal entity operating under the Tower Bancorp, Inc.’s articles of incorporation. Immediately following the holding company merger, the Company’s wholly-owned subsidiary, The First National Bank of Greencastle, merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, under the name “Graystone Tower Bank.” Graystone Tower Bank is, therefore, the wholly owned subsidiary of Tower Bancorp, Inc. and operate under the prior Graystone Bank charter.

To determine the accounting treatment of the merger, management considered the guidance of paragraph A12 of FAS No. 141R and utilized the following facts in concluding that the transaction would be treated as a reverse merger, with Graystone as the accounting acquirer:

•

The roles of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Credit Officer, and General Counsel of the post-combination entity have been assumed by current executives of Graystone.

•

Upon the effective date of the Merger, the Tower Board of Directors consists of twenty members, of which half of the members have been appointed from the historical Tower Board of Directors with the remaining ten directors being appointed from the Graystone Board of Directors.

•

After the closing of the Merger and as a result of the fixed share exchange ratio of .42 shares of Tower common stock for each Graystone common share, the former Graystone shareholders, as a group, hold approximately fifty-four percent of the outstanding shares of Tower stock.

•

Graystone contributed greater than fifty percent of the total assets and tangible equity to the combined entity, while Tower contributed greater than fifty percent of the net income to the combined entity.

The acquisition-date fair value of the consideration transferred by the accounting acquirer (Graystone) for its interest in Tower is based on the number of equity interests Graystone had to issue (measured on the transaction closing date) to give the owners of Tower the same percentage equity interest in the combined Tower entity that results from the reverse acquisition. The Company utilized the closing price of Tower’s common stock on March 30, 2009 (since the merger was effective prior to the open of business on March 31, 2009) to determine the fair value of Tower stock to utilize in the purchase price calculation, which was determined to be $24.97. The table below illustrates the calculation of the consideration effectively transferred.

Purchase Price Calculation

Graystone shares outstanding at March 30, 2009	6,523,584
Exchange ratio	0.42

Tower shares issued to Graystone owners (excludes fractional shares)	2,739,811
Tower shares outstanding at March 30, 2009	2,316,823

Total Tower shares at March 30, 2009	5,056,634
Ownership% held by Graystone stockholders	54.18%
Ownership% held by legacy Tower stockholders	45.82%
Theoretical Graystone Shares to be Issued as Consideration
Graystone shares outstanding at March 30, 2009	6,523,584
Ownership% held by Graystone stockholders	54.18%

Theoretical total Graystone shares after consideration paid	12,040,019
Ownership% held by legacy Tower stockholders	45.82%

Theoretical Graystone shares to be issued to Tower as consideration	5,516,435
Fair value of Graystone shares at March 30, 2009 (Tower share price * .42)	$10.49

Fair value of theoretical Graystone shares issued as consideration	57,853
Cash paid for fractional shares	2
Total consideration paid	$57,855

As a result of the Merger, the Company recognized assets acquired and liabilities assumed at their acquisition date fair value as presented below. Note that the fair value adjustments made to the balances of securities available for sale, loans, premises, deferred taxes, deposits, borrowings, and other liabilities are preliminary in nature and are subject to change as the Company obtains further data to complete valuations based on information present at the closing date.

Total Purchase Price		$57,855
Net Assets Acquired:
Cash	$9,017
Securities available for sale	58,256
Restricted investments	5,210
Loans	418,627
Accrued interest receivable	1,786
Premises and equipment	24,835
Core deposit intangible	3,899
Deferred tax asset	390
Other assets	13,194
Deposits	(410,203)
Borrowings	(69,601)
Accrued interest payable	(698)
Other liabilities	(5,546)

		49,166

Goodwill resulting from merger		$8,689

The goodwill generated by the Merger consists of synergies and increased economies of scale such as the ability to offer more diverse and more profitable products, added diversity to the branch system to achieve lower cost deposits, an increased legal lending limit, etc. Management expects that no goodwill recognized as a result of the Merger will be deductible for income tax purposes. Since the combined entity will operate as a single business unit, there is no segment impact of the Merger.

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $426,177. The table below illustrates the fair value adjustments made to the amortized costs basis in order to present a fair value of the loans acquired.

Gross amortized costs basis at March 30, 2009	$426,177
Market rate adjustment	1,323
Credit fair value adjustment on pools of homogeneous loans	(4,044)
Credit fair value adjustment on distressed loans	(4,829)

Fair value of purchased loans at March 30, 2009	$418,627

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans was derived in accordance with Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer” and represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

Note 3 – Securities Available for Sale

The amortized cost of securities and their approximate fair values at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$14,567	$51	$—	$14,618
U.S. Government agencies	11,952	109	—	12,061
Corporate bonds	2,588	—	—	2,588
Equity securities	11,250	—	—	11,250
Municipal bonds – taxable	13,224	—	—	13,224
Mortgage-backed securities	9,055	—	—	9,055

	$62,636	$160	$—	$62,796

	December 31, 2008
Municipal bonds	$1,279	$20	$—	$1,299
U.S. Government agencies	18,402	203	—	18,605

	$19,681	$$223	$—	$19,904

The amortized cost and fair value of debt securities as of March 31, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,124	$11,213	$14,097	$14,258
Due after one year through five years	10,194	10,265	5,459	5,520
Due after five years through ten years	5,419	5,419	—	—
Due after ten years	24,649	24,649	125	126

	$51,386	$51,546	$19,681	$19,904

Included with the Company’s securities available for sale are pledged securities with a fair market value of $30,958 and $19,904 at March 31, 2009 and December 30, 2008, respectively. The securities were pledged to secure public deposits and securities sold under agreements to repurchase.

At March 31, 2009 and December 31, 2008, the Company held securities with net unrealized gains totaling $160 and $223, respectively. At March 31, 2009 and December 31, 2008, management had not identified any securities with an unrealized loss that it intends to sell. As management has the ability and intent to hold these securities until maturity or recovery, or for the foreseeable future and no unrealized losses are deemed to be other-than-temporary. At March 31, 2009 and December 31, 2008, no securities were in an unrealized loss position for twelve months or longer.

Note 4 - Loans

The following table presents a summary of the loan portfolio at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Commercial	$694,008	$508,744
Consumer & other	92,626	54,084
Mortgage	216,235	5,123

Total Loans	1,002,869	567,951
Deferred costs (fees)	(247)	(229)
Allowance for loan losses	(7,761)	(6,017)

Net Loans	$994,861	$561,705

The following table presents the components of the allowance for credit losses as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Allowance for loan losses	$7,761	$6,017
Credit fair value adjustment on purchased loans	8,873	—

Allowance for credit losses	$16,634	$6,017

The following table presents non-performing assets as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Non-accrual loans	$3,596	$1,366
Accruing loans greater than 90 days past due	998	104
Other real estate owned	674	—

Total Non-performing Assets	$5,268	$1,470

The Bank grants the majority of its loans to borrowers throughout central Pennsylvania and northern Maryland. Although the Bank has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is influenced by the region’s economy.

The Company serviced $156,447 and $112,871 of participation loans for unrelated parties at March 31, 2009 and December 31, 2008, respectively.

The Company sold $24,265 and $7,911 of residential mortgage loans into the secondary market during the three months ended March 31, 2009 and 2008, respectively. A gain of $267 and $116 was recognized on the sale of these loans for the three month periods ended March 31, 2009 and 2008, respectively.

Note 5 - Premises and Equipment

The components of premises and equipment at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Land	$6,847	$—
Building	14,369	—
Leasehold improvements	3,313	3,028
Furniture, fixtures and equipment	5,699	2,492
Other	1,180	495

	31,408	6,015
Accumulated depreciation and amortization	(1,678)	(1,469)

	$29,730	$4,546

Depreciation and amortization expense was $209 and $177 for the three month periods ended March 31, 2009 and 2008, respectively, and is included in occupancy and equipment in the consolidated statement of operations.

Note 6 - Deposits

The following is a summary of deposits at March 31, 2009 and December 31, 2008:

	March 31, 2009 Amount	December 31, 2008 Amount
Non-interest bearing transaction accounts	$89,961	$42,466
Interest checking accounts	21,147	19,060
Money market accounts	391,635	120,625
Savings accounts	102,085	49,310
Time deposits of $100,000 or greater	295,503	207,935
Time deposits, other	107,921	86,074

Total	$1,008,252	$525,470

Brokered deposits totaled $52,685 and $63,603 at March 31, 2009 and December 31, 2008, respectively.

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company had securities sold under agreements to repurchase of $9,698 and $8,384 at March 31, 2009 and December 31, 2008, respectively. The blended rate on these borrowings was 0.60% and 1.70% at March 31, 2009 and December 31, 2008, respectively, and the borrowings mature in one-day periods. The borrowings are secured by U.S. Government Agency securities and municipal bonds.

Note 8 – Debt

The Bank has a maximum borrowing capacity under an agreement with the Federal Home Loan Bank (“FHLB”) of approximately $343,236 at March 31, 2009. The available amount of borrowing capacity was approximately $282,386 and the total outstanding borrowings equaled $60,850, which have a maturity greater than one year and are, therefore, classified as long-term debt at March 31, 2009. The average interest rate on FHLB borrowings at March 31, 2009 equaled 3.90%. The total outstanding borrowings at December 31, 2008 equaled $39,000, of which, $29,000 have a stated maturity greater than one year and are, therefore, classified as long-term debt at December 31, 2008. The remaining $10,000 in FHLB borrowings are classified as short-term borrowings at December 31, 2008 as they matured within one year.

The Company has four lines of credit with other financial institutions with the following terms:

Balance at March 31, 2009	Balance at December 31, 2008	Maximum Capacity	Interest Rate	Maturity
$4,714	$4,614	$9,500	LIBOR plus 275bps	May 31, 2009
1,900	—	1,900	Prime minus 100bps; Floor of 4%	On Demand
1,450	—	5,000	Prime minus 100bps	May 31, 2009
3,000	—	3,000	Prime minus 50bps	On Demand

$11,064	$4,614	$19,400

Federal funds are reported on a gross basis. Federal funds sold are stated as assets and federal funds purchased are stated as liabilities. Federal funds purchased are considered short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. Generally, federal funds are purchased or sold for one day periods and bear interest based upon the daily federal funds rate. The Company did not have any federal funds purchased at March 31, 2009 or December 31, 2008.

Note 9 – Net Income (Loss) Per Share

The Company’s basic net income (loss) per share is calculated as net income (loss) divided by the weighted average number of shares outstanding. For diluted net income (loss) per share, net income (loss) is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Company’s common stock equivalents consist solely of outstanding stock options and restricted stock.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income (loss) per share follows:

	March 31, 2009	March 31, 2008
Weighted average shares outstanding (basic)	$2,765,717	$2,733,487
Impact of common stock equivalents	—	—

Weighted average shares outstanding (diluted)	$2,765,717	$2,733,487

Common stock equivalents excluded from earnings per share
as their effect would have been anti-dilutive	117,103	—

Note 10 - Related Party Transactions

The Company has had, and may be expected to have in the future, transactions in the ordinary course of business with executive officers and directors and their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. All loans to executive officers and directors or their related interests are submitted to the Board of Directors for approval. The aggregate dollar amount of these loans was $42,463 at March 31, 2009 and $37,129 at December 31, 2008.

The Company has entered into employment or change of control agreements with several executive officers. The agreements include minimum annual salary commitments and/or change of control provisions. Upon termination, resignation or change in control of the Company, these individuals may receive monetary compensation as set forth in the agreements.

Note 11 - Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The outstanding financial instruments represent credit risk in the following amounts at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Commitments to grant loans	$51,375	$13,274
Unfunded commitments under lines of credit	231,002	163,288
Letters of credit	23,130	17,577

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2009 and December 31, 2008 for guarantees under standby letters of credit issued is not material to the unaudited consolidated financial statements.

Note 12 - Stock-Based Compensation

During 2006, the shareholders of Graystone approved the 2006 Restricted Stock Plan (the “2006 Plan”), as amended, that provides for the issuance of up to 375,000 shares of restricted stock awards subject to a three year vesting period to key employees and directors of Graystone. The recipient shall receive all dividends or other distributions and shall have the right to vote with respect to issued but unvested shares. On March 31, 2009, as a result of the Merger, the Company has adopted the provisions of this plan. As of March 31, 2009, the Company has issued all of the available awards under the plan and all of the awards are completely vested as a result of the vesting acceleration in association with the Merger.

The Company recognized $295 and $95 of compensation expense during the three month periods ended March 31, 2009 and 2008, respectively, related to the vesting of the restricted stock awards in accordance with SFAS No. 123(R).

In May 2007, the shareholders of the Graystone approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the Plan, Graystone may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and deferred stock for up to 600,000 shares (shares reflect the 3-for-2 stock split paid September 30, 2007) of Graystone’s common stock. On March 31, 2009, as a result of the Merger, the Company has adopted the provisions of this plan.

The following table summarizes the outstanding stock options under the Company’s 2007 Plan at March 31, 2009 and December 31, 2008:

			Expiration Date	Options Vested		Unearned Compensation (in 000’s)
Date of Issuance	Options Issued	Exercise Price		March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
June 26, 2007	26,145	$22.22	June 26, 2017	26,145	8,715	$—	$42
January 22, 2008	1,050	$30.96	January 22, 2018	1,050	350	—	3
July 17, 2008	56,700	$30.96	July 17, 2018	56,700	—	—	416

	83,895			83,895	9,065	$—	$461

The stock options vest over a three year vesting period and are expensed over the vesting period. No stock options have been exercised during the three months ended March 31, 2009. The aggregate intrinsic value of outstanding unvested stock options at December 31, 2008 is $0. Options granted resulted in compensation expense of $549 and $27 for the three month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and in conjunction with the vesting acceleration due to the Merger, a total of 83,895 shares have vested with an intrinsic value of $172. These vested options can be exercised at an average price of $28.24 and have an average remaining life of approximately 9 years. The fair values of the options awarded under the Plan are estimated on the date of grant using the Black-Scholes valuation methodology. The following table shows the assumptions utilized by Management to value the stock options awarded at the time of original issuance:

Date of Issuance	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Estimated Forfeitures	Expected Life	Issue-Date Fair Value
June 26, 2007	0.00%	22.78%	4.63%	5.00%	6 years	$3.13
January 22, 2008	0.00%	25.89%	2.77%	5.00%	6 years	$4.07
July 17, 2008	0.00%	23.64%	3.43%	3.00%	6.5 years	$4.24
July 17, 2008	0.00%	23.64%	3.43%	1.00%	6.5 years	$4.24

The dividend yield assumption is based on Graystone’s history and expectation of dividend payouts. The expected volatility is based on Graystone’s historical volatility using Graystone’s own stock price. The risk-free rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of the grant. The expected life is based on the SEC “shortcut approach” in Staff Accounting Bulletin (“SAB”) 107.

Upon the closing of the Merger, all of the issued and outstanding stock options originally issued by Graystone converted to options redeemable for Tower common stock. Additionally, all options became fully vested at the time of conversion. As a result and in accordance with U.S. GAAP, the Company revalued the converted options as of the conversion date. The re-valuation of the converted options did not result in any incremental costs to the Company. The table below shows the assumptions utilized by Management to value the converted stock options:

Date of Issuance	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Estimated Forfeitures	Expected Life	Issue-Date Fair Value
June 26, 2007	4.49%	32.17%	2.31%	0.00%	5.75 years	$5.75
January 22, 2008	4.49%	32.17%	2.31%	0.00%	5.75 years	$3.70
July 17, 2008	4.49%	32.17%	2.31%	0.00%	6.25 years	$3.80

The dividend yield assumption is based on Tower’s history and expectation of dividend payouts. The expected volatility is based on Tower’s historical volatility using Graystone’s own stock price. The risk-free rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of the grant. The expected life is based on the SEC “shortcut approach” in SAB 107.

Note 13 - Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could realize in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective periods and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Bank adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

	March 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$62,796	$5,081	$57,485	$230

Securities available for sale (carried at fair value)

As quoted market prices for the investments in securities available for sale held at the Bank, such as government agency bonds, corporate bonds, municipal bonds, etc, are not readily available, a matrix pricing model is used to value these investments. The matrix pricing model takes into consideration yields/prices of securities with similar characteristics, including credit quality, industry, and maturity to determine a fair value measure.

For equity securities held by the Company, management has determined which securities are traded in active markets versus inactive markets. For those securities traded in active markets, management has recorded the securities at quoted market prices. In cases where the securities are deemed to trade in inactive markets, management has adjusted quoted market prices for factors such as indicative bids received from brokers.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

	March 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,107	$—	$—	$1,107
Loans held for sale	5,228	—	—	5,228
Loans purchased	418,627	—	—	418,627
Core deposit intangible asset	3,899	—	—	3,899
Premises and equipment	24,835	—	—	24,835
Time deposits	160,806	—	160,806	—
Borrowings	69,601	—	69,601	—

	$684,103	$—	$230,407	$453,696

Impaired loans

Loans included in the preceding table are those that are accounted for under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less valuation allowances as determined under SFAS 114. The impaired loans at March 31, 2009 have a balance of $1,705 with a related specific valuation allowance of $598. During the first quarter of 2009, the Company wrote off $621 of impaired loans.

Loans purchased

In conjunction with the Merger, the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. A credit adjustment on distressed loans was derived in accordance with Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer” and represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

Core deposit intangible

The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding such as brokered deposits from market sources. Management utilized an income valuation approach to present value the estimated future cash savings in order to determine the fair value of the intangible asset.

Premises and equipment

Premises (i.e. land, building, and equipment) acquired through the Merger has been assigned an acquisition date fair value through the use of independent appraisals and internal discounted cash flow models. Both approaches utilized an income based valuation approach to determine the fair value for the premises based on the highest and best use concept within SFAS 157. The fair value of the equipment acquired was determined to approximate the amortized cost at the date of acquisition.

Time deposits

Time deposits acquired through the Merger have been recorded at their acquisition date fair value. In order to derive the fair value, management adjusted the amortized cost basis of the deposits to reflect the current interest rates paid on time deposits at the time of acquisition. The fair value adjustment reflects the movement in interest rates from inception of the deposit to the acquisition date.

Borrowings

Borrowings assumed through the Merger represent debt instruments of the acquiree. The fair value adjustment to the carrying value of the borrowings at the date of acquisition represents the movement in interest rates from the inception of the individual borrowings to the acquisition date.

Note 14 – Federal Home Loan Bank Stock

As of March 31, 2009 and December 31, 2008, the Company had a restricted investment in the Federal Home Loan Bank of Pittsburgh “(FHLB)” of $6,124 and $2,018, respectively. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates its restricted investments for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB as of March 31, 2009.

Note 15 – Subsequent Events

In April 2009, the Company signed an agreement to sell its credit card portfolio for approximately $1.0 million resulting in a premium of 14.5%. The final settlement of the transaction is not expected to occur until the third quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the changes in the consolidated results of operations, financial condition, and cash flows of Tower Bancorp, Inc. and its subsidiary is set forth below for the periods indicated. Unless the context requires otherwise, the terms “Tower,” “we,” “us,” and “our” refer to Tower Bancorp, Inc. and its wholly-owned subsidiary, Graystone Tower Bank. Through Graystone Tower Bank, we provide banking and banking related services to our customers within our principal market areas consisting of Cumberland, Centre, Dauphin, Franklin, Fulton, Lancaster, Lebanon, and York Counties of Pennsylvania and Washington County, Maryland. The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of Tower’s financial condition, changes in financial condition, and results of operations, should be read in conjunction with the consolidated financial statements, notes, and other information contained in this report.

FORWARD-LOOKING STATEMENTS

We have made, and may continue to make, certain forward-looking statements in this Report, including information incorporated by reference in this Report. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “target,” “intend” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of Tower and our subsidiaries. These forward-looking statements are subject to various assumptions, risks, uncertainties and other factors including, but not limited to, the risk factors discussed in this Report under Item 1A. “Risk Factors,” as well as the following: market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; capital and liquidity strategies and other financial and business matters for future periods.

Because of the possibility of changes in these assumptions, actual results could differ materially from those contained in any forward-looking statements. We encourage readers of this Report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements are qualified in their entirety by the risk factors and cautionary statements contained in this Report and speak only as of the date they are made. We do not undertake any obligation to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.

Availability of Information

Our web-site address is www.towerbancorp.com. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web-site address in this Quarterly Report on Form 10-Q as an inactive textual reference only.

Merger and Acquisitions

Merger of Tower Bancorp, Inc. and Graystone Financial Corp.

On March 31, 2009, Tower Bancorp, Inc. completed the merger with Graystone Financial Corp., (“Graystone”) in an all stock transaction valued at approximately $57.9 million. The merger, while considered a merger of equals, is accounted for as a reverse acquisition by Graystone Financial Corp. of Tower Bancorp, Inc. using the acquisition method of accounting and, accordingly, the assets and liabilities of Tower Bancorp, Inc. have been recorded at their respective fair values on the date the merger was completed. Furthermore, the historical financial information included in Tower’s consolidated financial statements and related footnotes as reported in this Form 10-Q is that of Graystone Financial Corp. The merger was effected by the issuance of shares of Tower Bancorp, Inc. common stock to Graystone shareholders. Each share of Graystone common stock was exchanged for 0.42 shares of Tower common stock, with any fractional shares as a result of the exchange, paid to Graystone shareholders in cash based on $19.78 per share of Tower common stock.

Pursuant to the Agreement and Plan of Merger, Tower Bancorp, Inc. is the surviving bank holding company and its wholly-owned subsidiary, The First National Bank of Greencastle, merged with and into Graystone’s wholly owned subsidiary, Graystone Bank, with Graystone Bank as the surviving institution, under the name “Graystone Tower Bank” (the “Bank”). The Bank operates as the sole subsidiary of Tower Bancorp, Inc. through two divisions – “Graystone Bank, a division of Graystone Tower Bank”, consisting of the former Graystone Bank branches, and “Tower Bank, a division of Graystone Tower Bank,” consisting of the former branches of The First National Bank of Greencastle.

The merger deepened Tower’s foundation in central Pennsylvania with expansion into Cumberland, Centre, Dauphin, Lancaster, Lebanon, and York Counties of Pennsylvania. As a result, the Bank now serves nine counties in Central Pennsylvania and one county in Maryland. Our operating philosophy will continue to be a community-oriented financial services company with a strong customer focus. We believe the merger will enhance our business opportunities due to the Bank having a greater market share, market presence and the ability to offer more diverse and more profitable products, as well as a broader based and geographically diversified branch system to enhance deposit collection and the funding costs, and a higher legal lending limit to originate larger and more profitable commercial loans. We also believe that the merger of the two banks into one surviving bank, Graystone Tower Bank, will provide greater efficiency, customer service, and product delivery than what would be achieved operating under a multi-bank holding company structure.

Results of Operations

Summary of Financial Results

The merger of Tower Bancorp, Inc. and Graystone Financial Corp. on March 31, 2009 has had a significant impact on our results of operations for the first quarter of 2009. The operating results reported herein include a full quarter of results for the former Graystone, but only the operating results on the day of March 31, 2009 for the historical Tower, representing the period after consummation of the merger which was effective before the opening of business on March 31, 2009. The first quarter results for 2009 also include nonrecurring pre-tax merger expenses of approximately $1.3 million incurred by Graystone as the accounting acquirer in the merger. Under SFAS No. 141(R), these merger expenses are reflected in the statement of operations in the period in which the expenses are incurred. In addition, the prior year period and all historical information provided herein represents the results of Graystone as the accounting acquirer in the merger. Consequently, comparisons to the same period in 2008 may not be particularly meaningful.

We recognized an after-tax net loss of approximately $1.9 million or ($0.68) per share in the first quarter of 2009, compared to net income of $523 thousand or $0.19 in the first quarter of 2008. The decrease in net income was primarily the result of an increase in the amount of provision for loan losses of approximately $1.6 million and the recognition of nonrecurring merger related expenses of approximately $1.3 million, which were partially offset by increases in non-interest income of approximately $308 thousand, and an increase in the amount of income tax benefit of $542 thousand compared to the same period in the prior year. Net interest income before loan loss provision increased by $935 thousand during the first quarter of 2009 compared to the same period in the prior year. The increase in net interest income was driven by continued strong growth in net interest-earning assets. The net interest spread improved 8 basis points; however, the effect of this growth considering the ratio of growth between interest earning assets and interest earning liabilities had a negative impact of 19 basis points on the net interest margin. Non-interest income increased by approximately $308 thousand primarily due to increased bank service charges, commissions, fees, and gains related to the sale of mortgage loans originated for sale. Non-interest expenses, excluding nonrecurring merger related expenses, increased approximately $1.3 million primarily due to increases in compensation costs, lease and occupancy costs, and other operating expenses. Other operating expenses include additional amounts for federal deposit insurance premiums and state bank shares tax.

We experienced continued asset growth during the first three months of 2009. At March 31, 2009, our assets totaled approximately $1.2 billion compared to $641.3 million at December 31, 2008. The increase includes $522.5 million of assets received in connection with the merger on March 31, 2009. The purchased assets were recorded at fair value on the merger date in accordance with relevant U.S. GAAP (GAAP). Excluding the assets received in the merger, our total assets grew by approximately $49.2 million or 30.7% on an annualized basis between December 31, 2008 and March 31, 2009.

Net Interest Income

Our major source of operating revenues is net interest income, which increased $935 thousand or 27.2% to approximately $4.4 million for the first quarter of 2009, as compared to approximately $3.5 million for the same period in 2008. The $935 thousand increase in net interest income includes $21 thousand as a result of the net contribution from interest-earning assets and interest-earning liabilities acquired in the merger on March 31, 2009.

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we are also committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue. Net interest income as a percentage of net interest income plus noninterest income was 82.2% for the quarter ended March 31, 2009, compared to 84.3% for the quarter ended March 31, 2008.

Net interest income is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of non-performing loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, and the levels of noninterest-bearing demand deposits and equity capital.

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We do not rely on brokered deposits to fund asset growth as demonstrated by the limited use of brokered deposits, which represent less than 5.2% of total deposits, on our consolidated balance sheet at March 31, 2009. In connection with our continued growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended March 31, 2009 as compared to the same period in 2008. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a 34% Federal tax rate. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Interest-earning assets:
Federal funds sold	$13,918	$6	0.17%	$12,263	$87	2.85%
Investment securities	19,287	135	2.80%	30,249	325	4.30%
Loans	585,807	8,288	5.74%	410,767	7,001	6.85%

Total interest-earning assets	619,012	8,429	5.52%	453,279	7,413	6.58%

Other assets	30,349			16,413
Total assets	$649,361			$469,692

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$230,749	1,347	2.37%	98,634	672	2.74%
Time deposits	267,702	2,416	3.66%	242,302	2,968	4.93%
Borrowings	46,219	286	2.51%	44,020	328	3.00%

Total interest-bearing liabilities	544,670	4,049	3.01%	384,956	3,968	4.15%

Demand deposits	44,113			26,613
Other liabilities	6,056			5,233
Stockholders’ equity	54,522			52,890

Total liabilities and stockholders’ equity	$649,361			$469,692

Net interest spread			2.51%			2.43%
Net interest income and interest rate margin FTE		4,380	2.87%		3,445	3.06%

Tax equivalent adjustment		(6)			(6)

Net interest income		$4,374			$3,439

Ratio of average interest-earning assets to average interest-bearing liabilities	113.6%			117.7%

Additional information

Average loan balances include non-accrual loans.

Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended March 31, 2009 vs. March 31, 2008 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income
Federal funds sold	$100	$(181)	$(81)
Investment securities	(97)	(93)	(190)
Loans	9,804	(8,517)	1,287

Total interest income	9,808	(8,792)	1,016

Interest expense
Interest-bearing non-maturity deposits	1,506	(831)	675
Time deposits	2,216	(2,768)	(552)
Borrowings	125	(167)	(42)
Total interest expense	3,847	(3,766)	81

Net interest income	$5,961	$(5,026)	$935

Interest income increased approximately $1.0 million, or 13.7%. This increase was caused by approximately $165.7 million or 36.6% increase in the average balance of interest-earning assets, which resulted in approximately $9.8 million increase to interest income. This increase was partially offset by a 106 basis point reduction in average rates that resulted in a reduction of interest income of approximately $8.8 million. Currently, we are committed to improving the average rate on loans through the use of interest rate floors, where possible, in our existing and new variable rate commercial loan portfolios.

Average yields on loans decreased 111 basis points or 16.2%, from 6.85% during the first quarter of 2008 to 5.74% during the first quarter of 2009. The decrease is reflective of the reduced interest rate environment from March 31, 2008 to March 31, 2009, in which the Federal Reserve reduced the intended federal funds rate by a range of 200-225 basis points from 2.25% at March 31, 2008 to 0%-.25% at March 31, 2009. This rate decrease, resultantly, placed downward pressure on the prime rate and all other lending rates, further adding to the reduced interest rate environment. Average yields did not decrease as severely as the reduction in the aforementioned rates since fixed rate loans, which represent approximately 50% of total loans held prior to the merger on March 31, 2009, do not immediately reprice when short-term rates declined.

Interest expense increased $81 thousand, or 2.0% during the first quarter of 2009 compared to the same period in 2008. This increase was caused by approximately $159.7 million or 41.5% increase in the average balance of interest-bearing liabilities, which resulted in approximately $3.9 million increase to interest expense. This increase was predominately offset by a 114 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $3.8 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts, time deposits, and borrowings.

In future periods, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, and the continued repricing of our time deposit portfolio into lower rate products. Any significant changes such as rapid movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future.

Tower manages its risk associated with changes in interest rates through the techniques described in the “Market Risk” section of Management’s Discussion and Analysis.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses is the expense necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of probable losses in the loan portfolio. Our provision for loan loss is based upon management’s continuous review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

The following table presents the activity in Tower’s allowance for loan losses:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$6,017	$4,148
Provision expense	2,366	750
Charge-offs	622	—
Recoveries	—	—
Net charge-offs	622	—

Balance at end of period	$7,761	$4,898

We continue to operate in a challenging economic environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration a $3.1 million increase in non-performing loans to 0.46% of total loans as compared to 0.26% of total loans at December, 2008. In connection with the merger, we purchased $3.4 million in non-performing loans at March 31, 2009. Excluding purchased loans in the Merger, our non-performing loans decreased approximately $300 thousand from December 31, 2008 to March 31, 2009. The provision for loan losses for the three months ended March 31, 2009 totaled approximately $2.4 million, an increase of approximately $1.6 million compared to the same period in 2008. The loan charge-offs during the first three months of 2009 consisted of 7 loans totaling $622 thousand. These charge-offs included $525 thousand of commercial loans and $97 thousand of consumer loans. Our allowance for loan loss as a percentage of loans was 0.77% at March 31, 2009, compared to 1.16% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans. As a result, our allowance for credit losses, which included our allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.65% at March 31, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

An adjustment was made to reflect the elimination of the acquired company’s allowance for loan loss required by applying purchase accounting under FAS 141R As a result, the purchased loan portfolio was evaluated based on risk characteristics and other credit and market data by loan type to determine a credit risk component to the fair value of loans purchased. The purchased loan balance was reduced by the aggregate amount of the credit component in determining the fair market value of loans purchased. The credit component does not account for purchased loans that are deemed to be impaired under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses the accounting for the differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans, including those acquired in a business combination, if those differences are attributable, at least in part, to credit quality considerations and a credit quality fair value adjustment. We evaluated the purchased loan portfolio and identified 36 loans that met the criteria under SOP 03-3. Accordingly, these loans were written down at the date of the merger to the amount of cash flows that are expected to be collected on each of these loans.

Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at March 31, 2009. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at March 31, 2009. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

Non-interest income was approximately $948 thousand and $640 thousand for the three-months ended March 31, 2009 and 2008, respectively.

The following table presents the components of non-interest income:

	March 31,	March 31,	Increase (Decrease)
	2009	2008	$	%
Service charges on deposit accounts	$217	$180	$37	20.6%
Other service charges, commissions and fees	157	149	8	5.4%
Gain on sale of mortgage loans originated for sale	267	116	151	130.2%
Gain on sale of other interest earnings assets	—	120	(120)	(100.0)%
Other income	307	75	232	309.3%

Total non-interest income	$948	$640	$308	48.1%

The $308 thousand or 48.1% increase in total non-interest income is mostly attributable to increases in service charges on deposit accounts, gains on sales of mortgage loans originated for sale, and income recognized on the cash surrender value of bank owned life insurance, which increased $37 thousand, $151 thousand and $165 thousand, respectively. As a result of the merger, the impact of including the additional non-interest income for the day of March 31, 2009 contributed only $22 thousand of the $308 thousand or 7% of the increase in non-interest income.

Non-Interest Expense

Non-interest expense was approximately $5.8 million and $3.2 million for the three-months ended March 31, 2009 and 2008, respectively. Excluding the effects of nonrecurring merger expenses of approximately $1.3 million associated with the consummation of the merger, non-interest expense for the first quarter would have amounted to approximately $4.5 million, up approximately $1.3 million or 40.6% from $3.2 million for the same period in 2008. The $1.3 million increase is mostly attributable to increases in salary and employee benefits, occupancy and equipment expense, professional service expenses, and other operating expenses.

The following table presents the components of non-interest expenses:

	March 31,	March 31,	Increase (Decrease)
	2009	2008	$	%
Salaries and employee benefits	$2,517	$1,948	$569	29.2%
Occupancy and equipment	732	506	226	44.7%
Advertising and promotion	77	67	10	14.9%
Data processing	195	142	53	37.3%
Professional service fees	254	153	101	66.0%
Other operating expenses	693	381	312	81.9%
Merger related expenses	1,306	—	1,306	n/a

Total non-interest expenses	$5,774	$3,197	$2,577	80.6%

Salary and employee benefits increased $569 thousand or 29.2%. Salaries increased by $565 thousand while employee benefits increased by $4 thousand. The increased level of salary expense was driven by personnel costs in connection with our branch expansion into York, Pennsylvania in May 2008, Ephrata, Pennsylvania in July 2008, and State College, Pennsylvania in October 2008. In addition, we added a commercial lending team in Lebanon, Pennsylvania during 2008, deepened the back office operations staffing to support growth, and incurred general merit increases for all eligible employees between March 31, 2008 and March 31, 2009. Average full-time equivalent employees, excluding employees added as a result of the merger, increased from 105 at March 31, 2008 to 125 at March 31, 2009.

Occupancy and equipment expense increased $226 thousand or 44.7%. The increase was predominately related to building and lease expense related to the addition of three branch offices during 2008. These branch offices have grown rapidly in less than one year, with an average of $37.9 million in total deposits per office at March 31, 2009.

Professional service expenses increased $101 thousand or 66.0%. The increase is directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank between March 31, 2008 and March 31, 2009.

Other operating expenses increased $312 thousand or 81.9%. The increase was primarily due to higher Federal Deposit Insurance Corporation (FDIC) insurance premiums in the amount of $120 thousand, Pennsylvania bank shares tax of $30 thousand, with the remainder of the increase relating to insurance, travel, directors fees, state tax assessments, and other miscellaneous expenses.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At March 31, 2009, we had approximately $1.0 billion in FDIC-insured deposits.

The FDIC has also issued an interim rule which includes a special assessment in deposit premiums to all FDIC-insured banks based on deposit balances as of June 30, 2009. As such, FDIC-insured institutions subject to the special assessment will accrue the liability in their second quarter results (i.e. the quarter ending June 30, 2009 for calendar year end companies). Furthermore, the FDIC has the authority, after June 30, 2009, to impose additional emergency assessments on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that is believes would adversely affect public confidence or a level which would be close to zero or negative at the end of a calendar quarter. At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our future earnings.

Nonrecurring merger related expenses totaled approximately $1.3 million for the three months ended March 31, 2009. Such obligations and costs include fees related to professional services provided in connection with the merger as well as certain employee benefit expenses recognized as a result of the merger. Under FAS 141R, which was adopted by Tower on January 1, 2009, merger related expenses incurred by the accounting acquirer are recognized as expense in the statement of operations.

The impact of including the additional non-interest expense for the day of March 31, 2009 as a result of the merger was less than 1.0% of the increase in non-interest expense, and therefore not significant to the results of the first quarter of 2009 compared to the same period in the prior year.

In connection with the merger, we have identified certain operating cost savings where we will be able eliminate redundancies in various operational functions including system and personnel costs. During the second quarter of 2009, we plan to convert the existing systems of the former separate bank subsidiaries to one core operating system which will result in savings relating to data processing and other operational costs.

Income Tax Benefit

Income tax benefit was $933 thousand and $391 thousand for the three months ended March 31, 2009 and 2008, respectively. Tower’s effective tax rate for the first quarter of 2009 was (33.1%) benefit. The effective tax rate was negatively impacted by the non-deductibility of certain nonrecurring merger expenses, but slightly more positively impacted by tax free income generated by the purchase of bank owned life insurance and earnings from tax-exempt securities. For the three months ended March 31, 2008, we released $437 thousand of its deferred tax asset valuation allowance. Excluding the benefit associated with the release of the deferred tax asset valuation allowance, Tower’s effective tax rate was 34.8% for the three months ended March 31, 2008. The statutory tax rate for both periods was 34.0%.

Financial Condition

Total Assets

Total assets increased by $571.6 million, or 89.1%, to $1.2 billion at March 31, 2009 as compared to $641.3 million at December 31, 2008. The increase includes $522.5 million of assets received in connection with the merger on March 31, 2009. Excluding the assets received in the merger, our total assets grew by approximately $49.2 million or 30.7% on an annualized basis between December 31, 2008 and March 31, 2009.

Loans, net

Our gross loan balance grew by $436.9 million, or 76.5%, to $1.0 billion during the first three months of 2009. The increase includes $418.6 million of loans purchased in the merger on March 31, 2009. Excluding the fair value of loans purchased in the merger, our total gross loans grew by approximately $18.3 million or 12.9% on an annualized basis between December 31, 2008 and March 31, 2009.

This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our primary market areas. See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at March 31, 2009 and the changes from December 31, 2008:

	March 31,	December 31,	Increase/(Decrease)
	2009	2008	$	%
Commercial	$694,794	$508,744	$186,050	36.6%
Consumer & other	91,840	54,084	37,756	69.8%
Mortgage	216,235	5,123	211,112	4120.9%

Total Loans	1,002,869	567,951	434,918	76.6%
Deferred costs (fees)	(247)	(229)	(18)	7.9%
Allowance for loan losses	(7,761)	(6,017)	(1,744)	29.0%

Net Loans	$994,861	$561,705	$433,156	77.1%

The increase in mortgage loans of $211.1 million between December 31, 2008 and March 31, 2009 is predominately mortgage loans acquired in the merger. The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 69.2% and 89.6% of total loans at March 31, 2009 and December 31, 2008, respectively. In addition, we have sold $100.4 million in loan participations without recourse to unaffiliated banks through March 31, 2009, where we maintain the servicing rights with these relationships. We have not purchased any loans from other banks during the periods presented. Tower expects continued loan growth during the remainder of 2009, as we focus on serving the credit needs of our market areas, while exercising prudent underwriting standards considering the economic uncertainties that are expected to continue. However, due to deteriorating economic conditions and continued recession resulting in lower levels of loan demand, we expect that loan growth may be slower than historically experienced.

The table below set forth, for the periods indicated, information with respect to Tower’s non-accrual loans, accruing loans greater than 90 days past due, total nonperforming loans, other real estate owned, total nonperforming assets, and selected asset quality ratios. The accounting estimates for loan losses are subject to changing economic conditions.

	March 31, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$3,596	$1,366
Accruing loans greater than 90 days past due	998	104

Total non-performing loans	4,594	1,470
Other real estate owned	674	—

Total non-performing assets	$5,268	$1,470
Allowance for loan losses	$7,761	$6,017
Credit fair value adjustment on loans purchased	8,873	—

Allowance for credit losses	$16,634	$6,017
Non-performing assets to total assets	0.43%	0.23%
Non-performing loans to period end loans	0.46%	0.26%
Allowance for loan losses to period end loans	0.77%	1.06%
Allowance for credit losses to period end loans	1.65%	1.06%
Allowance for loan losses to non-performing loans	168.94%	409.32%
Allowance for credit losses to non-performing loans	362.08%	409.32%

At March 31, 2009, the non-accrual loans consisted of $3.6 million compared to $1.4 million at December 31, 2008. The increase of $2.2 million in non-accrual loans included $2.5 million of non-accrual loans purchased in the merger, offset by a decrease of $300 thousand in our non-accrual loans. Of the $3.6 million of non-accrual loans at March 31, 2009, $2.1 million or 57.0% related to commercial real estate loans, $423 thousand or 11.8% to commercial and industrial loans, and $1.1 million or 30.6% to mortgage loans. Of these non-performing loans, a total of $1,705, or 47.4%, have been determined to be impaired at March 31, 2009 and, as a result, management has assigned a $598 valuation allowance for these impaired loans. Tower’s Loan Committee and Management has performed a detailed review of the nonperforming loans and of their related collateral and believe the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. Overall, asset quality, as measured in terms of nonperforming assets to total assets, coverage ratios and nonperforming assets to stockholders’ equity, remains strong.

Securities Available for Sale

At March 31, 2009, total available for sale securities were $62.8 million, an increase of $42.9 million from total available for sale securities of $19.9 million at December 31, 2008. The securities available for sale portfolio at December 31, 2008 consisted entirely of U.S. Government agency securities and municipal bonds of $19.9 million, of which $6.5 million matured during the first quarter of 2009. As a result of the merger, we acquired available for sale securities with a fair value balance of $49.4 million that we held at March 31, 2009. These securities included $38.1 million of primarily debt securities owned by the Bank and $11.3 million of equities owned by the holding company, most of which are investments in the common stock of banks, bank holding companies and financial institutions. Available for sale securities are accounted for at fair value.

Subsequent to March 31, 2009, we have begun to liquidate the equity portfolio held at the holding company. Many of the equity securities held in the portfolio are financial institutions that are highly illiquid due to the nature of the institution and the manner in which shares are offered into the market. The illiquid securities include private, over-the-counter bulletin board, and other thinly traded stocks. The portfolio includes 131 equity securities and, therefore, we do not believe that we have any significant exposure to any one single issuer. The portfolio was marked to fair value on March 31, 2009 under FASB Statement 157 Fair Value Measurements (FAS 157); however, the guidance in FAS 157 precludes the consideration of the relationship of shares owned to the average daily trading volumes. We do hold certain equity securities where the shares owned are in excess of the average daily trading volume. These securities, if determined to be traded in an active market under FAS 157, shall be measured within Level 1 as the product of the quoted price for the individual instrument times the quantity held. The quoted price shall not be adjusted because of the size of the position relative to trading volume (blockage factor). The use of a blockage factor is prohibited, even if a market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price. We plan to liquidate the portfolio in orderly, but timely, fashion in an attempt to minimize volatility to future earnings. Considering the current volatility in the financial services industry and the fair value determinations made in accordance with FAS 157, we expect to recognize gains and losses through the statement of operations as a result of the difference between the fair value of these securities at March 31, 2009, and the proceeds recognized upon the sale of these securities.

Bank-owned Life Insurance

In July 2008, we purchased a bank-owned life insurance (“BOLI”) policy for $12 million as a means to generate tax-free income and reduce our effective tax rate. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage to Tower. In connection with the merger, we acquired an additional $12.4 million in cash surrender value of BOLI. At March 31, 2009, the total cash surrender value of the BOLI was $23.8 million. The proceeds are used to offset a portion of current and future employee benefit costs.

Deposits

Total deposits at March 31, 2009 were $1.0 billion, an increase of $482.8 million from total deposits of $525.5 million at December 31, 2008. The increase includes $413.4 million of deposits assumed in connection with the merger on March 31, 2009. Excluding the deposits assumed in the merger, our total deposits grew by approximately $69.4 million or 52.8% on an annualized basis between December 31, 2008 and March 31, 2009.

The table below displays the increases in deposits by type at March 31, 2009 as compared to December 31, 2008.

	March 31, 2009		December 31, 2008		Increase/Decrease
	Amount	%	Amount	%	$	%
Non-interest bearing transaction accounts	$89,961	8.9%	$42,466	8.1%	47,495	111.8%
Interest checking accounts	21,147	2.1%	19,060	3.6%	2,087	10.9%
Money market accounts	391,635	38.8%	120,625	23.0%	271,010	224.7%
Savings accounts	102,085	10.1%	49,310	9.4%	52,775	107.0%
Time deposits of $100,000 or greater	295,503	29.3%	207,935	39.6%	87,568	42.1%
Time deposits, other	107,921	10.7%	86,074	16.4%	21,847	25.4%

Total deposits	$1,008,252	100%	$525,470	100%

The most significant increase in deposit type was in money market accounts, which represented 38.8% of total deposits at March 31, 2009 compared to 23.0% of total deposits at December 31, 2008. This increase is the result of management efforts to grow more stable deposits at a lower cost than higher-cost time deposits. The money market accounts include $21.9 million and $11.4 million of brokered money market deposits at March 31, 2009 and December 31, 2008, respectively. Time deposits represent 40.0% of total deposits at March 31, 2009 compared to 56% of total deposits at December 31, 2008. The time deposits include $30.7 million and $52.2 million of brokered certificates of deposit at March 31, 2009 and December 31, 2008, respectively. Overall, total brokered deposits were $52.6 million or approximately 5.2% of our total deposits at March 31, 2009.

The average balances and weighted average rates paid on deposits for the first three months of 2009 and 2008 are presented in the table below:

	March 31, 2009		March 31, 2008		Increase (Decrease) in average balances
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Non-interest bearing transaction accounts	$44,113		$26,613		17,500	65.8%
Interest checking accounts	21,706	0.74%	35,359	2.26%	(13,653)	(38.6)%
Money market accounts	155,244	2.40%	46,887	3.00%	108,357	231.1%
Savings accounts	53,799	2.90%	16,388	3.02%	37,411	228.3%
Time deposits, other	267,702	3.66%	242,302	4.93%	25,400	10.5%

Total	$542,564	3.06%	$367,549	4.29%	175,015

As reflected above, we have decreased the average rate on our total deposits by 123 basis points between the first quarter of 2008 and the first quarter of 2009. Although we operate in a very competitive environment for deposits, we have been able to grow our deposits from an average of $367.5 million to $542.6 million between the first quarter of 2008 and the first quarter of 2009.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased $3.5 million from December 31, 2008 to March 31, 2009. Short-term borrowings consist of four lines of credit with unaffiliated banks of $19.4 million, which had an aggregate outstanding balance of $11.1 million at March 31, 2009. As a result of the merger, we assumed $6.4 million of short-term outstanding borrowings, but we also paid down $9.9 million of short-term borrowings which we held at December 31, 2008. The lines of credit with unaffiliated banks are payable on demand or have short-term maturities. We are using the proceeds from the sale of equity securities to pay down this debt.

Long-term debt increased by $31.9 million from December 31, 2008 to March 31, 2009. At March 31, 2009, long-term debt consisted of $60.9 million in advances from the FHLB that had a maturity of greater than one year. As a result of the merger, we assumed $31.9 million of long-term debt. The total average rate paid on all debt for the first quarter of 2009 was 2.51% compared to an average rate of 3.0% for the same period in 2008.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity increased $56.8 million or 103.6%, from $54.8 million at December 31, 2008 to $111.6 million at March 31, 2009. The increase was due to $57.9 million of equity received in the merger on March 31, 2009, offset by a decrease in our total stockholder’s equity of $1.1 million. The increase of $57.9 million was the addition of approximately $49.2 million in net assets and $8.7 million of goodwill generated as a result of the merger on March 31, 2009. The decrease can be attributed to an increase in accumulated deficit of approximately $1.9 million, offset by an increase in additional paid-in capital of approximately $800 thousand. The increase in additional paid-in capital is the direct result of recognizing compensation expense associated with the vesting of stock compensation.

Tower and its subsidiary bank, Graystone Tower Bank, are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Tower’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2009, Tower and its bank subsidiary met the minimum requirements. In addition, Tower and its bank subsidiary capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

Graystone Tower Bank	March 31, 2009	December 31, 2008	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	11.0%	10.8%	8.0%
Tier I Capital (to Risk Weighted Assets)	10.2%	9.8%	4.0%
Tier I Capital (to Average Assets)	16.3%	9.2%	4.0%

Tower Bancorp, Inc.	March 31, 2009	December 31, 2008	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	10.5%	10.1%	8.0%
Tier I Capital (to Risk Weighted Assets)	9.7%	9.1%	4.0%
Tier I Capital (to Average Assets)	15.5%	8.5%	4.0%

Due to the fact that the merger was completed on March 31, 2009, the Tier 1 Capital (to Average Assets) ratios include the capital received in the merger, but only weight the purchased assets for one day in the calculation of average assets.

Management believes, as of March 31, 2009, that Tower Bancorp, Inc. and Graystone Tower Bank met all capital adequacy requirements to which it is subject.

Our subsidiary bank, Graystone Tower Bank, is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the merger, $24.4 million of accumulated earnings were transferred and reclassified into additional paid-in capital. This amount is available for cash dividends and may be declared and paid in future periods.

In connection with the Emergency Economic Stabilization Act of 2009 and the Troubled Asset Recovery Program (TARP), the U.S. Department of the Treasury (UST) has initiated a Capital Purchase Program. Through this program, qualifying financial institutions are eligible to participate in the sale of senior preferred stock to the UST in an amount not less than 1% of total risk-weighted assets and not more than 3% of total risk-weighted assets. The senior preferred stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% thereafter. The UST would also receive warrants to purchase a number of shares of common stock of the Corporation having an aggregate market value equal to 15% of the senior preferred stock on the date of the investment, subject to certain reductions.

In January 2009, Graystone Financial Corp. received preliminary approval from the U.S. Treasury Department for the placement of up to $17.3 million in senior preferred stock. In March 2009, Graystone Financial Corp. announced that it would not be participating in the U.S. Treasury Department’s Troubled Asset Relief Program Capital Purchase Program. Tower Bancorp, Inc. did not apply to participate in the Capital Purchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Tower’s exposure to market risk principally includes liquidity risk, interest rate risk, and market price risk which are discussed below.

Liquidity Risk

We manage liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. Our liquidity is maintained by managing several variables including, but not limited to:

•	Pricing and dollar amount of core deposit products;

•	Pricing and dollar amount of in-market time deposits;

•	Growth rate of the loan portfolio (including the sale of loans on a participation basis);

•	Purchase and sale of federal funds;

•	Purchase and sale of investment securities;

•	Use of wholesale funding such as brokered deposits; and

•	Use of borrowing capacity at the FHLB.

Management maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to Tower. On a quarterly basis, the Asset Liability Committee (“ALCO”) of the board of directors reviews a comprehensive liquidity analysis along with any changes to the liquidity contingency plan.

As of March 31, 2009, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh of approximately $343.2 million of which approximately $60.9 million was used in the form of borrowings. As of March 31, 2009, we had federal funds lines availability at two correspondent banks totaling $22.5 million. Neither of the two federal funds lines was drawn upon as of March 31, 2009.

We participate in obtaining wholesale funding sources in addition to core demand deposits. As of March 31, 2009, we had CDARS reciprocal deposits as an alternative source of funds in the amount of $20.6 million. We also participate in a brokerage sweep program that provides for the deposit of funds with the benefit of insurance from the FDIC. The balance of this funding as of March 31, 2009 was approximately $22.0 million. We also had $10.0 million of brokered certificates of deposit outstanding as of March 31, 2009. Brokered deposits, exclusive of CDARS reciprocal deposits accounted for approximately 3.2% and 8.5% of total domestic deposits as of March 31, 2009 and December 31, 2008, respectively. Time deposits comprise approximately $403.4 million of our deposit liabilities. At March 31, 2009, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $91.6 million or 9.14% of total deposits. This compares to $42.5 million, or 8.1%, of total deposits, at December 31, 2008.

Tower maintained borrowings of approximately $11.1 million from unaffiliated banks at March 31, 2009.

Management is of the opinion that its liquidity position at March 31, 2009, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Interest Rate Risk

We actively manage our interest rate sensitivity position. Interest rate sensitivity is the matching or mismatching of the repricing and rate structure of the interest-bearing assets and liabilities. Our primary objectives of interest rate risk management are to neutralize adverse impacts to net interest income arising from interest rate movements and to attain sustainable growth in net interest income. The ALCO is primarily responsible for developing and implementing asset liability management strategies in accordance with the Asset and Liability Management Policy and Procedures (the “ALCO Policy”) approved by the board of directors. The ALCO generally meets on a monthly basis and is comprised of members of our senior management team. The Asset Liability Committee of the board of directors meets on a quarterly basis to review the guidelines established by ALCO and the results of our interest rate risk analysis.

We manage interest rate sensitivity by changing the volume, mix, pricing and repricing characteristics of its assets and liabilities. We have not entered into derivative contracts such as interest rate swaps, caps, and floors.

The interest rate characteristics and maturity structure compositions of the loan portfolio at March 31, 2009 are set forth in the tables below.

Interest Rate Characteristic	Percentage of Portfolio
Fixed-rate loans	48.5%
Variable-rate loans	51.5%
Total	100.0%

Maturity Structure	Percentage of Portfolio
One month or less	33.4%
Two to six months	1.4%
Six to twelve months	1.8%
One to two Years	4.5%
Two to three years	5.9%
Three to five years	17.9%
Greater than five years	35.1%
100.0%

As of March 31, 2009, we reported deposit liabilities of approximately $1.0 billion and securities sold under agreements to repurchase of approximately $9.7 million. Comparatively, we reported deposit liabilities of approximately $525.5 million and securities sold under repurchase agreements of approximately $8.4 million at December with the remainder of the growth largely attributable to the merger.

The maturity structure of the time deposit portfolio as of March 31, 2009, is summarized below.

Certificates of Deposit Maturity Structure	Dollars (millions)	Percentage
One months or less	$40.7	10.1%
Over one month through one year	279.9	69.4%
Over one year through two years	35.2	8.7%
Over two years	47.6	11.8%
Total	$403.4	100.0%

We use several tools to assess and measure its interest rate risk including interest rate simulation analysis that is prepared on a quarterly basis. Each analysis is largely dependent on many assumptions and variables with past behaviors that may not prove to be effective predictors of future outcomes. These assumptions are reviewed on at least a quarterly basis.

Gap Analysis. We use gap analysis to compare the relationship of assets that are expected to reprice during a specific time frame (“Rate Sensitive Assets” or “RSA”) as compared to liabilities that are scheduled to reprice during an identical time period (“Rate Sensitive Liabilities” or “RSL”). When the ratio is greater than one, RSA exceed RSL and potentially exposes the bank to a risk of a decline in interest rates by virtue of a larger amount of assets repricing at lower interest rates than rate sensitive liabilities. The converse would be true of a RSA/RSL ratio less than 1.0. While gap analysis can be useful in evaluating the relationship of RSA to RSL, it does not capture other critical interest rate risk variables such as the extent of change that will take place when a RSA or RSL reprices, prepayment considerations, and other factors. Additionally, many asset liability models, including that used by Tower, will treat loans with current rates below contractual floors as non-rate sensitive assets until such time as an interest rate shock is applied that raises loan rates to levels above the contractual floor. Management reports the ratio of Rate Sensitive Assets to Rate Sensitive Liabilities assuming the floor is in place and assuming that the floor has been pierced by rising rates. For purposes of assessing compliance with ALCO Policy, Management compares the ratio of Rate Sensitive Assets to Rate Sensitive Liabilities assuming floors have been exceeded and assets are repricing exclusive of the constraints of loan floors. Under the ALCO Policy, the interest rate simulation report measures the ratio of rate sensitive assets to rate sensitive liabilities at a one-year time frame. The ALCO Policy has established an acceptable relationship of RSA to RSL to a rage of 80% to 120%.

Net Interest Income at Risk. We assess the percentage change in net interest income assuming interest rate shocks (upward and downward) of 100, 200, and 300 basis points. This analysis captures the timing of the repricing of RSA and RSL as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. Under the Asset and Liability Management Policy and Procedures, the interest rate simulation report measures the percentage change in net interest income for one year assuming interest rate shocks of 100, 200, and 300 basis points. The ALCO Policy has established an acceptable negative percentage change in net interest income under 100, 200, and 300 basis point shocks of 20%.

Economic Value of Equity at Risk. We assess the present value of cash inflows of cash, investments, loans, bank-owned life insurance policies, when applicable, netted against the present value of cash outflows from deposits, repurchase agreements, borrowings, and other interest-bearing liabilities, all discounted to a measurement date. This measure is expressed as the percentage change in the present value of such cash flows when interest rates are shocked (upward and downward) at 100, 200, and 300 basis points. Under the Asset and Liability Management Policy and Procedures, the interest rate simulation reports measures the percentage change in economic value of equity at risk assuming interest rate shocks of 100, 200, and 300 basis points. The ALCO Policy has established an acceptable negative percentage change in economic value of equity at risk under 100, 200, and 300 basis point shocks of 20%.

The following table summarizes the interest rate simulation test results as of March 31, 2009.

	Policy	Metric
RSA / RSL up to one year	80% - 120%	108.59%

		Metric
	Policy	Shock Up	Shock Down
Net interest income at risk (one year)
Interest rate shock at 100 basis points	<= 20%	-0.73%	1.71%
Interest rate shock at 200 basis points	<= 20%	1.79%	2.15%
Interest rate shock at 300 basis points	<= 20%	6.01%	0.92%

		Metric
	Policy	Shock Up	Shock Down
Economic value of equity at risk (one year)
Interest rate shock at 100 basis points	<= 20%	-5.53%	8.29%
Interest rate shock at 200 basis points	<= 20%	-7.31%	22.91%
Interest rate shock at 300 basis points	<= 20%	-6.46%	43.44%

Note 1: RSA/RSL calculation assumes loans with floors reprice immediately even when the current rates on such loans are below the floor. To mathematically accomplish this objective, interest rates were assumed to be in an up 300 basis point environment. If variable rate loans with current rates below floors are not assumed to reprice immediately, the RSA/RSL would be approximately 69.4%.

Note 2: Management notes that the results of the interest rate simulation reflect results for the percentage in economic value of equity at risk in excess of policy guidelines for downward interest rate shocks of 200 and 300 basis points. Given the historically low level of current interest rates, Management believes the risk of such reductions in interest rates on the economic value of equity at risk to be minimal.

Except as noted above, the interest rate simulation test results indicate levels of future interest rate risk were within the acceptable parameters per the policies established by the ALCO Policy. Management continues to evaluate strategies to effectively manage the interest rate risk position. Such strategies could include altering the mix of loan and deposits by product, utilizing risk management instruments such as interest rate swaps, caps, and floors, or changing the amount or maturity structure of debt.

Market Price Risk

As of March 31, 2009, the investment portfolio of Tower had a market value of approximately $70.1 million. The investment portfolio of Tower is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, Tower had a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $11.3 million. At the bank level, Graystone Tower Bank had a portfolio with a market value of approximately $58.8 comprised of debt securities summarized below and certain restricted investments related to business relationships with the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh, and other correspondent banks. As of December 31, 2008, Tower had a portfolio with a market value of approximately $22.0 that was held at the bank level. This portfolio was comprised of government agency obligations, municipal obligations and certain restricted investments related to business relationships with the Federal Home Loan Bank of Pittsburgh. The significant growth in the investment portfolio of the bank and holding company are a result of the merger.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on the financial position or results of operations Tower. The table below summarizes the portfolio of Tower as of March 31, 2009. Management notes that the corporate obligations of approximately $2.6 million were sold in April 2009.

	Market Values (in thousands)
	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
Investment Portfolio of Graystone Tower Bank
US. Government Agency Obligations	$10,141	$1,920	$—	$—	$12,061
Mortgage-backed securities	127	3,013	8	5,907	9,055
State and Municipal Obligations	945	3,218	5,411	18,268	27,842
Corporate Obligations	—	2,114	—	474	2,588

Total Market Value of Graystone Tower Bank Portfolio	$11,213	$10,265	$5,419	$24,649	$51,546

Investment Portfolio of Equity Securities					$11,250
Total Investment Securities					$62,796

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of Tower. The Equity Portfolio was acquired as a result of the merger between Tower and Graystone Financial Corp. As of March 31, 2009, the portfolio was comprised of 131 different equity securities of financial institutions. The total asset sizes of the financial institutions ranged from less than $250 million to financial institutions with assets in excess of $15 billion. The financial institutions are geographically diverse with concentrations in the mid-Atlantic and western states. Management established a fair value for the portfolio at the merger date in accordance with FASB Statement 157.

Management notes that Statement 157 precludes the consideration of the relationship of shares owned to the average daily trading volume. Under Statement 157, if the reporting entity holds a position in a single financial instrument (including a block) and the instrument is traded in an active market, the fair value of the position shall be measured within Level 1 as the product of the quoted price for the individual instrument times the quantity held. The quoted price shall not be adjusted because of the size of the position relative to trading volume (blockage factor). The use of a blockage factor is prohibited, even if a market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price. Statement 157 also places heavy reliance on quoted prices and places a burden of proof on management to demonstrate that a market is not active. It is our understanding that Statement 157 is generally interpreted to deem a quoted price as a Level 1 input even if the stock is thinly traded as is the case for many of the positions in the Equity Portfolio.

The Equity Portfolio is comprised of several positions for which the number of shares held significantly exceeds the average daily trading volume. Management further believes that the liquidation of the portfolio, even in an orderly fashion, exposes the portfolio to market discounts given the relationship of the number of shares held to the average daily volume. By prohibiting the application of a discount to the per share price to reflect market realities, management believes the application of Statement 157 valuation methodology along with the volatility of the financial institutions market may result in gains or losses over time as management seeks to liquidate the portfolio.

Item 4.	Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Tower’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

Tower’s management is responsible for establishing and maintaining adequate internal control over financial reporting. During the quarter ended March 31, 2009, Tower began implementing or changing key procedures, systems, and personnel throughout the organization in conjunction with the merger of Graystone Financial Corp. into Tower and the related merger of Tower’s subsidiary bank, The First National Bank of Greencastle, into Graystone’s subsidiary bank, Graystone Bank, as “Graystone Tower Bank.” These mergers also resulted in the immediate enhancement of certain management and administrative personnel and staffing, as well as the implementation of certain credit administration, loan review, lending and other control policies and procedures throughout the entire Tower organization, which changes management believes will significantly remediate the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting, as filed with Tower’s annual report on Form 10-K for the year ended December 31, 2008. Additionally, in connection with the reverse merger, Tower’s internal control structure will be converted to the former control structure of Graystone. Nonetheless, the Graystone Bank and Tower Bank divisions, representing the pre-merger entities, will generally continue to operate under their existing control structures until the conversion of Tower’s core processing system and information technology system, which is expected to be completed in June 2009. At that time, both divisions will operate within the same control environment, including the same control structure and process level internal controls. To bridge the gap between the legal closing of the merger and the systems conversion, temporary controls such as additional general ledger reconciliations and system access reviews have also been implemented.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Tower is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Tower’s management, Tower has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Tower’s operations or financial position.

Item 1A.	Risk Factors.

The following describes the risks and uncertainties that we believe are material to our business as of March 31, 2009.

A continuation of recent turmoil in the financial markets, particularly if economic conditions worsen more than expected, could have an adverse effect on our financial position or results of operations.

In recent periods, United States and global markets, as well as general economic conditions, have been disrupted and are volatile. This situation is continuing and, since the beginning of the third quarter of 2008, has worsened significantly. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

The soundness of other financial services institutions may adversely affect our credit risk.

We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.

Our ability to pay dividends is subject to limitations.

Tower is a bank holding company and its operations are principally conducted by its subsidiary bank, Graystone Tower Bank. Accordingly, our ability to pay dividends depends on the receipt of dividends from Graystone Tower Bank. As a state chartered bank, Graystone Tower Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Tower’s subsidiaries will be able to pay dividends in the future or that Tower will generate adequate cash flow to pay dividends in the future. The failure to pay dividends on Tower common stock could have a material adverse effect on the market price of our common stock.

Changes in interest rates could adversely impact our financial condition and results of operations.

Tower’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or reduce net interest income and net income.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in the United States and other financial markets.

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact and a rapid increase or decrease in interest rates could adversely affect our financial performance.

Our loan portfolio may include a large number and amount of commercial and industrial loans, and commercial real estate related loans, which have a higher degree of risk than other types of loans.

We provide lending services to various types of small businesses, their owners, professionals and other individuals. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors that may cause a borrower to be unable to repay its obligations.

The severity and duration of the current recession and the composition of our loan portfolio could impact the level of loan charge-offs and the provision for loan losses and may affect Tower’s net income or loss.

National and regional economic conditions could impact the loan portfolio of Graystone Tower Bank. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could further weaken the economies of the communities Tower serves. Weakness in the market areas we serve could depress our earnings and consequently our financial condition because:

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline; and

•	the overall quality of our loan portfolio may decline.

Any of these scenarios could require that we charge-off a higher percentage of our loans and/or increase our provision for loan losses, which would negatively impact Tower’s results of operations.

In this regard, in establishing the size of our allowance for loan losses, we make various general assumptions and judgments about the quality and collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The amount of our provision for loan losses and the percentage of loans we are required to charge-off may be impacted by adverse developments in and the overall risk composition of the loan portfolio. While we believe that our allowance for loan losses as of March 31, 2009 is sufficient to cover losses inherent in the loan portfolio on that date, we may be required to increase our loan loss provision or charge-off a higher percentage of loans due to adverse developments in or changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations. For example, a decrease in real estate values could cause higher loan losses and require higher loan loss provisions for loans that are secured by real estate.

We may fail to realize the anticipated benefits of our recent merger of equals with Graystone Financial Corp.

Tower’s success depends on, among other things, our ability to realize anticipated cost savings and revenue enhancements from the Graystone merger and to combine the businesses of Graystone and Tower in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the Graystone merger may not be realized fully or at all or may take longer to realize than expected.

Until the completion of the Merger, Tower and Graystone operated as independent entities. The integration process now underway includes the relocation or reorganization of systems, personnel, business units and operations, as well as systems conversion and integration, and will continue throughout 2009, with success dependent, at least in part, on the efforts of key employees and third party vendors. If not successfully managed, the integration effort could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Graystone merger or result in unanticipated losses.

We plan to pursue a growth strategy and there are risks associated with rapid growth.

Prior to the merger of Tower and Graystone, Graystone had experienced rapid growth since opening in November 2005. Tower’s management intends to pursue a growth plan consistent with Graystone’s prior business strategy.

Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

We may elect or need to seek additional capital in the future, but that capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In the future, we may elect or need to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on acceptable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth or acquisitions could be materially impaired.

The trading volume in our common stock is less than that of other financial services companies.

Our common stock is listed on the NASDAQ Global Market under the symbol “TOBC.” However, the average daily trading volume for shares of our common stock is less than other financial services companies. Given the lower trading volume of Tower’s common stock, the sale of a significant number of these shares, or the expectation of such sales, could adversely affect the market price of our stock.

Our management controls a substantial percentage of our stock and therefore have the ability to exercise significant control over our affairs.

As of March 31, 2009, our directors and executive officers beneficially owned approximately 32.2% of our issued and outstanding common stock. Such persons, as a group, will have sufficient votes to strongly influence the outcome of matters submitted to our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change in control of Tower.

Future acquisitions could dilute your ownership of Tower and may cause Tower to become more susceptible to adverse economic events.

We may issue shares of Tower common stock in connection with future acquisitions and other investments, which would dilute your ownership interest in Tower. While there is no assurance that these transactions will occur, or that they will occur on terms favorable to Tower, future business acquisitions could be material to Tower, and the degree of success achieved in acquiring and integrating these businesses into Tower could have a material effect on the value of Tower common stock. In addition, these acquisitions could require us to expend substantial cash or other liquid assets or to incur debt, which could cause Tower to become more susceptible to economic downturns and competitive pressures.

Our controls and procedures may fail or could be circumvented.

Management has implemented a series of internal controls, disclosure controls and procedures, and corporate governance policies and procedures in order to ensure accurate financial control and reporting. However, any system of controls, no matter how well designed and operated, can only provide reasonable, not absolute assurance that the objectives of the system are met. Any failure or circumvention of our controls and/or procedures could have a material adverse effect on our business and results of operation and financial condition.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete actively with other Pennsylvania and Maryland financial institutions, many larger than Tower, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. Tower will likely be generally competitive with all institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. Many of the institutions with which we compete have substantially greater resources and lending limits and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Tower and Graystone Tower Bank are subject to extensive regulation, supervision and examination by certain state and federal agencies including the Federal Deposit Insurance Corporation, as insurer of Graystone Tower Bank’s deposits, the Board of Governors of the Federal Reserve System, as regulator of the holding company, and the Pennsylvania Department of Banking, as regulator of Pennsylvania chartered banks. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on Graystone Tower Bank’s and Tower’s operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At a special meeting of the shareholders of Tower Bancorp, Inc. held on March 4, 2009, the shareholders (i) approved and adopted the Agreement and Plan of Merger dated as of November 12, 2008 by and between Tower Bancorp, Inc. and Graystone Financial Corp. and (ii) approved a proposal to amend Article Fifth of Tower’s Articles of Incorporation to increase the number of authorized shares of Tower’s common stock from 5,000,000 shares to 50,000,000 shares.

Agreement and Plan of Merger

The proposal to approve and adopt the Agreement and Plan of Merger was approved by the required vote of at least 66-2/3% of the outstanding shares of Tower common stock on the record date. On the record date there were 2,315,480 shares of Tower common stock issued and outstanding. The numbers of votes cast for or against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
1,583,280	309,403	37,664	201,065

Amendment of Articles of Incorporation

The proposal to amend Article Fifth of Tower’s Articles of Incorporation to increase the number of authorized shares of Tower’s common stock to 50,000,000 shares was approved by the required vote – a majority of the votes cast on the matter. The numbers of votes cast for and against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
1,742,433	326,367	60,112	0

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 18, 2009 as filed on March 20, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

10.1	Employment Agreement and amendment with Andrew Samuel (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

10.2	Employment Agreement and amendment with Jeffrey Renninger (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

10.3	Employment Agreement with Jeffrey B. Shank (Incorporated by reference to Exhibit 3 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535))).

10.4	Employment Agreement and amendment with Janak Amin

10.5	Employment Agreement with Mark Merrill (Incorporated by reference to Exhibit 4 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535)).

10.6	Employment Agreement with Carl Lundblad (Incorporated by reference to Exhibit 6 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535)).

10.7	Employment Agreement with Jane Tompkins (Incorporated by reference to Exhibit 5 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535)).

10.8	Graystone Financial Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009).

10.9	Graystone Financial Corp. 401(k)/Employee Stock Ownership Plan

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed).

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.

(Registrant)

Date:	May 11, 2009	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer

Date:	May 11, 2009	By:	/s/ Mark S. Merrill
Mark S. Merrill
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 18, 2009 as filed on March 20, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

10.1	Employment Agreement and amendment with Andrew Samuel (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

10.2	Employment Agreement and amendment with Jeffrey Renninger (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

10.3	Employment Agreement with Jeffrey B. Shank (Incorporated by reference to Exhibit 3 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535))).

10.4	Employment Agreement and amendment with Janak Amin

10.5	Employment Agreement with Mark Merrill (Incorporated by reference to Exhibit 4 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535)).

10.6	Employment Agreement with Carl Lundblad (Incorporated by reference to Exhibit 6 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535)).

10.7	Employment Agreement with Jane Tompkins (Incorporated by reference to Exhibit 5 to Annex A of Tower’s Registration Statement on Form S-4 (No. 333-156535)).

10.8	Graystone Financial Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009).

10.9	Graystone Financial Corp. 401(k)/Employee Stock Ownership Plan

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed).

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished, not filed).