Form 10-Q
period 2009-06-30
TOWER BANCORP INC
filed 2009-08-10
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34277

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,058,836 shares of common stock outstanding at July 30, 2009

TOWER BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Amounts in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$50,791	$24,765
Federal funds sold	73,676	7,257

Cash and cash equivalents	124,467	32,022
Securities available for sale	50,946	19,904
Restricted investments	6,254	2,068
Loans held for sale	7,490	3,324
Loans, net of allowance for loan losses of $7,823 and $6,017	1,006,249	561,705
Premises and equipment, net	26,961	4,546
Accrued interest receivable	4,160	2,402
Deferred tax asset, net	1,893	1,764
Bank owned life insurance	24,067	12,305
Goodwill	12,119	—
Other intangible assets, net	3,722	—
Other assets	4,539	1,278

Total Assets	$1,272,867	$641,318

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$96,513	$42,466
Interest bearing	966,521	483,004

Total Deposits	1,063,034	525,470
Securities sold under agreements to repurchase	8,516	8,384
Short-term borrowings	7,164	14,614
Long-term debt	68,441	29,000
Accrued interest payable	1,364	888
Other liabilities	12,497	8,177

Total Liabilities	1,161,016	586,533

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 5,162,194 shares issued and 5,058,836 outstanding at June 30, 2009, and 2,740,325 shares issued and outstanding at December 31, 2008	—	—
Additional paid-in capital	116,244	57,547
Accumulated deficit	(4,372)	(2,909)
Accumulated other comprehensive (loss) income	(21)	147

Total Stockholders’ Equity	111,851	54,785

Total Liabilities and Stockholders’ Equity	$1,272,867	$641,318

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

(Amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$15,252	$7,411	$23,540	$14,412
Securities	387	227	516	546
Federal funds sold and other	21	87	27	174

Total Interest Income	15,660	7,725	24,083	15,132
Interest Expense
Deposits	4,894	3,661	8,657	7,301
Short-term borrowings	170	193	202	364
Long-term debt	483	185	737	342

Total Interest Expense	5,547	4,039	9,596	8,007

Net Interest Income	10,113	3,686	14,487	7,125
Provision for Loan Losses	650	475	3,016	1,225

Net Interest Income after Provision for Loan Losses	9,463	3,211	11,471	5,900
Non-Interest Income
Service charges on deposit accounts	664	188	881	368
Other service charges, commissions and fees	739	235	896	384
Gain on sale of mortgage loans originated for sale	581	141	848	257
Gain on sale of other interest earnings assets	311	43	311	163
Income from bank owned life insurance	283	—	442	—
Other income	168	2	316	77

Total Non-Interest Income	2,746	609	3,694	1,249
Non-Interest Expenses
Salaries and employee benefits	4,769	2,000	7,286	3,948
Occupancy and equipment	1,470	544	2,202	1,050
FDIC insurance premiums	731	66	911	126
Advertising and promotion	141	72	218	139
Data processing	592	163	787	305
Professional service fees	284	151	538	304
Other operating expenses	1,588	366	2,101	687
Merger related expenses	106	—	1,412	—

Total Non-Interest Expenses	9,681	3,362	15,455	6,559

Net Income (Loss) Before Income Tax Benefit	2,528	458	(290)	590

Income Tax Expense (Benefit)	690	155	(243)	(236)

Net Income (Loss)	$1,838	$303	$(47)	$826

Net Income (Loss) Per Common Share
Basic	$0.36	$0.11	$(0.01)	$0.30
Diluted	$0.36	$0.11	$(0.01)	$0.30
Dividends declared per share	$0.28	$0.00	$0.28	$0.00
Weighted Average Common Shares Outstanding
Basic	5,058,119	2,734,984	3,918,250	2,734,236
Diluted	5,065,180	2,734,984	3,918,250	2,734,236

See Notes to the Consolidated Financial Statements

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

(Amounts in thousands, except share data)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2008	$—	$57,547	$(2,909)	$147	$54,785
Restricted common stock awards earned	—	295			295
Stock Option Expense	—	549			549
Fair Value of Consideration Exchanged in Merger	—	57,853			57,853
Dividends declared			(1,416)		(1,416)
Comprehensive loss:
Net loss	—		(47)		(47)
Unrealized loss on securities available for sale	—			(168)	(168)
Total Comprehensive Loss	—				(215)

Balance - June 30, 2009 (unaudited)	$—	$116,244	$(4,372)	$(21)	$111,851

Balance - December 31, 2007	$—	$57,037	$(4,991)	$39	$52,085
Restricted common stock awards earned	—	183			183
Stock Option Expense	—	54			54
Comprehensive income:
Net Income	—		826		826
Unrealized loss on securities available for sale	—			(73)	(73)
Total Comprehensive Income	—				753

Balance - June 30, 2008 (unaudited)	$—	$57,274	$(4,165)	$(34)	$53,075

See Notes to the Consolidated Financial Statements

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Amounts in thousands, except share data)

	2009	2008
Cash Flows from Operating Activities
Net (loss) income	$(47)	$826
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	3,016	1,225
Net accretion of discounts on securities	(177)	(71)
Depreciation and amortization	1,178	372
Amortization of unearned compensation on restricted stock	295	183
Stock option expense	549	54
Deferred tax benefit	(186)	(416)
Decrease in accrued interest receivable	28	114
(Decrease)/increase in accrued interest payable	(222)	116
Net increase in the cash surrender value of life insurance	(442)	—
Increase in other assets	(1,628)	(338)
(Decrease)/increase in other liabilities	(1,314)	319
Gain on sale of interest earning assets	(1,159)	(420)
Loans originated for sale	(76,339)	(21,996)
Sale of loans	73,021	41,552

Net Cash (Used in) Provided by Operating Activities	(3,427)	21,520

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	37,073	41,539
Purchases of securities available for sale	(9,641)	(32,464)
Net increase in loans	(36,436)	(128,642)
Decrease (increase) of investment in restricted investments	1,025	(1,464)
Purchases of premises and equipment	(1,033)	(678)
Net cash received in merger	9,017	—

Net Cash Provided by (Used in) Investing Activities	5	(121,709)

Cash Flows from Financing Activities
Proceeds from advances on long-term debt	7,627	36,250
Net decrease in short-term borrowings	(37,837)	—
Net increase (decrease) in securities sold under agreements to repurchase	132	(9,242)
Net increase in deposits	127,361	90,451
Dividends paid	(1,416)	—

Net Cash Provided by Financing Activities	95,867	117,459

Net Increase in Cash and Cash Equivalents	92,445	17,270
Cash and Cash Equivalents - Beginning	32,022	23,140

Cash and Cash Equivalents - Ending	$124,467	$40,410

Interest paid	$9,120	$7,891
Income taxes paid	$125	$653

See Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Tower Bancorp, Inc. (the “Company”) is a registered bank holding company that was incorporated in 1983 under the Bank Holding Company Act of 1956, as amended. On March 31, 2009, the Company merged with Graystone Financial Corp. (“Graystone”), a privately held, non-reporting corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Pursuant to the Agreement and Plan of Merger (the “Merger”), the Company remains the surviving bank holding company and the First National Bank of Greencastle has merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, with Graystone Bank as the surviving institution under the name “Graystone Tower Bank” (the “Bank Merger”). Graystone Tower Bank (the “Bank”) operates as the sole subsidiary of the Company through two divisions – “Graystone Bank, a division of Graystone Tower Bank”, consisting of the former Graystone Bank branches, and “Tower Bank, a division of Graystone Tower Bank,” consisting of the former branches of The First National Bank of Greencastle.

The Company’s activities consists of owning and supervising the Bank, which is engaged in providing banking and banking related services through its twenty-five full service offices in Centre, Cumberland, Dauphin, York, Fulton, Franklin and Lancaster Counties of Pennsylvania and Washington County of Maryland. The Bank was originally incorporated on September 2, 2005, as a Pennsylvania-chartered bank and commenced operations on November 10, 2005. As a state chartered bank, the Bank is subject to regulations by the FDIC and the Pennsylvania Department of Banking. The Bank undergoes periodic examinations by those regulatory authorities. The Company, as a holding company, is subject to regulations of the Federal Reserve Board.

In January 2007, Graystone Mortgage, LLC commenced business as a mortgage banking subsidiary of the Bank, which holds a 90% interest in the mortgage subsidiary. Graystone Mortgage, LLC offers residential mortgage banking services within the Bank’s market areas.

In February 2007, the Bank entered into a purchase agreement with Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLP (“DDMP”). DDMP is a limited liability company that provides investment advisory and asset management services to individuals, businesses and nonprofit entities. In connection with the purchase agreement, the Bank purchased an aggregate of twenty percent (20%) of the issued and outstanding units of membership interests in DDMP. The investment is being accounted for in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Basis of Presentation

The aforementioned merger between the Company and Graystone is considered a “merger of equals” and has been accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of Statement of Financial Accounting Standard No. 141 (Revised) Business Combinations, which has been adopted by the Company and Graystone effective January 1, 2009, with Graystone as the accounting acquirer. As a result, the historical financial information included in the Company’s financial statements and related footnotes as reported in this Form 10-Q is that of Graystone.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP), the instructions for Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for a complete presentation of consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of results that may be expected for any other period or for the full year ending December 31, 2009. The accounting policies discussed within the notes to the unaudited consolidated financial statements are followed consistently by the Company. These policies are in accordance with U.S. GAAP and conform to common practices in the banking industry.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The balance sheet at December 31, 2008 has been derived from the audited financial statements of Graystone at that date. The unaudited statements of operations, changes in stockholders’ equity, and cash flows for the periods ending June 30, 2008 have been derived from the consolidated financial records of Graystone for that period as a result of the Merger being accounted for as a reverse merger. The Graystone audited financial statements and footnotes for the year ended December 31, 2008 have been filed with the Securities and Exchange Commission (“SEC”) within Form 8-K/A on June 1, 2009.

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

The Company is required under Federal Reserve Board regulations to maintain reserves against its transaction accounts. These reserves are generally held in the form of cash or noninterest earning accounts at the Company’s correspondent bank. Based on the nature of the Company’s transaction account deposits and the amount of vault cash on hand, the Company was not required to maintain a reserve balance with the Federal Reserve Board at June 30, 2009 or December 31, 2008.

Securities Available for Sale

Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Purchases and sales of investment securities are accounted for on a trade date basis.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

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

In regard to debt securities, if the Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to be collected. If we expect a cash flow shortfall, we consider a credit loss to have occurred and will then consider the impairment to be other than temporary. We recognize the amount of the impairment loss related to the credit loss in our results of operation, with the remaining portion of the loss recorded through comprehensive income, net of applicable taxes.

Restricted Investment in Bank Stocks

Restricted investment in bank stocks includes Atlantic Central Bankers Bank, and Federal Home Loan Bank (FHLB) stocks. The stock is carried at cost as these stocks are not actively traded and have no readily determinable market value.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Merrill Lynch

At the time of foreclosure, foreclosed real estate is recorded at fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried as “other assets” at the new basis. Improvements to the property are added to the basis of the assets. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are classified as “other expenses”.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Stock-Based Compensation

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their fair values in accordance with SFAS No. 123(R), which requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

Advertising Costs

The Company charges advertising costs to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and the net operating loss carryforwards and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis. SFAS No. 157 prescribes the meaning of fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure requirements for fair value measurements. Accordingly, the Company measures the fair value of all financial assets and liabilities within the scope of SFAS No. 157 at the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants.

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although changes in certain assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 Revised 2007 “Business Combinations.” This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance impacts business combinations which occur after January 1, 2009. The Company has accounted for its merger with Graystone Financial Corp. in accordance with this pronouncement.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP clarifies assets acquired and liabilities assumed in a business combination arising from contingencies be initially measured and recognized at its acquisition date fair value so long as the fair value can be determined during the measurement period. For any asset or liability whose acquisition date fair value cannot be determined, asset or liability shall be recognized provided that there is both evidence that either the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted this FSP effective for the interim period ending March 31, 2009 and utilized the FSP’s guidance to recognize liabilities assumed in relation to the merger with Graystone Financial Corp.

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance to assist in determining the fair value of financial instruments when the volume of market based transactions has significantly decreased. Additionally, the FSP provides guidance in determining whether or not current market transactions of financial instruments were conducted in an orderly fashion. This FSP does not change the objective of FAS No. 157, “Fair Value Measurements” in which fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company has adopted this FSP effective April 1, 2009 and the adoption expanded certain disclosure requirements, however, it did not have an impact on the Company’s financial condition, results of operation or liquidity.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt, but does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company has adopted this FSP effective April 1, 2009. There was no cumulative effect adjustment as there were no securitites that were previously determined to be other than temporarily impaired. Beginning on April 1, 2009, the Company analyzed the debt securities for other-than-temporary-impairment adjustments using guidance in FSP FAS 115-2 and FAS 124-2.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted this FSP effective for the interim period ending June 30, 2009. Footnote 12 includes the disclosures required by FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” This Statement establishes accounting principles for to be applied to the accounting for and disclosure of subsequent events not addressed in other U.S. GAAP. This Statement is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company has adopted this Statement effective for the interim period ending June 30, 2009. We have evaluated subsequent events for potential recognition or disclosure through August 10, 2009, the date we issued the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles; a replacement of FASB Statement No. 162.” The Statement will replace SFAS No. 162 and establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Statement shall be effective for the Company’s consolidated financial statements for the interim financial period ending September 30, 2009. The Company is currently evaluating the impact, if any, that this Statement will have on the consolidated financial statements.

Note 2 – Merger Accounting

On November 13, 2008 Graystone and the Company announced their decision to enter into an agreement of merger which has become effective prior to the start of business on March 31, 2009. The merger has been accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of Statement of Financial Accounting Standard No. 141 (Revised) “Business Combinations,” which has been adopted by Tower and Graystone effective January 1, 2009. For accounting purposes, Graystone is considered to be acquiring Tower in this transaction with the surviving legal entity operating under Tower Bancorp, Inc.’s articles of incorporation. Immediately following the holding company merger, the Company’s wholly-owned subsidiary, The First National Bank of Greencastle, merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, under the name “Graystone Tower Bank.” Graystone Tower Bank is, therefore, the wholly owned subsidiary of Tower Bancorp, Inc. and operates under the prior Graystone Bank charter.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

To determine the accounting treatment of the merger, management considered the guidance of paragraph A12 of FAS No. 141R and utilized the following facts in concluding that the transaction would be treated as a reverse merger, with Graystone as the accounting acquirer:

•

The roles of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Credit Officer, and General Counsel of the post-combination entity will be assumed by current executives of Graystone.

•

Upon the effective date of the Merger, the Tower Board of Directors will consist of twenty members, of which half of the members will be appointed from the historical Tower Board of Directors with the remaining ten directors being appointed from the Graystone Board of Directors.

•

After the closing of the Merger and as a result of the fixed share exchange ratio of .42 shares of Tower common stock for each Graystone common share, the former Graystone shareholders, as a group, will hold approximately fifty-four percent of the outstanding shares of Tower stock.

•

Graystone will contribute greater than fifty percent of the total assets and tangible equity to the combined entity, while Tower will contribute greater than fifty percent of the net income to the combined entity.

The acquisition-date fair value of the consideration transferred by the accounting acquirer (Graystone) for its interest in Tower is based on the number of equity interests Graystone would have to issue (measured on the transaction closing date) to give the owners of Tower the same percentage equity interest in the combined Tower entity that results from the reverse acquisition. The Company has utilized the closing price of Tower’s common stock on March 30, 2009 (since the merger was effective prior to the open of business on March 31, 2009) to determine the fair value of Tower stock to be utilized in the purchase price calculation which was determined to be $24.97. The table below illustrates the calculation of the consideration effectively transferred.

Purchase Price Calculation

Graystone shares outstanding at March 30, 2009	6,523,584
Exchange ratio	0.42

Tower shares issued to Graystone owners (excludes fractional shares)	2,739,811
Tower shares outstanding at March 30, 2009	2,316,823

Total Tower shares at March 30, 2009	5,056,634
Ownership % held by Graystone stockholders	54.18%
Ownership % held by legacy Tower stockholders	45.82%

Theoretical Graystone Share to be Issued as Consideration
Graystone shares outstanding at March 30, 2009	6,523,584
Ownership % held by Graystone stockholders	54.18%

Theoretical total Graystone shares after consideration paid	12,040,019
Ownership % held by legacy Tower stockholders	45.82%

Theoretical Graystone shares to be issued to Tower as consideration	5,516,435
Fair value of Graystone shares at March 30, 2009 (Tower share price * .42)	$10.49

Fair value of theoretical Graystone shares issued as consideration	57,853
Cash paid for fractional shares	2
Total consideration paid	$57,855

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

As a result of the Merger, the Company recognized assets acquired and liabilities assumed at their acquisition date fair value as presented below.

Total Purchase Price		$57,855

Net Assets Acquired:
Cash	$9,017
Securities available for sale	58,256
Restricted Investments	5,210
Loans	418,747
Accrued interest receivable	1,786
Premises and equipment	22,644
Core deposit intangible	3,899
Deferred tax liability	(144)
Other assets	12,457
Deposits	(410,203)
Borrowings	(69,601)
Accrued interest payable	(698)
Other liabilities	(5,634)

		45,736

Goodwill resulting from merger		$12,119

The following table explains the changes in the fair value of the net assets acquired and goodwill recognized from the original reported amounts in the Form 10-Q for the period ended March 31, 2009. Note that the fair value adjustments made to the balances of loans, deferred taxes and other liabilities are preliminary in nature and are subject to change as the Company obtains further data to complete valuations based on information present at the closing date.

Goodwill balance at March 31, 2009	$8,689
Effect of adjustments to:
Loans	(120)
Premises and equipment	2,191
Deferred tax asset	534
Other asset	737
Other liabilities	88

Goodwill balance at June 30, 2009	$12,119

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $426,177. The table below illustrates the fair value adjustments made to the amortized costs basis in order to present a fair value of the loans acquired.

Gross amortized costs basis at March 30, 2009	$426,177
Market rate adjustment	1,323
Credit fair value adjustment on pools of homogeneous loans	(4,044)
Credit fair value adjustment on distressed loans	(4,709)

Fair value of purchased loans at March 30, 2009	$418,747

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

The following table shows the pro forma financial results for the Company and Graystone for the six months ended June 30, 2009 and 2008, assuming that the merger occurred on January 1, 2009 and 2008, respectively:

	Pro-forma June 30, 2009	Pro-forma June 30, 2008
Net interest income	$19,800	$18,052
Pre-tax net (loss) income	(697)	3,586
Income tax (benefit) expense	(457)	467
Net (loss) income	(240)	3,120

Pro-forma (loss) earnings per share:
Basic	$(0.06)	$0.90
Diluted	$(0.06)	$0.90

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 3 – Securities Available for Sale

The amortized cost of securities and their approximate fair values at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities - bank stocks	$4,150	$236	$(271)	$4,115
U.S. Government agencies	11,908	31	—	11,939
Municipal bonds	9,303	44	(25)	9,322
Municipal bonds - taxable	13,201	24	(164)	13,061
Mortgage-backed securities - residential	12,445	64	—	12,509

	$51,007	$399	$(460)	$50,946

	December 31, 2008
Municipal bonds	$1,279	$20	$—	$1,299
U.S. Government agencies	18,402	203	—	18,605

	$19,681	$223	$—	$19,904

The amortized cost and fair value of debt securities as of June 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,316	$12,349	$14,097	$14,258
Due after one year through five years	7,519	7,586	5,459	5,520
Due after five years through ten years	9,381	9,267	—	—
Due after ten years	17,641	17,629	125	126

	$46,857	$46,831	$19,681	$19,904

Included with the Company’s securities available for sale are pledged securities with a fair market value of $34,322 and $19,904 at June 30, 2009 and December 30, 2008, respectively. The securities were pledged to secure public deposits and securities sold under agreements to repurchase.

At June 30, 2009 and December 31, 2008, the Company held securities with net unrealized losses totaling $61 and net unrealized gains of $223, respectively. At June 30, 2009 management had identified equity securities with unrealized losses that were deemed to be other than temporary in nature and, as a result recognized an impairment charge of $29. Excluding the identified investment impairment equity securities, at June 30, 2009 and

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

December 31, 2008, management had not identified any securities with an unrealized loss that it intends to sell. At June 30, 2009 and December 31, 2008, no securities were in an unrealized loss position for twelve months or longer. Management has the intent to hold the securities and will not be required to sell the securities prior to recovery or maturity. As a result, we have determined that, excluding the securities related to the $29 impairment charge, no investments trading below cost had declined on an other-than-temporary basis during the first six months of 2009.

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

	Three Months Ended June 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses) Gains
2009
Equity securities	$535	$(237)	$(29)	$269
Debt securities	4	(7)	—	(3)

Total	$539	$(244)	$(29)	$266

2008
Equity securities	$—	$—	$—	$—
Debt securities	—	(15)	—	(15)

Total	$—	$(15)	$—	$(15)

	Six Months Ended June 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses) Gains
2009
Equity securities	$541	$(240)	$(29)	$272
Debt securities	4	(7)	—	(3)

Total	$545	$(247)	$(29)	$269

2008
Equity securities	$—	$—	$—	$—
Debt securities	—	(15)	—	(15)

Total	$—	$(15)	$—	$(15)

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 4 – Loans

The following table presents a summary of the loan portfolio at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Commercial	$714,483	$508,744
Consumer & other	86,979	54,084
Mortgage	212,791	5,123

Total Loans	1,014,253	567,951
Deferred costs (fees)	(181)	(229)
Allowance for loan losses	(7,823)	(6,017)

Net Loans	$1,006,249	$561,705

The following table presents the components of the allowance for credit losses as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Allowance for loan losses	$7,823	$6,017
Credit quality adjustment on loans purchased	8,211	—

Allowance for credit losses	$16,034	$6,017

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$7,761	$4,898	$6,017	$4,148
Provision for loan losses	650	475	3,016	1,225
Charge-offs	(612)	(183)	(1,234)	(183)
Recoveries	24	—	24	—
Net charge-offs	(588)	(183)	(1,210)	(183)

Balance at end of period	$7,823	$5,190	$7,823	$5,190

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Changes in the credit quality adjustment on loans purchased were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$8,753	$—	$8,753	$—
Amortization	(316)	—	(316)	—
Charge-offs	(226)	—	(226)	—
Recoveries	—	—	—	—
Net charge-offs	(226)	—	(226)	—

Balance at end of period	$8,211	$—	$8,211	$—

The following table presents non-performing assets as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Non-accrual loans	$4,959	$1,366
Accruing loans greater than 90 days past due	1,299	$104
Other real estate owned	484	—

	$6,742	$1,470

The Bank grants the majority of its loans to borrowers throughout central Pennsylvania and northern Maryland. Although the Bank has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is influenced by the region’s economy.

The Company serviced $122,585 and $112,871 of participation loans for unrelated parties at June 30, 2009 and December 31, 2008, respectively.

The Company sold $72,173 and $20,864 of residential mortgage loans into the secondary market during the six months ended June 30, 2009 and 2008, respectively. A gain of $581 and $141 was recognized on the sale of these loans for the three month periods ended June 30, 2009 and 2008, respectively. A gain of $848 and $257 was recognized on the sale of these loans for the six month periods ended June 30, 2009 and 2008, respectively.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 5 – Premises and Equipment

	June 30, 2009	December 31, 2008
Land	$5,394	$—
Building	9,129	—
Leasehold improvements	3,319	3,028
Furniture, fixtures and equipment	10,743	2,492
Other	624	495

	29,209	6,015
Accumulated depreciation and amortization	(2,248)	(1,469)

	$26,961	$4,546

Note 6 – Deposits

The following is a summary of deposits at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Non-interest bearing transaction accounts	$96,513	$42,466
Interest checking accounts	109,145	19,060
Money market accounts	355,506	120,625
Savings accounts	109,582	49,310
Time deposits of $100,000 or greater	122,269	207,935
Time deposits, other	270,019	86,074

Total	$1,063,034	$525,470

Brokered deposits totaled $35,121 and $63,603 at June 30, 2009 and December 31, 2008, respectively. Brokered deposits, exclusive of in-market reciprocal brokered deposits, totaled $10,201 at June 30, 2009. There were no in-market reciprocal brokered deposits at December 31, 2008.

Note 7 – Debt

The Bank has a maximum borrowing capacity under an agreement with the Federal Home Loan Bank (“FHLB”) of approximately $326,691 at June 30, 2009. The available amount of borrowing capacity was approximately $267,341. The total outstanding borrowings equaled $59,350, which have a maturity greater than one year and are, therefore, classified as long-term debt at June 30, 2009. The average interest rate on FHLB borrowings at June 30, 2009 equaled 3.89%. At June 30, 2009, the unamortized fair value adjustment to FHLB borrowings assumed in the merger totaled $91. The total outstanding borrowings at December 31, 2008 equaled $39,000, of which, $29,000 have a stated maturity greater than one year and are, therefore, classified as long-term debt at December 31, 2008. The remaining $10,000 in FHLB borrowings are classified as short-term borrowings at December 31, 2008 as they matured within one year.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The Company has three lines of credit with other financial institutions with the following terms:

Balance at June 30, 2009	Balance at December 31, 2008	Maximum Capacity	Interest Rate	Maturity
$3,314	$4,614	$3,314	LIBOR plus 275bps	On Demand
850	—	1,900	Prime minus 100bps; Floor of 4%	On Demand
3,000	—	3,000	Prime minus 50bps	On Demand

$7,164	$4,614	$8,214

On June 12, 2009, the Company issued, to private investors, $9,000 of subordinated notes bearing an annual interest rate of 9.00%. Each notes may be redeemed at the Company’s discretion and contains a maturity date of July 1, 2014.

Federal funds are reported on a gross basis. Federal funds sold are stated as assets and federal funds purchased are stated as liabilities. Federal funds purchased are considered short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. Generally, federal funds are purchased or sold for one day periods and bear interest based upon the daily federal funds rate. The Company did not have any federal funds purchased at June 30, 2009 or December 31, 2008.

Note 8 – Net Income (Loss) Per Share

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income (loss) per share and diluted net income (loss) per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Weighted average shares outstanding (basic)	5,058,119	2,734,984	3,918,250	2,734,236
Impact of common stock equivalents	7,062	—	—	—

Weighted average shares outstanding (diluted)	5,065,180	2,734,984	3,918,250	2,734,236

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive
	22,831	27,195	60,103	27,195

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 9 – Related Party Transactions

The Company has had, and may be expected to have in the future, transactions in the ordinary course of business with executive officers and directors and their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. All loans to executive officers and directors or their related interests are submitted to the Board of Directors for approval. The aggregate dollar amount of these loans was $48,023 at June 30, 2009 and $37,129 at December 31, 2008.

On June 12, 2009, the Company issued, to private investors, $9,000 of subordinated notes bearing an annual interest rate of 9.00%. The investors included a director of the Company who invested $500 in principal amount of the notes. This transaction has been reviewed and approved by the Audit Committee of the Company.

The Company has entered into employment or change of control agreements with several executive officers. The agreements include minimum annual salary commitments and/or change of control provisions. Upon termination, resignation or change in control of the Company, these individuals may receive monetary compensation as set forth in the agreements.

Note 10 – Financial Instruments with Off-Balance Sheet Risk

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

The outstanding financial instruments represent credit risk in the following amounts at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Commitments to grant loans	$13,686	$13,274
Unfunded commitments under lines of credit	246,489	163,288
Letters of credit	17,221	17,577

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued is not material to the unaudited consolidated financial statements.

Note 11 – Stock-Based Compensation

At June 30, 2009, the Company had four equity compensation plans, the 2006 Restricted Stock Plan (the “2006 Plan”), the 2007 Stock Incentive Plan (the “2007 Plan”), the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) and the Stock Option Plan for Outside Directors (the “Director Plan”).

During 2006, the shareholders of Graystone approved the 2006 Restricted Stock Plan (the “2006 Plan”), as amended, that provides for the issuance of up to 375,000 shares of restricted stock awards subject to a three year vesting period to key employees and directors. The recipient shall receive all dividends or other distributions and shall have the right to vote with respect to issued but unvested shares. On March 31, 2009, as a result of the Merger, the Company has adopted the provisions of this plan. As of March 31, 2009, the Company had issued all of the available awards under the plan and all of the awards are completely vested as a result of the vesting acceleration in association with the Merger.

The Company recognized $295 and $183 of compensation expense during the six month periods ended June 30, 2009 and 2008, respectively, related to the vesting of the restricted stock awards in accordance with SFAS No. 123(R).

In May 2007, the shareholders of the Graystone approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the Plan, Graystone may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and deferred stock for up to 600,000 shares (shares reflect the 3-for-2 stock split paid September 30, 2007) of Graystone’s common stock. On March 31, 2009, as a result of the Merger, the Company has adopted the provisions of this plan. Subsequent to the Merger and as a result of the conversion factor, the total options authorized to be issued under the 2007 Plan equaled 252,000. At June 30, 2009, the Company had 168,105 options available for issuance. The accounting for the Plan is in accordance with Statement of Financial Accounting Standards No. 123(R).

The following table summarizes the outstanding incentive stock options under the Company’s 2007 Plan at June 30, 2009 and December 31, 2008:

				Options Vested		Unearned Compensation (in 000’s)
Date of Issuance	Options Issued	Exercise Price	Expiration Date	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
June 26, 2007	26,145	$22.22	June 26, 2017	26,145	8,715	$—	$42
January 22, 2008	1,050	$30.96	January 22, 2018	1,050	350	—	3
July 17, 2008	56,700	$30.96	July 17, 2018	56,700	—	—	416

	83,895			83,895	9,065	$—	$461

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The stock options normally vest over a three year vesting period and will be expensed over the vesting period. As a result of the Merger, all of the outstanding options at March 30, 2009 became fully vested and exercisable. No options issued under this plan have been exercised during the first six months of 2009. The aggregate intrinsic value of outstanding unvested stock options at December 31, 2008 was $0. Options granted resulted in compensation expense of $0 and $549 for the three and six month periods ended June 30, 2009, respectively. Options granted resulted in compensation expense of $27 and $54 for the three and six month periods ended June 30, 2008, respectively. As of June 30, 2009 and in conjunction with the vesting acceleration due to the Merger, a total of 83,895 options have vested with an intrinsic value of $352. These vested options can be exercised at an average price of $28.24 and have an average remaining life of approximately 9 years. The fair values of the options awarded under the Plan are estimated on the date of grant using the Black-Scholes valuation methodology. The following table shows the assumptions utilized by Management to value the stock options awarded:

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

Upon the closing of the Merger, all of the issued and outstanding stock options originally issued by Graystone converted to options exercisable for Tower common stock. Additionally, all options became fully vested at the time of conversion. As a result and in accordance with U.S. GAAP, the Company revalued the converted options as of the conversion date. The re-valuation of the converted options did not result in any incremental costs to the Company. The table below shows the assumptions utilized by Management to value the converted stock options:

Date of Issuance	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Estimated Forfeitures	Expected Life	Issue-Date Fair Value

June 26, 2007	4.49%	32.17%	2.31%	0.00%	6 years	$5.75

January 22, 2008	4.49%	32.17%	2.31%	0.00%	6 years	$3.70

July 17, 2008	4.49%	32.17%	2.31%	0.00%	6.5 years	$3.80

At June 30, 2009, there were no options outstanding under the 1995 Plan and the Company recognized $0 in compensation expense related to the 1995 Plan during the three and six month periods ended June 30, 2009. There are a total of 33,419 options available to be issued under this plan at June 30, 2009.

At June 30, 2009, there were a total of 32,908 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted average exercise price of $35.12 per share, and have a weighted average life to maturity of 5.8 years. The Company recognized $0 in compensation expense related to the Director Plan during the three and six month periods ended June 30, 2009. There are a total of 50,170 options available to be issued under this plan at June 30, 2009.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 12 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Bank adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

	June 30, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$50,946	$1,397	$49,292	$257

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

For equity securities held by the Company, management has determined which securities are traded in active markets versus inactive markets. For those securities traded in active markets, management has recorded the securities within the general ledger at quoted market prices. In cases where the securities are deemed to trade in inactive markets, management has adjusted quoted market prices for factors such as indicative bids received from brokers.

The following table presents reconciliations of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2009:

Equity Securities
Balance, December 31, 2008	$—
Purchased through the merger	230

Balance, March 31, 2009	230
Transfers In from Level 2	27

Balance June 30, 2009	$257

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

	June 30, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$7,490	$—	$—	$7,490
Loans purchased	418,747	—	—	418,747
Core deposit intangible asset	3,899	—	—	3,899
Premises and equipment	22,644	—	—	22,644
Time deposits	160,806	—	160,806	—
Borrowings	69,601	—	69,601	—

	$683,187	$—	$230,407	$452,780

Impaired loans

Impaired loans included in the preceding table are those that are accounted for under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less valuation allowances as determined under SFAS 114. The Company has no impaired loans at June 30, 2009 During 2009, the Company wrote off $1,234 of loans.

Loans purchased

In conjunction with the Merger, the loans purchased were recorded their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjusts for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. A credit adjustment on distressed loans was derived in accordance with Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer” and represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

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

Premises and equipment

Premises (i.e. land and building) acquired through the Merger has been assigned an acquisition date fair value through the use of independent appraisals and internal discounted cash flow models. Both approaches utilized an income based valuation approach to determine the fair value for the premises based on the highest and best use concept within SFAS 157.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The estimated fair values of the Company’s financial instruments were as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	$124,467	$124,467	$32,022	$32,022
Securities available for sale	50,946	50,946	19,904	19,904
Restricted investment in bank stock	6,254	6,254	2,068	2,068
Loans held for sale	7,490	7,490	3,324	3,324
Loans, net of allowance for loan losses	1,006,249	1,014,304	561,705	551,987
Accrued interest receivable	4,160	4,160	2,402	2,402

Financial liabilities:
Deposits	1,063,034	1,068,015	525,470	527,571
Securities sold under agreements to repurchase	8,516	8,516	8,384	8,384
Short-term borrowings	7,164	16,164	14,614	14,614
Long-term debt	68,441	71,632	29,000	29,013
Accrued interest payable	1,364	1,364	888	888

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	$13,686	$—	$13,274	$—
Unfunded commitments under lines of credit	246,489	—	163,288	—
Letters of credit	17,221	—	17,577	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

Cash and cash equivalents (carried at cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Restricted investment in bank stock (carried at cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Loans held for sale (carried at lower of cost or fair value)

The carrying amounts of loans held for sale approximate their fair value.

Loans receivable (carried at cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Accrued interest receivable and payable (carried at cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities (carried at cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings (carried at cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-term debt (carried at cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance sheet financial instruments (disclosed at cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 13 – Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at June 30, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2008	$—	$—
2009 Activity:
Core deposit intangibles	3,899	177

Balance at June 30, 2009	$3,899	$177

The aggregate amortization expense equaled $177 for both the three and six month periods ended June 30, 2009. The Company did not recognize any amortization expense related to intangible assets during 2008.

The estimated amortization for the next five years is as follows:

2009 (July - December)	$355
2010	656
2011	585
2012	513
2013	444
2014 and thereafter	1,169

The carrying amount of goodwill at June 30, 2009 is as follows:

Total
Balance at December 31, 2008	$—
2009 first quarter activity:
Goodwill resulting from the Merger - preliminary measurement	8,689

Balance at March 31, 2009	8,689
2009 second quarter activity:
Adjustments to goodwill resulting from the Merger	3,430

Balance at June 30, 2009	$12,119

Goodwill is tested for impairment by the Company on an annual basis or more frequently if events or circumstances indicate that goodwill could have become impaired. The Company has not encountered any events or circumstances since the Merger to indicate that goodwill might have become impaired as of June 30, 2009.

Note 14 – Federal Home Loan Bank Stock

As of June 30, 2009 and December 31, 2008, the Company had a restricted investment in the Federal Home Loan Bank of Pittsburgh “(FHLB)” of $6,204 and $2,018, respectively. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

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

Management believes no impairment charge is necessary related to the FHLB as of June 30, 2009.

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

Results of Operations

Summary of Financial Results

The merger of Tower Bancorp, Inc. and Graystone Financial Corp. on March 31, 2009 has had a significant impact on our results of operations for the second quarter of 2009. The operating results reported herein for the three months ended June 30, 2009 include the results for the combined entity. However, the results for the six months ended June 30, 2009 include the operating results of the historic Graystone for the entire six month period and only the operating results since March 30, 2009 for the historical Tower, representing the period after consummation of the Merger which was effective before the opening of business on March 31, 2009. The year-to-date second quarter results for 2009 also include pre-tax merger expenses of approximately $1.4 million incurred by Graystone as the accounting acquirer in the merger. Under FAS 141R, these merger expenses are reflected in the statement of operations in the period in which the expenses are incurred. In addition, the prior year period and all historical information provided herein represents the results of Graystone as the accounting acquirer in the merger. Consequently, comparisons to the same period in 2008 may not be particularly meaningful. The Graystone audited financial statements and footnotes for the year ended December 31, 2008 have been filed with the Securities and Exchange Commission (“SEC”) within Form 8-K/A on June 1, 2009.

We recognized after-tax net income of approximately $1.8 million or $0.36 per diluted share in the second quarter of 2009, compared to $303 thousand or $0.11 per diluted share in the second quarter of 2008. The increase in net income of $1.5 million was driven by increases in net interest income of $6.4 million and non-interest income of $2.1 million, which were partially offset by increases in non-interest expense of $6.3 million and income tax expense of $535 thousand. For the quarter, our growth in net interest income was the result of organic growth of $1.9 million coupled with the addition of the Tower Bank division’s net interest earning assets as a result of the merger that contributed $4.5 million to the growth. The increase in non-interest income was partially the result of the merger, which directly contributed $468 thousand to the growth of service charges on deposit accounts. Additionally we saw combined growth of other service charges and fees of $504 thousand mostly due to the addition of income from our trust services department and increased card interchange fees. The other primary contributions to the growth for the second quarter 2009 when compared to the same period of 2008 were gains on sale of mortgage loans, gains on the sales of equity securities and income earned on the cash surrender value of bank owned life insurance policies which increased $440 thousand, $301 thousand, and $283 thousand, respectively.

For the first half of 2009, we recognized an after-tax net loss of $47 thousand or ($.01) per diluted share, compared to net income of $826 thousand or $0.30 per diluted share for the same period in 2008. The decrease in net income was primarily the result of the FDIC special assessment of $580 thousand and the recognition of pre-tax merger related expenses of approximately $1.4 million. When excluding these two items from earnings on an after-tax basis, net income would have been $1.4 million or $0.36 per diluted share representing an increase in net income per diluted share of $0.06. Net interest income before loan loss provision increased $7.4 million during the first six months of 2009 compared to the same period in 2008. In addition to the net interest income contributed by the inclusion of the Tower Bank division’s operations which added $6.0 million, this growth was also driven by organic growth of net interest-earning assets. Non-interest income increased by $2.4 million due to increased commissions and fees as well as income generated from the bank owned life insurance policies. Non-interest expense, excluding merger related expenses, increased by $7.5 million primarily due to increases in compensation costs, occupancy expenses and other operating expenses incurred in order to support our continued growth of assets and deposits.

We experienced continued asset growth during the first half of 2009. At June 30, 2009, our assets totaled approximately $1.3 billion compared to $641.3 million at December 31, 2008. The increase includes $532.0 million of assets received in connection with the merger on March 31, 2009. The purchased assets were recorded at fair value on the merger date in accordance with relevant U.S. GAAP (GAAP). Excluding the assets received in the merger, our total assets grew by approximately $110.4 million or 34.4% on an annualized basis between December 31, 2008 and June 30, 2009.

Quarter Ended June 30, 2009 compared to the Quarter Ended June 30, 2008

Net Interest Income

Our major source of operating revenues is net interest income, which increased $6.4 million or 174.4% to approximately $10.1 million for the second quarter of 2009, as compared to approximately $3.7 million for the same period in 2008. The $6.4 million increase in net interest income includes $4.5 million as a result of the net contribution from interest-earning assets and interest-earning liabilities acquired in the merger on March 31, 2009. Excluding the effect of the merger, net interest income increased by $1.9 million or 51.9% over second quarter of 2008.

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue. Net interest income as a percentage of net interest income plus non-interest income was 78.7% for the quarter ended June 30, 2009, compared to 85.8% for the quarter ended June 30, 2008.

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

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We do not rely on brokered deposits to fund asset growth as demonstrated by the limited use of brokered deposits, which represent less than 4% of total deposits, on our consolidated balance sheet at June 30, 2009. In connection with our continued growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended June 30, 2009 as compared to the same period in 2008. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a 34% Federal tax rate. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Interest-earning assets:
Federal funds sold	$49,590	$21	0.17%	$10,588	$87	3.26%
Securities available for sale (1)	48,396	421	3.49%	33,216	234	2.79%
Loans	1,022,627	15,252	5.98%	471,433	7,411	6.24%

Total interest-earning assets	1,120,614	15,694	5.62%	515,238	7,732	5.95%

Other assets	120,611			22,997
Total assets	$1,241,224			$538,234

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$527,468	2,128	1.62%	$103,262	541	2.08%
Time deposits	391,826	2,766	2.83%	278,434	3,120	4.45%
Borrowings	73,975	653	3.54%	57,754	378	2.60%

Total interest-bearing liabilities	993,269	5,547	2.24%	439,450	4,039	3.65%

Demand deposits	85,803			31,633
Other liabilities	50,906			14,227
Stockholders’ equity	111,246			52,924

Total liabilities and stockholders’ equity	$1,241,224			$538,234

Net interest spread			3.38%			2.31%
Net interest income and interest rate margin FTE		10,147	3.63%		3,693	2.85%

Tax equivalent adjustment		(34)			(7)

Net interest income		10,113			3,686

Ratio of average interest-earning assets to average interest-bearing liabilities	112.8%			117.2%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 34%

Additional information

Average loan balances include non-accrual loans.

Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended
	June 30, 2009 vs. June 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold	$641	$(707)	$(66)
Investment securities	121	66	187
Loans	10,666	(2,825)	7,841

Total interest income	11,428	(3,466)	7,962

Interest expense:
Interest-bearing non-maturity deposits	2,707	(1,120)	1,587
Time deposits	6,140	(6,494)	(354)
Borrowings	120	155	275

Total interest expense	8,967	(7,459)	1,508

Net interest income	$2,461	$3,993	$6,454

Interest income increased approximately $7.9 million, or 102.7%. This increase was caused by approximately $605.4 million or 117.5% increase in the average balance of interest-earning assets, which resulted in approximately $11.4 million increase to interest income. This increase was partially offset by a 34 basis point reduction in average rates that resulted in a reduction of interest income of approximately $3.5 million. Currently, we are committed to improving the average rate on loans through the use of interest rate floors, where possible, in our existing and new variable rate commercial loan portfolios.

Average yields on loans decreased 26 basis points or 4.0%, from 6.24% during the second quarter of 2008 to 5.98% during the second quarter of 2009. The decrease is reflective of the reduced interest rate environment from June 30, 2008 to June 30, 2009. During this period, the Federal Reserve reduced the intended federal funds rate by 225 basis points from 2.47% at June 30, 2008 to 0.22% at June 30, 2009. This rate decrease, resultantly, placed downward pressure on the prime rate and all other lending rates, further adding to the reduced interest rate environment. Average yields did not decrease as severely as the reduction in the aforementioned rates since fixed rate loans, which represent approximately 21% of total loans held at June 30, 2009, do not reprice when short-term rates declined. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 83% of our variable rate loans at June 30, 2009 contain interest rate floors.

Interest expense increased $1.5 million, or 37.3% during the second quarter of 2009 compared to the same period in 2008. This increase was caused by approximately $553.8 million or 126.0% increase in the average balance of interest-bearing liabilities, which resulted in approximately $9.0 million increase to interest expense. This increase was predominately offset by a 141 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $7.5 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts, time deposits, and borrowings.

In future periods, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, and the continued repricing of our interest bearing deposit portfolio into lower rate products. Any significant changes such as rapid movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future.

We manage our risk associated with changes in interest rates through the techniques described in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The following table presents the activity in the allowance for loan losses:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Balance at beginning of period	$7,761	$4,898
Provision for loan losses	650	475
Charge-offs	(612)	(183)
Recoveries	24	—
Net charge-offs	(588)	(183)

Balance at end of period	$7,823	$5,190

We continue to operate in a challenging economic environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration the growth of our loan portfolio, the status of the current economic environment and the results of management’s risk assessment process over loans. The provision for loan losses for the three months ended June 30, 2009 totaled approximately $650 thousand, an increase of approximately $175 thousand compared to the same period in 2008. The loan charge-offs during the three months ended June 30, 2009 consisted of 15 loans totaling $612 thousand or 0.06% of average loans for the second quarter of 2009. These charge-offs, net of recoveries, included $389 thousand of commercial loans, $166 thousand of residential loans and $33 thousand of consumer loans. Our allowance for loan loss as a percentage of loans was 0.77% at June 30, 2009, compared to 1.06% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss on purchased loans and incorporating a credit fair value adjustment to these loans. As a result, our allowance for credit losses, which included our allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.58% at June 30, 2009 compared to 1.06% at December 31, 2008. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

An adjustment was made to reflect the elimination of the acquired company’s allowance for loan loss required by applying purchase accounting under FAS 141R As a result, the purchased loan portfolio was evaluated based on risk characteristics and other credit and market data by loan type to determine a credit risk component to the fair value of loans purchased. The purchased loan balance was reduced by the aggregate amount of the credit component in determining the fair market value of loans purchased. The credit component does not account for purchased loans that are deemed to be impaired under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses the accounting for the differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans, including those acquired in a business combination, if those differences are attributable, at least in part, to credit quality considerations and a credit quality fair value adjustment. We evaluated the purchased loan portfolio and identified 36 loans that met the criteria under SOP 03-3. Accordingly, these loans were written down at the date of the merger to the amount of cash flows that are expected to be collected on each of these loans. As a result of amortizing these loan fair value adjustments, the Company recognized $316 thousand in interest income during the quarter ended June 30, 2009.

Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at June 30, 2009. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at June 30, 2009. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

Non-interest income was approximately $2.7 million and $609 thousand for the three-months ended June 30, 2009 and 2008, respectively.

The following table presents the components of non-interest income:

	June 30,	June 30,	Increase (Decrease)
	2009	2008	$	%
Service charges on deposit accounts	$664	$188	$476	253.19%
Other service charges, commissions and fees	739	235	504	214.47%
Gain on sale of mortgage loans originated for sale	581	141	440	312.06%
Gain on sale of other interest earnings assets	311	43	268	623.26%
Income from bank owned life insurance	283	—	283	N/A
Other income	168	2	166	8,300.00%

Total non-interest income	$2,746	$609	$2,137	350.90%

The $2.1 million or 350.9% increase in total non-interest income is mostly attributable to increases in other service charges and fees, gains on sales of mortgage loans originated for sale, gains on the sales of equity securities, and income recognized on the cash surrender value of bank owned life insurance, which increased $504 thousand, $440 thousand, $301 thousand and $283 thousand, respectively. As a result of the merger, service charges on deposit accounts directly related to the Tower Bank division’s branches contributed $446 thousand to the overall change in service charges on deposit accounts. The majority of the increase in the other service charges and fees relates to debit card fees and trust services income which grew by $235 thousand and $152 thousand for the second quarter 2009 when compared to the same period in 2008. The gains on sale of the equity securities relates to the results of management’s focus to realign the holdings within equity investment portfolio obtained through the merger with our overall investment strategy by shifting the investments in higher-risk equity securities to more stable investments with less exposure to market volatility.

Non-Interest Expense

Non-interest expense was approximately $9.7 million and $3.4 million for the three-months ended June 30, 2009 and 2008, respectively. Excluding the effects of merger expenses of approximately $106 thousand associated with the consummation of the merger, non-interest expense for the second quarter would have amounted to approximately $9.6 million, up approximately $6.2 million or 184.8% from $3.4 million for the same period in 2008. The $6.2 million increase is mostly attributable to increases in salary and employee benefits, occupancy and equipment expense, FDIC insurance premiums, data processing expenses, and other operating expenses.

The following table presents the components of non-interest expenses:

	June 30,	June 30,	Increase (Decrease)
	2009	2008	$	%
Salaries and employee benefits	$4,769	$2,000	$2,769	138.45%
Occupancy and equipment	1,470	544	926	170.22%
FDIC insurance premiums	731	66	665	1,007.58%
Advertising and promotion	141	72	69	95.83%
Data processing	592	163	429	263.19%
Professional service fees	284	151	133	88.08%
Other operating expenses	1,588	366	1,222	333.88%
Merger related expenses	106	—	106	n/a

Total non-interest expenses	$9,681	$3,362	$6,319	187.95%

Salary and employee benefits increased $2.8 million or 138.5%. Salaries increased by $2.3 million while employee benefits increased by $480 thousand. As a result of the merger, salaries and employee benefits directly related to Tower Bank branches for the second quarter contributed approximately $978 thousand to the increase in salary and benefit expenses for the quarter ended June 30, 2009. The remaining increased level of salary expense was driven by personnel costs in connection with our branch expansion into York, Pennsylvania in May 2008, Ephrata, Pennsylvania in July 2008, and State College, Pennsylvania in October 2008. In addition, we added a commercial lending team in Lebanon, Pennsylvania during 2008, deepened the back office operations staffing to support growth, and incurred general merit increases for all eligible employees between June 30, 2008 and June 30, 2009.

Occupancy and equipment expense increased $926 thousand or 170.2%. The increase was predominately related to the additional expense attributable to the Tower Bank division’s branches which contributed $716 thousand in building and lease expense. The remaining building and lease expense increase related to the addition of three branch offices during 2008.

Professional service expenses increased $133 thousand or 88.1% and data processing expense increased $429 thousand or 263.2%. These increases are directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank, including the Merger, between June 30, 2008 and June 30, 2009.

Other operating expenses increased $1.2 million or 333.9%. The portion of the increase that can be attributed directly to the Tower Bank branches equaled $234 thousand for the quarter ended June 30, 2009. The remaining increase was primarily due to increases in telephone and postage expense, directors’ fees, the amortization of intangible assets and debt extinguishment charges of $179 thousand, $94 thousand, $177 thousand, and $119 thousand, respectively. The amortization of intangible assets relates to the amortization of the core deposit intangible asset recognized as a result of the Merger. The debt extinguishment charge relates to the debt fair value discount recognized on the FHLB borrowings obtained through the Merger that had subsequently been paid-off during the second quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At June 30, 2009, we had approximately $830.5 million in FDIC-insured deposits.

The FDIC has also imposed a special assessment on all FDIC-insured banks based on total assets and Tier 1 capital as of June 30, 2009. As such, FDIC-insured institutions subject to the special assessment accrued the liability in their second quarter results (i.e. the quarter ending June 30, 2009 for calendar year end companies). Furthermore, the FDIC has the authority, after June 30, 2009, to impose additional emergency assessments on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that is believes would adversely affect public confidence or a level which would be close to zero or negative at the end of a calendar quarter. At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our future earnings. At June 30, 2009 the Company estimated the special FDIC assessment to be $580 thousand and has accrued that expense in the statement of operations for the second quarter ended June 30, 2009. This special assessment accounts for the majority of the change in the FDIC insurance premiums expense for the second quarter 2009 compared to the same period of 2008.

In connection with the merger, we have identified certain operating cost savings where we will be able eliminate redundancies in various operational functions including system and personnel costs. During June 2009, we converted the existing systems of the former separate bank subsidiaries to one core operating system which will result in future savings relating to data processing, salary and benefit costs, and other operational costs. As a result of the timing of the system conversion, the second quarter of 2009 does not reflect the full amount of anticipated cost savings associated with the Merger. Management expects the third quarter of 2009 to reflect further cost savings related to the combination of the operating systems of the two bank divisions.

Income Tax Expense

Income tax expense was $690 thousand and $155 thousand for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate for the second quarter of 2009 was 27.3%. The effective tax rate was negatively impacted by the non-deductibility of certain merger expenses, but slightly more positively impacted by tax free income generated by the purchase of bank owned life insurance and earnings from tax-exempt securities. Our effective tax rate was 33.8% for the three months ended June 30, 2008. The statutory tax rate for both periods was 34.0%.

Six Months Ended June 30, 2009 compared to the Ended June 30, 2008

Net Interest Income

Net interest income increased $7.4 million or 103.3% to approximately $14.5 million for the first half of 2009, as compared to approximately $7.1 million for the same period in 2008. The $7.4 million increase in net interest income includes $4.5 million as a result of the net contribution from interest-earning assets and interest-earning liabilities acquired in the Merger on March 31, 2009. Excluding the effect of the merger, net interest income increased by $2.8 million or 39.7% over the six months ended June 30, 2008.

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue. Net interest income as a percentage of net interest income plus noninterest income was 79.7% for the six month period ended June 30, 2009, compared to 85.1% for the same period of 2008.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended June 30, 2009 as compared to the same period in 2008. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a 34% Federal tax rate. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Interest-earning assets:
Federal funds sold	$31,634	27	0.17%	$11,387	174	3.06%
Securities available for sale (1)	34,108	556	3.29%	31,742	559	3.53%
Loans	804,203	23,540	5.90%	441,106	14,412	6.55%

Total interest-earning assets	869,944	24,123	5.59%	484,235	15,145	6.29%

Other assets	75,188			15,657
Total assets	$945,133			$499,892

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$378,935	3,475	1.85%	$100,929	1,213	2.41%
Time deposits	329,753	5,182	3.17%	260,351	6,088	4.69%
Borrowings	60,227	939	3.14%	50,888	706	2.78%

Total interest-bearing liabilities	768,915	9,596	2.52%	412,168	8,007	3.91%

Demand deposits	64,926			29,121
Other liabilities	32,430			5,470
Stockholders’ equity	78,862			53,133

Total liabilities and stockholders’ equity	$945,133			$499,892

Net interest spread			3.08%			2.38%
Net interest income and interest rate margin FTE		14,527	3.37%		7,138	2.96%

Tax equivalent adjustment		(40)			(13)

Net interest income		14,487			7,125

Ratio of average interest-earning assets to average interest-bearing liabilities	113.1%			117.5%

Additional information

Average loan balances include non-accrual loans.

Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Six Months Ended
	June 30, 2009 vs. June 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold	$477	$(624)	$(147)
Investment securities	105	(108)	(3)
Loans	14,960	(5,832)	9,128

Total interest income	15,543	(6,565)	8,978
Interest expense:
Interest-bearing non-maturity deposits	3,476	(1,214)	2,262
Time deposits	4,348	(5,254)	(906)
Borrowings	136	97	233

Total interest expense	7,961	(6,372)	1,589

Net interest income	$7,582	$(193)	$7,389

Interest income increased approximately $9.0 million, or 59.2%. This increase was caused by approximately $385.7 million or 79.7% increase in the average balance of interest-earning assets, which resulted in approximately $15.5 million increase to interest income. This increase was partially offset by a 70 basis point reduction in average rates that resulted in a reduction of interest income of approximately $6.6 million. Currently, we are committed to improving the average rate on loans through the use of interest rate floors, where possible, in our existing and new variable rate commercial loan portfolios.

Average yields on loans decreased 65 basis points or 9.9%, from 6.55% during the first half of 2008 to 5.90% during the first half of 2009. As mentioned above, the decrease is reflective of the reduced interest rate environment from June 30, 2008 to June 30, 2009. During this period, the Federal Reserve reduced the intended federal funds rate by 225 basis points from 2.47% at June 30, 2008 to 0.22% at June 30, 2009. This rate decrease, resultantly, placed downward pressure on the prime rate and all other lending rates, further adding to the reduced interest rate environment. Average yields did not decrease as severely as the reduction in the aforementioned rates since fixed rate loans, which represent approximately 21% of total loans held at June 30, 2009, do not reprice when short-term rates declined. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 83% of our variable rate loans at June 30, 2009 contain interest rate floors.

Interest expense increased $1.6 million, or 19.9% during the six months ended June 30, 2009 compared to the same period in 2008. This increase was caused by approximately $356.7 million or 86.6% increase in the average balance of interest-bearing liabilities, which resulted in approximately $8.0 million increase to interest expense. This increase was predominately offset by a 139 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $6.4 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts, time deposits, and borrowings.

In future periods, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, and the continued repricing of our interest bearing deposit portfolio into lower rate products. Any significant changes such as rapid movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future.

We manage our risk associated with changes in interest rates through the techniques described in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The following table presents the activity in the allowance for loan losses:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Balance at beginning of period	$6,017	$4,148
Provision for loan losses	3,016	1,225
Charge-offs	(1,234)	(183)
Recoveries	24	—
Net charge-offs	(1,210)	(183)

Balance at end of period	$7,823	$5,190

Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration the growth of our loan portfolio, the status of the current economic environment and the results of management’s risk assessment process over loans. The provision for loan losses for the six months ended June 30, 2009 totaled approximately $3.0 million, an increase of approximately $1.8 million compared to the same period in 2008. The loan charge-offs during the six months ended June 30, 2009 consisted of 22 loans totaling $1.2 million. These charge-offs, net of recoveries, included $838 thousand of commercial loans, $310 thousand of residential loans and $86 thousand of consumer loans. Our allowance for loan loss as a percentage of loans was 0.77% at June 30, 2009, compared to 1.06% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss on purchased loans and incorporating a credit fair value adjustment to these loans. As a result, our allowance for credit losses, which included our allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.58% at June 30, 2009 compared to 1.06% at December 31, 2008. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

An adjustment was made to reflect the elimination of the acquired company’s allowance for loan loss required by applying purchase accounting under FAS 141R As a result, the purchased loan portfolio was evaluated based on risk characteristics and other credit and market data by loan type to determine a credit risk component to the fair value of loans purchased. The purchased loan balance was reduced by the aggregate amount of the credit component in determining the fair market value of loans purchased. The credit component does not account for purchased loans that are deemed to be impaired under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses the accounting for the differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans, including those acquired in a business combination, if those differences are attributable, at least in part, to credit quality considerations and a credit quality fair value adjustment. We evaluated the purchased loan portfolio and identified 36 loans that met the criteria under SOP 03-3. Accordingly, these loans were written down at the date of the merger to the amount of cash flows that are expected to be collected on each of these loans. As a result of amortizing these loan fair value adjustments, the Company recognized $316 thousand in interest income during the six months ended June 30, 2009.

Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at June 30, 2009. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at June 30, 2009. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

Non-interest income was approximately $3.7 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the components of non-interest income:

	June 30,	June 30,	Increase (Decrease)
	2009	2008	$	%
Service charges on deposit accounts	$881	$368	$513	139.40%
Other service charges, commissions and fees	896	384	512	133.33%
Gain on sale of mortgage loans originated for sale	848	257	591	229.96%
Gain on sale of other interest earnings assets	311	163	148	90.80%
Income from bank owned life insurance	442	—	442	N/A
Other income	316	77	239	310.39%

Total non-interest income	$3,694	$1,249	$2,445	195.76%

The $2.4 million or 195.8% increase in total non-interest income is mostly attributable to increases in service charges on deposit accounts, other service charges and fees, gains on sales of mortgage loans originated for sale, and income recognized on the cash surrender value of bank owned life insurance, which increased $513 thousand, $512 thousand, $591 thousand and $442 thousand, respectively. As a result of the merger, service charges on deposit accounts directly related to the Tower Bank division’s branches contributed $461 thousand to the overall change in service charges on deposit accounts. The majority of the increase in the other service charges and fees relates to debit card fees and trust services income which grew by $254 thousand and $152 thousand for the first half of 2009 when compared to the same period in 2008. The increase in gains on sale of mortgage loans is the direct result of increased volume of loans sold into the secondary market and sales at our Graystone Mortgage, LLC subsidiary, which has benefited from the recent residential refinancing boom, however, we have also experienced increases in residential mortgages for new home purchases during the first six months of 2009 compared to the same year ago period. The majority of the change in other income relates to the income generated from the increase in the cash surrender value of the bank owned life insurance policies.

Non-Interest Expense

Non-interest expense was approximately $15.5 million and $6.6 million for the six-months ended June 30, 2009 and 2008, respectively. Excluding the effects of merger expenses of approximately $1.4 million associated with the consummation of the merger of equals transaction, non-interest expense for the second quarter would have amounted to approximately $14.0 million, up approximately $7.5 million or 114.1% from $6.6 million for the same period in 2008. The $7.5 million increase is mostly attributable to increases in salary and employee benefits, occupancy and equipment expense, FDIC insurance premiums, data processing expenses, and other operating expenses.

The following table presents the components of non-interest expenses:

	June 30,	June 30,	Increase (Decrease)
	2009	2008	$	%
Salaries and employee benefits	$7,286	$3,948	$3,338	84.55%
Occupancy and equipment	2,202	1,050	1,152	109.71%
FDIC insurance premiums	911	126	785	623.02%
Advertising and promotion	218	139	79	56.83
Data processing	787	305	482	158.03%
Professional service fees	538	304	234	76.97%
Other operating expenses	2,101	687	1,414	205.82%
Merger related expenses	1,412	—	1,412	n/a

Total non-interest expenses	$15,455	$6,559	$8,896	135.63%

Salary and employee benefits increased $3.3 million or 84.6%. Salaries increased by $2.9 million while employee benefits increased by $481 thousand. As a result of the merger, salaries and employee benefits directly related to Tower Bank branches for the first half of 2009 contributed approximately $978 thousand to the increase in salary and benefit expenses. The remaining increased level of salary expense was driven by personnel costs in connection with our branch expansion into York, Pennsylvania in May 2008, Ephrata, Pennsylvania in July 2008, and State College, Pennsylvania in October 2008. In addition, we added a commercial lending team in Lebanon, Pennsylvania during 2008, deepened the back office operations staffing to support growth, and incurred general merit increases for all eligible employees between June 30, 2008 and June 30, 2009.

Occupancy and equipment expense increased $1.2 million or 109.7%. The increase was predominately related to the additional expense attributable to the Tower Bank division’s branches which contributed $716 thousand to building and lease expense. The remaining building and lease expense increase related to the addition of three branch offices during 2008.

Data processing expense increased $482 thousand or 158.0%. These increases are directly related to increased data processing costs given the rapid growth in the Bank, including the Merger, between June 30, 2008 and June 30, 2009.

Other operating expenses increased $1.4 million or 205.8%. The portion of the increase that can be attributed directly to the Tower Bank branches equaled $234 thousand for the six months ended June 30, 2009. The remaining increase was primarily due to increases in telephone and postage expense, directors’ fees, the amortization of intangible assets and debt extinguishment charges of $236 thousand, $122 thousand, $177 thousand, and $119 thousand, respectively. The amortization of intangible assets relates to the amortization of the core deposit intangible asset recognized as a result of the Merger. The debt extinguishment charge relates to the debt fair value discount recognized on the FHLB borrowings obtained through the Merger that had subsequently been paid-off during the second quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At June 30, 2009, we had approximately $830.5 million in FDIC-insured deposits.

The FDIC has also imposed a special assessment on all FDIC-insured banks based on total assets and Tier 1 capital as of June 30, 2009. As such, FDIC-insured institutions subject to the special assessment accrued the liability in their second quarter results (i.e. the quarter ending June 30, 2009 for calendar year end companies). Furthermore, the FDIC has the authority, after June 30, 2009, to impose additional emergency assessments on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that is believes would adversely affect public confidence or a level which would be close to zero or negative at the end of a calendar quarter. At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our future earnings. At June 30, 2009 the Company estimated the special FDIC assessment to be $580 thousand and has accrued that expense in the statement of operations for the second quarter ended June 30, 2009. This special assessment accounts for the majority of the change in the FDIC insurance premiums expense for the second quarter 2009 compared to the same period of 2008.

In connection with the merger, we have identified certain operating cost savings where we will be able eliminate redundancies in various operational functions including system and personnel costs. During June 2009, we converted the existing systems of the former separate bank subsidiaries to one core operating system which will result in future savings relating to data processing, salary and benefit costs, and other operational costs. As a result of the timing of the system conversion, the second quarter of 2009 does not reflect the full amount of anticipated cost savings associated with the Merger. Management expects the third quarter of 2009 to reflect further cost savings related to the combination of the operating systems of the two bank divisions.

Income Tax Benefit

Income tax benefit was $243 thousand and $236 thousand for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rate for the second quarter of 2009 was a benefit of 83.8%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance and earnings from tax-exempt securities as well as a partial release of $92 thousand related to a previously established valuation allowance associated with deferred tax assets for losses on equity securities, for which the tax benefits were realized during the period. Our effective tax rate was a benefit of 40.0% for the six months ended June 30, 2008 as a result of the release of a valuation allowance of $434 thousand established during 2007 related to the estimated ability of the Company to recover net operating loss benefits in future periods. The statutory tax rate for both periods was 34.0%.

Financial Condition

Total Assets

Total assets increased by $631.5 million, or 98.5%, to $1.3 billion at June 30, 2009 as compared to $641.3 million at December 31, 2008. The increase includes $532.0 million of assets received in connection with the merger on March 31, 2009. Excluding the assets received in the merger, our total assets grew by approximately $110.4 million or 34.4% on an annualized basis between December 31, 2008 and June 30, 2009.

Loans, net

Our gross loan balance grew by $446.4 million, or 78.6%, to $1.0 billion during the first half of 2009. The increase includes $418.7 million of loans purchased in the merger on March 31, 2009. Excluding the fair value of loans purchased in the merger, our total gross loans grew by approximately $27.6 million or 9.7% on an annualized basis between December 31, 2008 and June 30, 2009.

This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our primary market areas. See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at June 30, 2009 and the changes from December 31, 2008:

	June 30,	December 31,	Increase/(Decrease)
	2009	2008	$	%
Commercial	$714,483	$508,744	$205,739	40.4%
Consumer & other	86,979	54,084	32,895	60.8%
Mortgage	212,791	5,123	207,668	4053.6%

Total Loans	1,014,253	567,951	446,302	78.6%
Deferred costs (fees)	(181)	(229)	48	-21.0%
Allowance for loan losses	(7,823)	(6,017)	(1,806)	30.0%

Net Loans	$1,006,249	$561,705	$444,544	79.1%

The increase in mortgage loans of $207.7 million between December 31, 2008 and June 30, 2009 is predominately mortgage loans acquired in the merger. The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 70.4% and 89.6% of total loans at June 30, 2009 and December 31, 2008, respectively. In addition, we have $92.6 million in loan participations without recourse to unaffiliated banks through June 30, 2009, where we maintain the servicing rights with these relationships. We have not purchased any loans from other banks during the periods presented. We expect continued loan growth during the remainder of 2009, as we focus on serving the credit needs of our market areas, while exercising prudent underwriting standards considering the economic uncertainties that are expected to continue. However, due to uncertain economic conditions and the continued recession resulting in lower levels of loan demand, we expect that loan growth may be slower than historically experienced.

The table below sets forth, for the periods indicated, information with respect to our non-accrual loans, accruing loans greater than 90 days past due, total nonperforming loans, other real estate owned, total nonperforming assets, and selected asset quality ratios.

	June 30, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$4,959	$1,366
Accruing loans greater than 90 days past due	1,299	104

Total non-performing loans	6,258	1,470

Other real estate owned	484	—

Total non-performing assets	6,722	1,470
Allowance for Loan Losses	7,823	6,017
Credit fair value adjustment on loans purchased	8,211	—

Allowance for credit losses	$16,034	$6,017

Non-performing assets to total assets	0.53%	0.23%
Non-performing loans to period end loans	0.62%	0.26%
Allowance for loan losses to period end loans	0.77%	1.06%
Allowance for credit losses to period end loans	1.58%	1.06%

Allowance for loan losses to non-performing loans	125.01%	409.32%
Allowance for credit losses to non-performing loans	256.22%	409.32%

The accounting estimates for loan losses are subject to changing economic conditions. At June 30, 2009, the non-accrual loans totaled $4.9 million compared to $1.4 million at December 31, 2008. Excluding the non-accrual loans purchased through the Merger of $3.1 million, non-accrual loans equaled $1.8 million at June 30, 2009 compared to $1.4 million at December 31, 2008. When analyzing the non-accrual loans on an individual basis, there are no individual non-accrual loans with an outstanding balance of greater than $1.0 million. Of the $4.9 million of non-accrual loans at June 30, 2009, $2.9 million or 59.2% related to commercial real estate loans, $742 thousand or 15.0% to commercial and industrial loans, $519 thousand or 9.6% to consumer loans and $803 million or 16.2% to mortgage loans. Of these non-performing loans, management has determined no loans to be impaired at June 30, 2009. The Loan Committee and Management have performed a detailed review of the non-performing loans and of their related collateral and believe the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. During the first half of 2009, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of residential real estate values as a result of an economic downturn. A majority of the credit defaults experienced throughout the industry have been related to “subprime” loans, and loans with low introductory rates that reset to market or above-market rates after a set introductory period. Since we have avoided these types of loan products, we have experienced a relatively low percentage of non-performing loans when compared to the total amount of loans.

Securities Available for Sale

At June 30, 2009, total available for sale securities were $50.9 million, an increase of $31.0 million from total available for sale securities of $19.9 million at December 31, 2008. The securities available for sale portfolio at December 31, 2008 consisted entirely of U.S. Government agency securities and municipal bonds of $19.9 million, of which $6.5 million matured or was called during the first six months of 2009. As a result of the merger, we acquired available for sale securities with a fair value balance of $49.4 million. These securities included $38.1 million of primarily debt securities and $11.3 million of equities, most of which are investments in banks, bank holding companies and financial institutions. Since March 31, 2009, we have purchased debt securities and sold various debt and equity securities to realign the holdings within equity investment portfolio obtained through the merger with our overall investment strategy by shifting the investments in higher-risk equity securities to more stable investments with less exposure to market volatility.

Subsequent to the merger, we sold a portion of the equity portfolio held at the holding company, which resulted in a net gain on sale of securities of $301 thousand. As of June 30, 2009, the fair value of our equity portfolio has decreased by $7.1 million. Many of the equity securities held in the portfolio are financial institutions that are highly illiquid due to the nature of the institution and the manner in which shares are offered into the market. The portfolio was marked to fair value on June 30, 2009 under FASB Statement 157 Fair Value Measurements (FAS 157) resulting in a fair value of $4.1 million; We do hold certain equity securities where the shares owned are in excess of the average daily trading volume. These securities, if determined to be traded in an active market under FAS 157, shall be measured within Level 1 as the product of the quoted price for the individual instrument times the quantity held. The quoted price shall not be adjusted because of the size of the position relative to trading volume (blockage factor). The use of a blockage factor is prohibited, even if a market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price. We plan to liquidate the portfolio in an orderly, but timely, fashion in an attempt to minimize volatility to future earnings. Considering the current volatility in the financial services industry and the fair value determinations made in accordance with FAS 157, we continue to expect to recognize gains and losses through the statement of operations as a result of the difference between the fair value of these securities and the proceeds recognized upon the sale of these securities.

Bank-owned Life Insurance

In July 2008, we purchased a bank-owned life insurance (“BOLI”) policy for $12 million as a means to generate tax-free income and reduce our effective tax rate. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage to the Company. In connection with the merger, we acquired an additional $12.4 million in cash surrender value of BOLI. At June 30, 2009, the total cash surrender value of the BOLI was $24.0 million. The proceeds are used to offset a portion of current and future employee benefit costs.

Deposits

Total deposits at June 30, 2009 were $1.1 billion, an increase of $537.6 million from total deposits of $525.5 million at December 31, 2008. The increase includes $410.2 million of deposits assumed in connection with the merger on March 31, 2009. Excluding the deposits assumed in the merger, our total deposits grew by approximately $127.4 million or 48.5% on an annualized basis between December 31, 2008 and June 30, 2009.

The table below displays the increases in deposits by type at June 30, 2009 as compared to December 31, 2008.

	June 30, 2009		December 31, 2008		Increase/(Decrease)
	Amount	%	Amount	%	$	%
Non-interest bearing transaction accounts	$96,514	9.1%	$42,466	8.1%	54,048	127.27%
Interest checking accounts	109,144	10.3%	19,060	3.6%	90,084	472.63%
Money market accounts	355,506	33.4%	120,625	23.0%	234,881	194.72%
Savings accounts	109,582	10.3%	49,310	9.4%	60,272	122.23%
Time deposits of $100,000 or greater	122,269	11.5%	207,935	39.6%	(85,666)	(41.20%)
Time deposits, other	270,019	25.4%	86,074	16.4%	183,945	213.71%

Total deposits	$1,063,034	100%	$525,470	100%

The most significant increase in deposit type was in money market accounts, which represented 33.4% of total deposits at June 30, 2009 compared to 23.0% of total deposits at December 31, 2008. This increase is the result of management efforts to grow more stable deposits at a lower cost than higher-cost time deposits. The money market accounts include $10.2 million and $11.4 million of brokered money market deposits at June 30, 2009 and December 31, 2008, respectively. Time deposits represent 36.9% of total deposits at June 30, 2009 compared to 56% of total deposits at December 31, 2008. The time deposits include $24.1 and $52.2 million of brokered certificates of deposit at June 30, 2009 and December 31, 2008, respectively. Overall, total brokered deposits were $35.1 million or approximately 3.3 % of our total deposits at June 30, 2009.

The average balances and weighted average rates paid on deposits for the first six months of 2009 and 2008 are presented in the table below:

	June 30, 2009		June 30, 2008		Increase (Decrease) in average balances
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Non-interest bearing transaction accounts	$64,926	N/A	$29,121	N/A	35,805	123.0%
Interest checking accounts	32,729	0.93%	28,377	1.70%	4,352	15.3%
Money market accounts	273,131	1.88%	53,754	2.72%	219,377	408.1%
Savings accounts	75,910	2.07%	18,799	2.60%	57,111	303.8%
Time deposits, other	329,920	3.17%	260,351	4.69%	69,569	26.7%

Total	$776,616	2.25%	$390,402	3.75%	386,214	98.9%

As reflected above, we have decreased the average rate on our total deposits by 150 basis points between the first half of 2008 and the first half of 2009. Although we operate in a very competitive environment for deposits, we have been able to grow our deposits from an average of $390.4 million to $776.6 million between the six months ended June 30, 2008 and the six months ended June 30, 2009 as a result of acquisition-related growth and organic growth.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased $7.5 million from December 31, 2008 to June 30, 2009. At December 31, 2008, short-term borrowings also included a $10 million advance from the Federal Home Loan Bank of Pittsburgh that was retired in the first quarter of 2009. At June 30, 2009, short-term borrowings consist of three lines of credit with unaffiliated banks of $8.2 million, which had an aggregate outstanding balance of $7.2 million. As a result of the merger, we assumed $6.4 million of short-term outstanding borrowings, of which $2.5 million was retired as of June 30, 2009. An additional $1.3 million of short-term borrowings were retired during the first six months of 2009. The lines of credit with unaffiliated banks are payable on demand or have short-term maturities. We are using the proceeds from the sale of equity securities to retire a portion of the short-term debt.

Long-term debt increased by $39.4 million from December 31, 2008 to June 30, 2009. At June 30, 2009, long-term debt consisted of $59.4 million in advances from the FHLB that had a maturity of greater than one year and $9.0 million of subordinated debt issued in June 2009. As a result of the merger, we assumed $31.9 million of long-term debt of which $1.5 million has been retired. The total average rate incurred on borrowings for the second quarter of 2009 was 3.54% compared to an average rate of 2.52% for the fiscal year ending December 31, 2008.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity increased $56.9 million or 103.8%, from $54.8 million at December 31, 2008 to $111.7 million at June 30, 2009. The increase was due to $57.9 million of equity received in the merger on March 31, 2009, offset by a decrease in our total stockholder’s equity of $1.0 million. The increase of $56.9 million was the addition of approximately $45.8 million in net assets and $12.1 million of goodwill generated as a result of the merger on March 31, 2009. The decrease can be primarily attributed to the declaration of a $1.4 million dividend to our stockholders which increased our accumulated deficit, offset by an increase in additional paid-in capital of approximately $800 thousand. The increase in additional paid-in capital is the direct result of recognizing compensation expense associated with the vesting of stock compensation.

The Company is subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the our consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2009, the Company and the Bank met the minimum requirements. In addition, capital ratios of the Company and the Bank exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

On June 12, 2009, the Company issued, to private investors, $9,000 of subordinated notes bearing an annual interest rate of 9.00%. The Company has contributed the net proceeds from the sale of the notes to the Company’s wholly-owned subsidiary, Graystone Tower Bank, as equity capital to support the Bank’s continued growth, including ongoing lending activities in its local markets. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, to the extent permitted. It is expected that in accordance with applicable regulatory treatment one-fifth of the original principal amount of the Notes will be excluded each year from Tier 2 capital during the last five years prior to maturity.

The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

Graystone Tower Bank	June 30, 2009	December 31, 2008	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	11.34%	10.80%	8.00%
Tier I Capital (to Risk Weighted Assets)	10.59%	9.80%	4.00%
Tier I Capital (to Average Assets)	9.01%	9.20%	4.00%

Tower Bancorp, Inc.	March 31, 2009	December 31, 2008	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	10.87%	10.10%	8.00%
Tier I Capital (to Risk Weighted Assets)	9.25%	9.10%	4.00%
Tier I Capital (to Average Assets)	7.84%	8.50%	4.00%

Management believes, as of June 30, 2009, that Tower Bancorp, Inc. and Graystone Tower Bank met all capital adequacy requirements to which it is subject.

Our subsidiary bank, Graystone Tower Bank, is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the merger, $24.4 million of accumulated earnings related to the pre-merger retained earnings of Tower Bancorp, Inc., were transferred and reclassified into additional paid-in capital. Based on the approval from the Pennsylvania Department of Banking, this amount is available for cash dividends and may be declared and paid in future periods. During the second quarter of 2009, the Company declared a dividend of $0.28 per share which totaled $1.4 million.

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

As of June 30, 2009, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh of approximately $327 million of which approximately $59.4 million was used in the form of borrowings. As of June 30, 2009, we had federal funds lines availability at three correspondent banks totaling $27.5 million. There were no funds drawn upon these facilities as of June 30, 2009.

We participate in obtaining wholesale funding sources in addition to core demand deposits. As of June 30, 2009, we had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits as an alternative source of funds in the amount of $24.9 million. We also participate in a brokerage sweep program that provides for the deposit of funds with the benefit of insurance from the FDIC. The balance of this funding as of June 30, 2009 was approximately $10.2 million. Brokered deposits, exclusive of CDARS reciprocal deposits accounted for approximately 1.0% and 8.5% of total deposits as of June 30, 2009 and December 31, 2008, respectively. Time deposits comprise approximately $392.3 million or 36.9% of our deposit liabilities. At June 30, 2009, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $137.0 million or 12.9% of total deposits. This compares to $42.5 million, or 8.1%, of total deposits, at December 31, 2008.

We maintained borrowings of approximately $7.2 million from unaffiliated banks at June 30, 2009. These borrowings are demand lines of credit and, therefore, future availability under these lines is subject to the policies of the unaffiliated banks and may be withdrawn at anytime.

Management is of the opinion that its liquidity position at June 30, 2009, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

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

The interest rate characteristics and maturity structure compositions of the loan portfolio at June 30, 2009 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristic	Percentage of Portfolio
Fixed-rate loans	21.4%
Adjustable-rate loans	42.3%
Variable-rate loans	36.3%

Total	100.0%

Maturity Structure	Percentage of Portfolio
One month or less	35.2%
Two to six months	6.0%
Six to twelve months	6.6%
One to two Years	10.7%
Two to three years	8.0%
Three to five years	23.6%
Greater than five years	9.9%

100.0%

As of June 30, 2009, we reported deposit liabilities of approximately $1.0 billion and securities sold under agreements to repurchase of approximately $8.5 million. Comparatively, we reported deposit liabilities of approximately $525.5 million and securities sold under repurchase agreements of approximately $8.4 million at December 31, 2008. Approximately $410.4 million of deposit growth during the first six months of 2009 was attributed to the merger. The remaining $127.5 million of growth was attributed to in-market deposit gathering.

The maturity structure of the time deposit portfolio as of June 30, 2009, is summarized below.

Certificates of Deposit Maturity Structure	Dollars (millions)	Percentage
One months or less	$46.2	11.8%
Over one month through one year	250.4	63.8%
Over one year through two years	40.9	9.5%
Over two years	54.8	14.9%

Total	$392.3	100.0%

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

At June 30, 2009, the balance sheet of the Company was liability sensitive with a gap ratio of approximately 82%. In large part, the liability sensitivity position of the Company was due to two factors. First, the Company increased the percentage of variable rate loans that are subject to interest rate floors. In the current interest rate environment, the variable rate loans that are subject to interest rate floors will not reprice upwards until such time as the indexed-rate of the loan plus its related spread exceeds the floor. Accordingly, this portion of the loan portfolio is not assumed to reprice immediately. Second, the Company has increased the money market component of its deposit portfolio as a means of strengthening on-balance sheet liquidity, acquiring lower cost in-market deposits, and addressing consumer demand for FDIC-insured liquid deposits. Many asset liability models, including that of Tower, assume that non-maturity deposits, including money market deposit accounts, disproportionately reprice within the one-year time period when computing periodic gap. Except for the degree of liability sensitivity as measured by gap analysis noted above, no material changes in our market risk or market strategy occurred during the quarter ended June 30, 2009. Further detail of market risk is provided under Part I, Item 3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Market Price Risk

As of June 30, 2009, our investment portfolio had a market value of approximately $57.2 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we had a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $4.1 million. At the bank level, Graystone Tower Bank had a portfolio with a market value of approximately $53.1 comprised of debt securities summarized below and certain restricted short-term investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2008, we had a portfolio with a market value of approximately $22.0 that was held at the bank level. This portfolio was comprised of government agency obligations, municipal obligations and certain restricted short-term investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. The significant growth in the investment portfolio of the bank and holding company are a result of the merger.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on our financial position or results of operations. The table below summarizes the portfolio as of June 30, 2009.

	Market Values (in thousands)
	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
Investment Portfolio of Graystone Tower Bank

U.S. Government Agency Obligations	$10,031	1,909	—	—	11,940

Mortgage-backed securities	503	2,038		9,968	12,509

State and Municipal Obligations	1,816	3,639	9,267	7,660	22,383

Other Securities: Note 1					6,254

Graystone Tower Bank Portfolio	$12,349	7,586	9,267	17,628	53,085

Investment Portfolio of Equity Securities held at holding company					$4,115

Total Investment Securities					$57,200

Note 1: Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on our financial position or results of operations. The Equity Portfolio was acquired as a result of the merger. As of June 30, 2009, the equity portfolio was comprised of 62 different equity securities of financial institutions. The total asset sizes of the financial institutions ranged from less than $250 million to financial institutions with assets of approximately $2.8 billion. The financial institutions are geographically diverse with concentrations in the mid-Atlantic and western states.

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

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Tower’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

Tower’s management is responsible for establishing and maintaining adequate internal control over financial reporting. During the quarter ended June 30, 2009, in conjunction with the integration of Tower and Graystone Financial Corp. (“Graystone”) following the merger that was effective March 31, 2009, Tower continued implementing or changing key procedures, systems, and personnel throughout the organization. The integration also provided for the enhancement of certain management and administrative personnel and staffing, as well as the implementation of certain credit administration, loan review, lending and other control policies and procedures throughout the entire Tower organization. Management believes that these changes will significantly remediate the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting, as filed with Tower’s annual report on Form 10-K for the year ended December 31, 2008. Additionally, in connection with the reverse merger, Tower adopted the internal control structure of Graystone. Nonetheless, the Graystone Bank and Tower Bank divisions, representing the pre-merger entities, generally continued operating under their pre-existing control structures until the conversion of Tower’s core processing system and information technology system, which was completed in early June 2009. To bridge the gap between the legal closing of the merger and the systems conversion, temporary controls such as additional general ledger reconciliations and system access reviews were put in place prior to the systems conversion. Other than the foregoing, there were no changes in Tower’s internal control over financial reporting during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, Tower’s internal control over financial reporting.

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

Information responsive to this item as of June 30, 2009 appears under the heading, “Risk Factors” within Tower’s Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009 and is incorporated herein by reference thereto, except for the following risk factors, which have been amended or added since March 31, 2009:

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operations, liquidity or stock price.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, enacting and implementing numerous programs and actions targeted at the financial markets generally and the financial services industry in particular. Most recently, on June 17, 2009, the U.S. Department of the Treasury released a financial regulatory reform plan that would, if enacted, represent the most sweeping reform of financial regulation and financial services in decades.

These programs and proposals subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. If enacted, the Treasury Department’s financial reform plan would substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

A substantial decline in the value of our Federal Home Loan Bank of Pittsburgh common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $6.2 million as of June 30, 2009.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice is provided. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.

In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of June 30, 2009. For the Bank, this represents a charge of approximately $580 thousand, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Our expenses for the quarter ending June 30, 2009 have been significantly and adversely affected by these increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2009, Tower issued 1,902 shares of its common stock, no par value, to DDMP Investment Advisors, Inc. (“DDMP”) as partial payment of certain contingent consideration then due and payable under a certain LLC Membership Interest Purchase Agreement (the “Purchase Agreement”) relating to the purchase of units of membership interest of Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC. Pursuant to the terms of the Purchase Agreement, for purposes of determining the number of shares of Tower common stock issued to DDMP, the shares were valued at $24.36 per share, representing an aggregate value of $46,330. Exemption of the transaction from registration under the Securities Act of 1933

(the “Act”) was claimed under Section 4(2) of the Act for transactions not involving a public offering, in reliance on the private nature of the transaction as well as certain representations and certifications made by DDMP and each of its shareholders concerning their respective financial condition, financial and investment experience and investment intent.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The 2009 annual meeting of the shareholders of Tower Bancorp, Inc. was held on May 27, 2009. Notice of the meeting was mailed to shareholders of record on or about April 22, 2009 together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The annual meeting was held (a) to elect seven Class A Directors to serve for a 3-year term and until their successors are elected and qualified and (b) to consider the approval of the Tower Bancorp, Inc. Employee Stock Purchase Plan.

Election of Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions, for each of the nominees for election to the Board of Directors as Class A Directors, were as follows:

Nominee	For	Withheld	Abstentions
James H. Craig, Jr.	3,720,171	62,876	0
Marcus Faust	3,723,569	59,478	0
Mark E. Gayman	3,726,318	56,729	0
Harry D. Johnston	3,701,705	81,342	0
Michael A. Peck	3,726,846	56,201	0
Robert E. Poole, Jr.	3,736,811	46,236	0
Klare S. Sunderland	3,722,873	60,174	0

The term of office of each of the following other directors continued after the meeting:

Class B Directors – Term expiring 2010

John M. DiSanto

Frederic M. Frederick

Kenneth R. Lehman

Terry L. Randall

Hasu P. Shah

Jeff B. Shank

Class C Directors – Term expiring 2011

Stephen E. Beck

Patricia A. Carbaugh

Kermit G. Hicks

Jeffrey F. Lehman

Charles C. Pearson, Jr.

Andrew Samuel

Approval of Tower Bancorp, Inc. Employee Stock Purchase Plan

The proposal to approve the Tower Bancorp, Inc. Employee Stock Purchase Plan was approved by the required vote – a majority of the votes cast on the matter. The number of votes cast for and against, as well as the number of abstentions and broker nonvotes on this proposal, were as follows:

For	Against	Abstentions	Broker Nonvotes
3,213,735	54,328	66,692	448,292

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 18, 2009 as filed on March 20, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Tower’s Report on Form 8-K dated June 12, 2009 as filed on June 12, 2009)

10.1	Tower Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Tower’s Registration Statement No. 333-159647 on Form S-3, as filed on June 1, 2009)

10.2	Tower Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Tower’s definitive proxy statement as filed on April 22, 2009)

10.3	Summary Schedule of Tower Bancorp, Inc./Graystone Tower Bank 2009 Director Fees

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date: August 10, 2009	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Mark S. Merrill
Mark S. Merrill
Executive Vice President and Chief Financial Officer

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 18, 2009 as filed on March 20, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K dated March 31, 2009, as filed on March 31, 2009)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Tower’s Report on Form 8-K dated June 12, 2009 as filed on June 12, 2009)

10.1	Tower Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Tower’s Registration Statement No. 333-159647 on Form S-3, as filed on June 1, 2009)

10.2	Tower Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Tower’s definitive proxy statement as filed on April 22, 2009)

10.3	Summary Schedule of Tower Bancorp, Inc./Graystone Tower Bank 2009 Director Fees

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)