Form 10-Q
period 2009-09-30
TOWER BANCORP INC
filed 2009-11-09
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

7,111,665 shares of common stock outstanding at October 30, 2009

TOWER BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Amounts in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$115,625	$24,765
Federal funds sold	18,212	7,257

Cash and cash equivalents	133,837	32,022
Securities available for sale	160,038	19,904
Restricted investments	6,254	2,068
Loans held for sale	4,930	3,324
Loans, net of allowance for loan losses of $8,390 and $6,017	996,367	561,705
Premises and equipment, net	27,074	4,546
Accrued interest receivable	4,570	2,402
Deferred tax asset, net	1,341	1,764
Bank owned life insurance	24,320	12,305
Goodwill	12,451	—
Other intangible assets	3,545	—
Other assets	4,209	1,278

Total Assets	$1,378,936	$641,318

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$97,589	$42,466
Interest bearing	1,028,695	483,004

Total Deposits	1,126,284	525,470
Securities sold under agreements to repurchase	7,383	8,384
Short-term borrowings	5,250	14,614
Long-term debt	63,096	29,000
Accrued interest payable	1,283	888
Other liabilities	11,084	8,177

Total Liabilities	1,214,380	586,533

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 7,215,023 shares issued and 7,111,665 outstanding at September 30, 2009, and 2,740,325 shares issued and outstanding at December 31, 2008	—	—
Additional paid-in capital – common stock	172,263	57,547
Accumulated deficit	(4,090)	(2,909)
Accumulated other comprehensive income	476	147
	168,649	54,785

Less cost of treasury stock, 103,358 shares at September 30, 2009 and zero shares at December 31, 2008	(4,093)	—

Total Stockholders’ Equity	164,556	54,785

Total Liabilities and Stockholders’ Equity	$1,378,936	$641,318

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

(Amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$15,249	$8,199	$38,789	$22,611
Securities	419	142	935	688
Federal funds sold and other	56	49	83	223

Total Interest Income	15,724	8,390	39,807	23,522
Interest Expense
Deposits	4,725	3,812	13,382	11,113
Short-term borrowings	102	98	304	462
Long-term debt	693	249	1,430	591

Total Interest Expense	5,520	4,159	15,116	12,166

Net Interest Income	10,204	4,231	24,691	11,356
Provision for Loan Losses	800	675	3,816	1,900

Net Interest Income after Provision for Loan Losses	9,404	3,556	20,875	9,456
Non-Interest Income
Service charges on deposit accounts	625	191	1,506	559
Other service charges, commissions and fees	566	208	1,475	593
Gain on sale of mortgage loans originated for sale	334	177	1,182	612
(Loss) Gain on sale of other interest earnings assets	(113)	—	156	(15)
Income from bank owned life insurance	283	165	725	165
Other income	115	303	431	380

Total Non-Interest Income	1,810	1,044	5,475	2,294
Non-Interest Expenses
Salaries and employee benefits	4,237	2,013	11,523	5,962
Occupancy and equipment	1,462	617	3,664	1,667
FDIC insurance premiums	409	72	1,320	198
Advertising and promotion	204	136	422	275
Data processing	627	171	1,414	476
Professional service fees	305	141	843	445
Other operating expenses	1,140	393	3,212	1,080
Merger related expenses	310	—	1,722	—

Total Non-Interest Expenses	8,694	3,543	24,120	10,103

Net Income Before Income Tax Expense	2,520	1,057	2,230	1,647

Income Tax Expense	820	346	577	110

Net Income	$1,700	$711	$1,653	$1,537

Net Income Per Common Share
Basic	$0.30	$0.26	$0.37	$0.56
Diluted	$0.30	$0.26	$0.37	$0.56
Dividends declared per share	$0.28	$0.00	$0.56	$0.00
Weighted Average Common Shares Outstanding
Basic	5,638,851	2,734,206	4,495,962	2,734,229
Diluted	5,652,292	2,734,206	4,502,396	2,734,229

See Notes to the Consolidated Financial Statements

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands, except share data)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
Balance—December 31, 2008	$—	$57,547	$(2,909)	$147	$—	$54,785
Restricted common stock awards earned	—	295				295
Stock Option Expense	—	551				551
Fair Value of Consideration Exchanged in Merger	—	61,946			(4,093)	57,853
Dividends declared			(2,834)			(2,834)
Proceeds from DRIP and ESPP		263				263
Proceeds from Common Stock Offering, net of expenses		51,661				51,661
Comprehensive Income:
Net Income	—		1,653			1,653
Unrealized gain on securities available for sale	—			329		329
Total Comprehensive Income	—					1,982

Balance—September 30, 2009 (unaudited)	$—	$172,263	$(4,090)	$476	$(4,093)	$164,556

Balance—December 31, 2007	$—	$57,037	$(4,991)	$39	$—	$52,085
Restricted common stock awards earned	—	243				243
Stock Option Expense	—	106				106
Comprehensive Income:
Net Income	—		1,537			1,537
Unrealized gain on securities available for sale	—			(46)		(46)

Total Comprehensive Income	—					1,491

Balance—September 30, 2008 (unaudited)	$—	$57,386	$(3,454)	$(7)	$—	$53,925

See Notes to the Consolidated Financial Statements

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands, except share data)

	2009	2008
Cash Flows from Operating Activities
Net (loss) income	$1,653	$1,537
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	3,816	1,900
Net accretion of discounts on securities	(478)	(93)
Depreciation and amortization	2,106	565
Amortization of unearned compensation on restricted stock	295	243
Stock option expense	551	105
Deferred tax benefit	(119)	(440)
Decrease (Increase) in accrued interest receivable	(382)	(216)
(Decrease)/ Increase in accrued interest payable	(303)	180
Net increase in the cash surrender value of life insurance	(695)	(154)
Increase in other assets	(1,794)	(197)
(Decrease)/ Increase in other liabilities	(3,039)	341
Gain on sale of interest earning assets	(1,338)	(847)
Loans originated for sale	(105,353)	(75,231)
Sale of loans	109,928	74,510

Net Cash Provided by (Used in) Operating Activities	4,848	2,203

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	61,779	46,619
Purchases of securities available for sale	(142,525)	(44,875)
Purchases of bank owned life insurance	—	(12,000)
Net increase in loans	(32,650)	(162,272)
Decrease (increase) of investment in restricted investments	1,024	(1,515)
Purchases of premises and equipment	(1,116)	(858)
Net proceeds from sale of premises and equipment	—	1,470
Net cash received in merger	9,017	—

Net Cash Used in Investing Activities	(104,471)	(173,431)

Cash Flows from Financing Activities
Proceeds from advances on long-term debt	2,282	29,000
Net increase (decrease) in short-term borrowings	(39,751)	8,100
Net increase (decrease) in securities sold under agreements to repurchase	(1,001)	(1,457)
Net increase in deposits	190,609	141,331
Proceeds from the sale of common stock	51,924	—
Dividends paid	(2,625)	—

Net Cash Provided by Financing Activities	201,438	176,974

Net Increase in Cash and Cash Equivalents	101,815	5,746
Cash and Cash Equivalents - Beginning	32,022	23,140

Cash and Cash Equivalents - Ending	$133,837	$28,886

Interest paid	$14,721	$11,986
Income taxes paid	$225	$1,125

Note 1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Tower Bancorp, Inc. (the “Company”) is a registered bank holding company that was incorporated in 1983 under the Bank Holding Company Act of 1956, as amended. On March 31, 2009, the Company merged with Graystone Financial Corp. (“Graystone”), a privately held, non-reporting corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Merger”). Pursuant to an Agreement and Plan of Merger between the Company and Graystone (the “Merger Agreement”), the Company remains the surviving bank holding company and the First National Bank of Greencastle has merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, with Graystone Bank as the surviving institution under the name “Graystone Tower Bank” (the “Bank Merger”). Graystone Tower Bank (the “Bank”) operates as the sole subsidiary of the Company through two divisions – “Graystone Bank, a division of Graystone Tower Bank”, consisting of the former Graystone Bank branches, and “Tower Bank, a division of Graystone Tower Bank,” consisting of the former branches of The First National Bank of Greencastle.

The Company’s activities consist of owning and supervising the Bank, which is engaged in providing banking and banking related services through its twenty-five full service offices in Centre, Cumberland, Dauphin, York, Fulton, Franklin and Lancaster Counties of Pennsylvania and Washington County of Maryland. The Bank was originally incorporated on September 2, 2005, as a Pennsylvania-chartered bank and commenced operations on November 10, 2005. As a state chartered bank, the Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and undergoes periodic examinations by these regulatory authorities. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

In January 2007, Graystone Mortgage, LLC commenced business as a mortgage banking subsidiary of the Bank, which holds a ninety percent (90%) interest in the mortgage subsidiary. Graystone Mortgage, LLC offers residential mortgage banking services within the Bank’s market areas.

In February 2007, the Bank entered into a purchase agreement with Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC (“DDMP”). DDMP is a limited liability company that provides investment advisory and asset management services to individuals, businesses and nonprofit entities. In connection with the purchase agreement, the Bank purchased an aggregate of twenty percent (20%) of the issued and outstanding units of membership interests in DDMP. The investment is being accounted for using the equity method of accounting.

Basis of Presentation

The aforementioned merger between the Company and Graystone was considered a “merger of equals” and is accounted for as a reverse merger using the acquisition method of accounting with Graystone as the accounting acquirer. As a result, the historical financial information included in the Company’s financial statements and related footnotes as reported in this Form 10-Q is that of Graystone.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP), the instructions for Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for a complete presentation of consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation are included. The operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for any other period or for the full year ending December 31, 2009. The accounting policies discussed within the notes to the unaudited consolidated financial statements are followed consistently by the Company. These policies are in accordance with U.S. GAAP and conform to common practices in the banking industry.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The balance sheet at December 31, 2008 has been derived from the audited financial statements of Graystone at that date. The unaudited statements of operations, changes in stockholders’ equity, and cash flows for the periods ending September 30, 2008 have been derived from the consolidated financial records of Graystone for that period as a result of the Merger being accounted for as a reverse merger. The Graystone audited financial statements and footnotes for the year ended December 31, 2008 have been filed with the Securities and Exchange Commission (“SEC”) within Form 8-K/A on June 1, 2009.

The accompanying unaudited consolidated financial statements include the accounts of Tower Bancorp, Inc. and its wholly-owned subsidiary, Graystone Tower Bank and the Bank’s 90% owned mortgage subsidiary, Graystone Mortgage, LLC. All intercompany accounts and transactions are eliminated from the unaudited consolidated financial statements.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within central Pennsylvania and Washington County, Maryland. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold, all of which mature within 90 days. Federal funds are purchased and sold for one-day periods.

The Company is required under Federal Reserve Board regulations to maintain reserves against its transaction accounts. These reserves are generally held in the form of cash or noninterest earning accounts at the Company’s correspondent bank. Based on the nature of the Company’s transaction account deposits and the amount of vault cash on hand, the Company was not required to maintain a reserve balance with the Federal Reserve Board at September 30, 2009 or December 31, 2008.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

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

In regard to debt securities, if the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the debt security prior to recovery, the Company will then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, the Company compares the amortized cost of the debt security to the present value of the cash flows the Company expects to be collected. If the Company expects a cash flow shortfall, the Company will consider a credit loss to have occurred and will then consider the impairment to be other than temporary. The Company recognize the amount of the impairment loss related to the credit loss in our results of operation, with the remaining portion of the loss recorded through comprehensive income, net of applicable taxes.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

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

At the time of foreclosure, foreclosed real estate is recorded at lower of cost or fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried as “other assets” at the new basis. Improvements to the property are added to the basis of the assets. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are classified as “other expenses”.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. The Company assesses goodwill for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including operating results, business plans, economic projections, anticipated futures cash flows, current market data, etc. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods.

Other Intangible Assets

Intangible assets include premiums from purchases of core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

Transfers of Financial Assets

The Company sells interests in loans receivable through loan participation sales. The Company accounts for these transactions as sales, when control over the assets is surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets are isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) policies on certain employees as a means to generate tax-free income which is used to offset a portion of current and future employee benefit costs. The BOLI profits from the appreciation of the cash surrender value of the pool of insurance and is recorded as part of “Non-interest Income.”

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Stock-Based Compensation

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their fair values. The fair value of such equity instruments is recognized as an expense in the historical financial statements as services are performed.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted a Financial Accounting Standards Board (“FASB”) pronouncement for all financial assets and liabilities and all nonfinancial assets and liabilities required to be measured at fair value on a recurring basis. This pronouncement prescribes the meaning of fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure requirements for fair value measurements. Accordingly, the Company measures the fair value of all financial assets and liabilities at the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants.

On January 1, 2008, the Company adopted a FASB pronouncement which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The Company has elected to not measure any additional financial instruments at fair value under this Statement.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued a pronouncement that establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The pronouncement also provides

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance impacts business combinations which occur after January 1, 2009. The Company has accounted for its merger with Graystone. in accordance with this pronouncement.

In December 2007, the FASB issued a pronouncement that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the Company as January 1, 2009. The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance that clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance was effective for the Company on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued guidance that clarifies that assets acquired and liabilities assumed in a business combination arising from contingencies be initially measured and recognized at its acquisition date fair value so long as the fair value can be determined during the measurement period. For any asset or liability whose acquisition date fair value cannot be determined, an asset or liability shall be recognized at its estimated fair value provided that there is both evidence that either the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted this FSP effective for the interim period ending March 31, 2009 and utilized the guidance to recognize liabilities assumed in relation to the merger with Graystone.

On April 9, 2009, the FASB issued guidance that assists in determining the fair value of financial instruments when the volume of market based transactions has significantly decreased. Additionally, it assists in determining whether or not current market transactions of financial instruments were conducted in an orderly fashion. This guidance does not change the the fact that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company adopted this guidance effective April 1, 2009 and the adoption expanded certain disclosure requirements, however, it did not have an impact on the Company’s financial condition, results of operation or liquidity.

On April 9, 2009, the FASB issued guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt, but does not amend the existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company has adopted this statement effective April 1, 2009. There was no cumulative effect adjustment as there were no securities that were previously determined to be other than temporarily impaired. Beginning on April 1, 2009, the Company analyzed the debt securities for other-than-temporary impairment adjustments using this new guidance.

On April 9, 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted this guidance effective for the interim period ending June 30, 2009. Note 12 includes the required disclosures.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

In May 2009, the FASB issued a pronouncement that establishes accounting principles to be applied to the accounting for and disclosure of subsequent events not addressed in other U.S. GAAP. This pronouncement is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company has adopted this Statement effective for the interim period ending June 30, 2009. We have evaluated subsequent events for potential recognition or disclosure through November 9, 2009, the date we issued the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued a pronouncement that amends the derecognition guidance in U.S. GAAP and eliminates the concept of qualifying special-purpose entities (“QSPE”s). This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009 and early adoption is prohibited. We will adopt this pronouncement on January 1, 2010 and have not yet determined the effect of the adoption on its consolidated financial statements.

In June 2009, the FASB issued a pronouncement, which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This pronouncement eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. The pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009. We will adopt this pronouncement on January 1, 2010 and have not yet determined the effect of the adoption on its consolidated financial statements.

In June 2009, the FASB issued a pronouncement that established the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The pronouncement is effective for the Company’s consolidated financial statements for the interim and annual financial period after September 15, 2009. The Company has adopted this Statement effective for the interim period ending September 30, 2009. The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

Note 2 – Merger Accounting

On November 13, 2008, Graystone and the Company announced the execution of an agreement of merger, providing for the merger of Graystone with and into the Company. This merger became effective prior to the start of business on March 31, 2009. The Merger has been accounted for as a reverse merger using the acquisition method of accounting. For accounting purposes, Graystone is considered to be acquiring Tower in this transaction with the surviving legal entity operating under Tower Bancorp, Inc.’s articles of incorporation. Immediately following the holding company merger, the Company’s wholly-owned subsidiary, The First National Bank of Greencastle, merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, under the name “Graystone Tower Bank.” Graystone Tower Bank is, therefore, the wholly owned subsidiary of Tower Bancorp, Inc. and operates under the prior Graystone Bank charter.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

To determine the accounting treatment of the merger, management utilized the following facts in concluding that the transaction would be treated as a reverse merger, with Graystone as the accounting acquirer:

•

The roles of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Credit Officer, and General Counsel of the post-combination entity have been assumed by the executives of Graystone.

•

Upon the effective date of the Merger, the Tower Board of Directors consists of twenty members, of which half of the members have been appointed from the historical Tower Board of Directors with the remaining ten directors having been appointed from the Graystone Board of Directors.

•

After the closing of the Merger and as a result of the fixed share exchange ratio of .42 shares of Tower common stock for each Graystone common share, the former Graystone shareholders, as a group, held approximately fifty-four percent of the outstanding shares of Tower stock.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

As a result of the Merger, the Company recognized assets acquired and liabilities assumed at their acquisition date fair value as presented below.

Total Purchase Price	$57,855
Net Assets Acquired:
Cash	$9,017
Securities available for sale	58,256
Restricted Investments	5,210
Loans	418,747
Accrued interest receivable	1,786
Premises and equipment	22,644
Core deposit intangible	3,899
Deferred tax liability	(373)
Other assets	12,457
Time deposits	(160,806)
Deposits other than time deposits	(249,397)
Borrowings	(69,601)
Accrued interest payable	(698)
Other liabilities	(5,737)

45,404

Goodwill resulting from merger	$12,451

The following table explains the changes in fair value of the net assets acquired and goodwill recognized from the original reported amounts in the Form 10-Q for the period ended March 31, 2009. Note that the fair value adjustments made to the balances of loans, deferred taxes and other liabilities are preliminary in nature and are subject to change as the Company obtains further data to complete valuations based on the information presented at the closing date.

Goodwill balance at March 31, 2009	$8,689
Effect of adjustments to:
Loans	(120)
Premises and equipment	2,191
Deferred tax asset	534
Other asset	737
Other liabilities	88

Goodwill balance at June 30, 2009	$12,119
Effect of adjustments to:
Deferred tax asset	229
Other liabilities	103

Goodwill balance at September 30, 2009	$12,451

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans is derived in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer,” and represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

The following table shows the pro forma financial results for the Company and Graystone for the nine months ended September 30, 2009 and 2008, assuming that the merger occurred on January 1, 2009 and 2008, respectively:

	Pro-forma September 30, 2009	Pro-forma September 30, 2008
Net interest income	$30,004	$27,809
Pre-tax net income	1,823	5,563
Income tax expense	363	917
Net income	1,460	4,645
Pro-forma earnings per share:
Basic	$0.32	$1.34
Diluted	$0.32	$1.34

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 3 - Securities Available for Sale

The amortized cost of securities and their approximate fair values at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,199	$45	$(172)	$2,072
U.S Government sponsored agency securities	39,111	15	(14)	39,112
U.S. Government sponsored agency mortgage-backed securities	11,633	243	—	11,876
Collateralized mortgage obligations	75,772	147	(86)	75,833
Municipal bonds	8,081	171	—	8,252
Municipal bonds – taxable	13,179	386	—	13,565
SBA Pool Loan Investments	9,343	—	(15)	9,328

	$159,318	$1,007	$(287)	$160,038

	December 31, 2008
Municipal bonds	$1,279	$20	$—	$1,299
U.S. Government sponsored agency securities	18,402	203	—	18,605

	$19,681	$223	$—	$19,904

The amortized cost and fair value of debt securities as of September 30, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$29,187	29,205	$14,097	$14,258
Due after one year through five years	16,794	16,919	5,459	5,520
Due after five years through ten years	7,395	7,573	—	—
Due after ten years	6,995	7,232	125	126

	$60,371	$60,929	$19,681	$19,904

Mortgage-backed securities (1)	96,748	97,037	—	—
Equity securities	2,199	2,072	—	—

	$159,318	$160,038	$19,681	$19,904

(1)	Mortgage-backed securities include agency mortgage-backed securities, Government National Mortgage Association collateralized mortgage and Small Business Agency Loan Pools obligations.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Included with the Company’s securities available for sale are pledged securities with a fair market value of $44,037 and $19,904 at September 30, 2009 and December 31, 2008, respectively. The securities were pledged to secure public deposits and securities sold under agreements to repurchase.

At September 30, 2009 and December 31, 2008, the Company held securities with net unrealized gain totaling $720 and $223, respectively. At September 30, 2009 and December 31, 2008, no securities were in an unrealized loss position for twelve months or longer. Management has the intent to hold the securities and will not be required to sell the securities prior to recovery or maturity. As a result, we have determined that no investments with a fair value below cost had declined on an other-than-temporary basis during the first nine months of 2009.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

	Three Months Ended September 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses) Gains
2009
Equity securities	$160	$(272)	$—	$(112)
Debt securities	1	(2)	—	(1)

Total	$161	$(274)	$—	$(113)

2008
Equity securities	$—	$—	$—	$—
Debt securities	—	—	—	—

Total	$—	$—	$—	$—

	Nine Months Ended September 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses) Gains
2009
Equity securities	$701	$(541)	$—	$160
Debt securities	5	(9)	—	(4)

Total	$706	$(550)	$—	$156

2008
Equity securities	$—	$—	$—	$—
Debt securities	—	(15)	—	(15)

Total	$—	$(15)	$—	$(15)

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 4 – Loans

The following table presents a summary of the loan portfolio at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Commercial	$719,910	$508,744
Consumer & other	84,242	54,084
Mortgage	200,757	5,123

Total Loans	1,004,909	567,951
Deferred fees, net	(152)	(229)
Allowance for loan losses	(8,390)	(6,017)

Net Loans	$996,367	$561,705

The following table presents the components of the allowance for credit losses as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Allowance for loan losses	$8,390	$6,017
Credit quality adjustment on loans purchased	7,758	—

Allowance for credit losses	$16,148	$6,017

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$7,823	$5,190	$6,017	$4,148
Provision for loan losses	800	675	3,816	1,900
Charge-offs	(245)	(48)	(1,479)	(231)
Recoveries	12	—	36	—
Net charge-offs	(233)	(48)	(1,443)	(231)

Balance at end of period	$8,390	$5,817	$8,390	$5,817

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Changes in the credit quality adjustment on loans purchased were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$8,211	$—	$8,753	$—
Amortization	(204)	—	(520)	—
Charge-offs	(274)	—	(500)	—
Recoveries	25	—	25	—
Net charge-offs	(249)	—	(475)	—

Balance at end of period	$7,758	$—	$7,758	$—

The following table presents non-performing assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Non-accrual loans	$4,736	$1,366
Accruing loans greater than 90 days past due	1,848	$104
Other real estate owned	933	—

Total non-performing assets	$7,517	$1,470

As of September 30, 2009, the Company had total impaired loans of $552. Based on the evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, the Company has determined that no reserve is required against the impaired loans at September 30, 2009.

The Bank grants the majority of its loans to borrowers throughout central Pennsylvania and northern Maryland. Although the Bank has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is influenced by the region’s economy.

The Company serviced $114,324 and $112,871 of participation loans for unrelated parties at September 30, 2009 and December 31, 2008, respectively.

The Company sold $104,010 and $29,357 of residential mortgage loans into the secondary market during the nine months ended September 30, 2009 and 2008, respectively. A gain of $334 and $177 was recognized on the sale of these loans for the three month periods ended September 30, 2009 and 2008, respectively. A gain of $1,182 and $612 was recognized on the sale of these loans for the nine month periods ended September 30, 2009 and 2008, respectively.

Note 5 – Premises and Equipment

	September 30, 2009	December 31, 2008
Land	$5,394	$—
Building	13,936	—
Leasehold improvements	3,266	3,028
Furniture, fixtures and equipment	6,280	2,492
Other	689	495

	29,565	6,015
Accumulated depreciation and amortization	(2,491)	(1,469)

	$27,074	$4,546

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 6 – Deposits

The following is a summary of deposits at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Non-interest bearing transaction accounts	$97,589	$42,466
Interest checking accounts	107,500	19,060
Money market accounts	408,080	120,625
Savings accounts	108,347	49,310
Time deposits of $100,000 or greater	130,588	207,935
Time deposits, other	274,180	86,074

Total	$1,126,284	$525,470

Brokered deposits totaled $41,765 and $63,603 at September 30, 2009 and December 31, 2008, respectively. Brokered deposits, exclusive of in-market reciprocal brokered deposits, totaled $18,130 at September 30, 2009. There were $28,450 of in-market brokered reciprocal deposits at December 31, 2008.

Note 7 – Debt

The Bank has a maximum borrowing capacity under an agreement with the Federal Home Loan Bank (“FHLB”) of approximately $353,976 at September 30, 2009. The available amount of borrowing capacity was approximately $294,630. The total outstanding borrowings equaled $59,346, of which $5,250 has a maturity of less than one year and is classified as short-term borrowing at September 30, 2009. The remaining borrowings of $54,096 have a maturity greater than one year and are, therefore, classified as long-term debt at September 30, 2009. The average interest rate on FHLB borrowings at September 30, 2009 equaled 3.94%. At September 30, 2009, the unamortized fair value adjustment to FHLB borrowings assumed in the merger totaled $1. The total outstanding borrowings at December 31, 2008 equaled $39,000, of which, $29,000 have a stated maturity greater than one year and are, therefore, classified as long-term debt at December 31, 2008. The remaining $10,000 in FHLB borrowings are classified as short-term borrowings at December 31, 2008 as they matured within one year.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The Company has lines of credit with other financial institutions with the following terms:

Balance at September 30, 2009	Balance at December 31, 2008	Maximum Capacity		Interest Rate	Maturity
$—	$4,614	$—	*	LIBOR plus 275bps	On Demand
—	—	1,900		Prime minus 100bps; Floor of 4%	On Demand
—	—	3,000		Prime minus 50bps	On Demand

$—	$4,614	$4,900

*	This line of credit was closed during the third quarter of 2009 by the lending financial institution upon full repayment of the outstanding balance.

On June 12, 2009, the Company issued, to private investors, $9,000 of subordinated notes bearing an annual interest rate of 9.00%. Each note may be redeemed at the Company’s discretion and contains a maturity date of July 1, 2014.

Federal funds are reported on a gross basis. Federal funds sold are stated as assets and federal funds purchased are stated as liabilities. Federal funds purchased are considered short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. Generally, federal funds are purchased or sold for one day periods and bear interest based upon the daily federal funds rate. The Company did not have any federal funds purchased at September 30, 2009 or December 31, 2008.

Note 8 – Net Income Per Share

The Company’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Company’s common stock equivalents consist solely of outstanding stock options and restricted stock.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Weighted average shares outstanding (basic)	5,638,851	2,734,206	4,495,962	2,734,229
Impact of common stock equivalents	13,441	—	6,434	—

Weighted average shares outstanding (diluted)	5,652,292	2,734,206	4,502,396	2,734,229

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive	44,585	83,895	46,981	83,895

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Note 9 – Related Party Transactions

The Company has had, and may be expected to have in the future, transactions in the ordinary course of business with executive officers and directors and their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. All loans to executive officers and directors or their related interests are submitted to the Board of Directors for approval. The aggregate dollar amount of these loans was $47,900 at September 30, 2009 and $37,129 at December 31, 2008.

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

The outstanding financial instruments represent credit risk in the following amounts at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Commitments to grant loans	$39,650	$13,274
Unfunded commitments under lines of credit	245,263	163,288
Letters of credit	22,100	17,577

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

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

of credit. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued is not material to the unaudited consolidated financial statements.

Note 11 – Stock-Based Compensation

At September 30, 2009, the Company had four equity compensation plans, the 2006 Restricted Stock Plan (the “2006 Plan”), the 2007 Stock Incentive Plan (the “2007 Plan”), the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) and the Stock Option Plan for Outside Directors (the “Director Plan”).

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

The Company recognized $0 and $60 of compensation expense during the three month periods ending September 30, 2009 and 2008, respectively, related to the vesting of the restricted stock awards. Compensation expense related to the vesting of the restricted stock awards during the nine-month periods ending September 30, 2009 and 2008 were $295 and $243, respectively.

In May 2007, the shareholders of the Graystone approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the Plan, Graystone may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and deferred stock for up to 600,000 shares (shares reflect the 3-for-2 stock split paid September 30, 2007) of Graystone’s common stock to key employees and directors. On March 31, 2009, as a result of the Merger, the Company has adopted the provisions of this plan. Subsequent to the Merger and as a result of the conversion factor, the total options authorized to be issued under the 2007 Plan equaled 252,000. At September 30, 2009, the Company had 115,705 options available for issuance.

The following table summarizes the outstanding stock options under the Company’s 2007 Plan at September 30, 2009 and December 31, 2008:

	Options Issued	Exercise Price	Expiration Date	Options Vested		Unearned Compensation (in 000’s)
Date of Issuance				September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
June 26, 2007	26,145	$22.22	June 26, 2017	26,145	8,715	$—	$42
January 22, 2008	1,050	$30.96	January 22, 2018	1,050	350	—	3
July 17, 2008	56,700	$30.96	July 17, 2018	56,700	—	—	416
September 22, 2009	52,400	$26.77	September 22, 2019	—	—	335	—

	136,295			83,895	9,065	$335	$461

The stock options normally vest over a three to five year vesting period and will be expensed over the vesting period. As a result of the Merger, all of the outstanding options at March 30, 2009 became fully vested and exercisable. No options issued under this plan have been exercised during the first nine months of 2009. The aggregate intrinsic value of outstanding unvested stock options at December 31, 2008 was $0. Options granted

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

resulted in compensation expense of $1 and $550 for the three and nine month periods ended September 30, 2009, respectively. Options granted resulted in compensation expense of $52 and $106 for the three and nine month periods ended September 30, 2008, respectively. As of September 30, 2009 and in conjunction with the vesting acceleration due to the Merger, a total of 83,895 options have vested with an intrinsic value of $106. These vested options can be exercised at an average price of $28.24 and have an average remaining life of approximately 8.5 years. The fair values of the options awarded under the Plan are estimated on the date of grant using the Black-Scholes valuation methodology.

Upon the closing of the Merger, all of the issued and outstanding stock options originally issued by Graystone converted to options exercisable for Tower common stock. Additionally, all options became fully vested at the time of conversion. As a result and in accordance with U.S. GAAP, the Company revalued the converted options as of the conversion date. The re-valuation of the converted options did not result in any incremental costs to the Company. The table below shows the assumptions utilized by Management to value all stock options:

Date of Issuance	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Estimated Forfeitures	Expected Life	Issue-Date Fair Value
June 26, 2007	4.49%	32.17%	2.31%	0.00%	6 years	$5.75
January 22, 2008	4.49%	32.17%	2.31%	0.00%	6 years	$3.70
July 17, 2008	4.49%	32.17%	2.31%	1% – 3%	6.5 years	$3.80
September 22, 2009	4.00%	31.84%	3.50%	(1)	(2)	$6.63

(1)	Estimated forfeitures for stock options issued to executives are 2.00% while the estimated forfeiture for stock options issued to employees is 5.00%.
(2)	Expected life for stock options issued to executives is 9 years while estimated expected life for stock options issued to employees is 7 years.

The dividend yield assumption is based on dividend history and the expectation of future dividend yields. The expected volatility is based on historical volatility using the Company’s own stock price. The risk-free rate is the U.S. Treasury zero-coupon rate commensurate with the expected life of the options on the date of the grant.

At September 30, 2009, there were 5,700 options outstanding under the 1995 Plan and the Company recognized $1 in compensation expense related to the 1995 Plan during the three and nine month periods ended September 30, 2009. There are a total of 27,719 options available to be issued under this plan at September 30, 2009.

The following table summarizes the outstanding non-qualified stock options under the Company’s 1995 Plan at September 30, 2009 and December 31, 2008:

	Options Issued	Exercise Price	Expiration Date	Options Vested		Unearned Compensation (in 000’s)
Date of Issuance				September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
September 22, 2009	5,700	$26.77	September 22, 2019	—	—	$36	—

	5,700			—	—	$36	$—

The assumptions utilized by management to calculate the issue date fair value of $6.63 are the same as the assumptions used for shares issued under the 2007 Plan.

At September 30, 2009, there were a total of 32,908 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

average exercise price of $35.12 per share, and have a weighted average life to maturity of 5.6 years. The Company recognized $0 in compensation expense related to the Director Plan during the three and nine month periods ended September 30, 2009. There are a total of 50,170 options available to be issued under this plan at September 30, 2009.

During the second quarter of 2009, the Company’s Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide our employees with the opportunity to purchase shares of Company common stock directly from the Company. The purchase price for shares purchased under the Employee Plan is 95% of the fair market value of the Company’s common stock on the purchase date. During the third quarter of 2009, approximately $33 thousand in capital has been raised under the Employee Plan. The structure of the Employee Plan meets all of the criteria under U.S. GAAP to be considered a non-compensatory employee stock purchase plan and as a result, the Company recognized no expense related to the shares purchased at a discount through the Employee Plan.

Note 12 – Fair Value Measurements

U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

	September 30, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$160,038	$564	$159,370	$104

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

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

The following table presents reconciliations of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Equity Securities
Balance, December 31, 2008	$—
Purchased through the merger	230

Balance, March 31, 2009	230
Transfers In from Level 2	27

Balance June 30, 2009	$257
Sale of Securities	(153)

Balance September 30, 2009	$104

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

	September 30, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$4,930	$—	$—	$4,930
Impaired loans	552	—	—	552
Loans purchased	418,747	—	—	418,747
Core deposit intangible	3,899	—	—	3,899
Premises and equipment	22,644	—	—	22,644
Time deposits	160,806	—	160,806	—
Borrowings	69,601	—	69,601	—

	$681,179	$—	$230,407	$450,772

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Impaired loans

Impaired loans included in the preceding table are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause an increase in the allowance for loan losses, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less valuation allowances. The Company has one impaired loan valued at $552 at September 30, 2009. During 2009, the Company charged off $1,479 of loans.

Loans purchased

In conjunction with the Merger, the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. A credit adjustment on distressed loans was derived in accordance with U.S. GAAP and represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

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

Premises and equipment

Premises (i.e. land and building) acquired through the Merger has been assigned an acquisition date fair value through the use of independent appraisals and internal discounted cash flow models. Both approaches utilized an income based valuation approach to determine the fair value for the premises based on the highest and best use concept.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The estimated fair values of the Company’s financial instruments were as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$133,837	$133,837	$32,022	$32,022
Securities available for sale	160,038	160,038	19,904	19,904
Restricted investment in bank stock	6,254	6,254	2,068	2,068
Loans held for sale	4,930	4,930	3,324	3,324
Loans, net of allowance for loan losses	996,367	1,001,090	561,705	551,987
Accrued interest receivable	4,570	4,570	2,402	2,402
Financial liabilities:
Deposits	1,126,284	1,099,192	525,470	527,571
Securities sold under agreements to repurchase	7,383	7,383	8,384	8,384
Short-term borrowings	5,250	5,457	14,614	14,614
Long-term debt	63,096	57,929	29,000	29,013
Accrued interest payable	1,283	1,283	888	888

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	$39,650	$—	$13,274	$—
Unfunded commitments under lines of credit	245,263	—	163,288	—
Letters of credit	22,100	—	17,577	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

Loans, net of allowance for loan losses (carried at cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. This method of estimating fair value does not incorporate the exit price concept of fair value but is a permitted methodology under U.S. GAAP for purposes of this disclosure.

Accrued interest receivable and payable (carried at cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (carried at cost)

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

Note 13 – Goodwill and Other Intangibles

Information concerning total amortizable other intangible assets at September 30, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2008	$—	$—
2009 Activity:
Core deposit intangibles	3,899	354

Balance at September 30, 2009	$3,899	$354

The aggregate amortization expense equaled $177 and $354 for the three and nine month period ended September 30, 2009 and has been recorded as “Other operating expenses” within the Consolidated Statement of Operations. The Company did not recognize any amortization expense related to intangible assets during 2008.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

(Amounts in thousands, except share data)

The estimated amortization for the next five years is as follows:

2009 (October - December)	$178
2010	656
2011	585
2012	513
2013	444
2014 and thereafter	1,169

The carrying amount of goodwill at September 30, 2009 is as follows:

Total
Balance at December 31, 2008	$—
2009 first quarter activity:
Goodwill resulting from the Merger - preliminary measurement	8,689

Balance at March 31, 2009	8,689
2009 second quarter activity:
Adjustments to goodwill resulting from the Merger	3,430

Balance at June 30, 2009	12,119
2009 second quarter activity:
Adjustments to goodwill resulting from the Merger	332

Balance at September 30, 2009	$12,451

Refer to Note 2 for a description of the adjustments to goodwill that occurred in the second and third quarter of 2009. Goodwill is tested for impairment by the Company on an annual basis or more frequently if events or circumstances indicate that goodwill could have become impaired. The Company has not encountered any events or circumstances since the Merger to indicate that goodwill might have become impaired as of September 30, 2009.

Note 14 – Federal Home Loan Bank Stock

As of September 30, 2009 and December 31, 2008, the Company had a restricted investment in the Federal Home Loan Bank of Pittsburgh “(FHLB)” of $6,124 and $2,018, respectively. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management determines whether these investments are impaired based on an assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB as of September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the changes in the consolidated results of operations, financial condition, and cash flows of Tower Bancorp, Inc. and its subsidiary is set forth below for the periods indicated. Unless the context requires otherwise, the terms “Tower,” “we,” “us,” and “our” refer to Tower Bancorp, Inc. and its wholly-owned subsidiary, Graystone Tower Bank. Through Graystone Tower Bank, we provide banking and banking related services to our customers within our principal market areas consisting of Centre, Cumberland, Dauphin, Franklin, Fulton, Lancaster, Lebanon, and York Counties of Pennsylvania and Washington County, Maryland. The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of Tower’s financial condition, changes in financial condition, and results of operations, should be read in conjunction with the consolidated financial statements, notes, and other information contained in this report.

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

The merger deepened Tower’s foundation in central Pennsylvania with expansion into Centre, Cumberland, Dauphin, Lancaster, Lebanon, and York Counties of Pennsylvania. As a result, the Bank now serves nine counties in Central Pennsylvania and one county in Maryland. Our operating philosophy will continue to be a community-oriented financial services company with a strong customer focus. We believe the merger will enhance our business opportunities due to the Bank having a greater market share, market presence and the ability to offer more diverse and more profitable products, as well as a broader based and geographically diversified branch system to enhance deposit collection and the funding costs, and a higher legal lending limit to originate larger and more profitable commercial loans. We also believe that the merger of the two banks into one surviving bank, Graystone Tower Bank, will provide greater efficiency, customer service, and product delivery than it would achieve by operating under a multi-bank holding company structure.

Results of Operations

Summary of Financial Results

The merger of Tower Bancorp, Inc. and Graystone Financial Corp. on March 31, 2009 has had a significant impact on our results of operations for the third quarter of 2009. The operating results reported herein for the three months ended September 30, 2009 include the results for the combined entity. However, the results for the nine months ended September 30, 2009 include the operating results of the historic Graystone for the entire nine month period and only the operating results since March 30, 2009 for the historical Tower, representing the period after consummation of the Merger which was effective before the opening of business on March 31, 2009. The year-to-date results at September 30, 2009 also include pre-tax merger expenses of approximately $1.7 million incurred by Graystone as the accounting acquirer in the merger. Under U.S. GAAP, these merger expenses are reflected in the statement of operations in the period in which the expenses are incurred. In addition, the prior year period and all historical information provided herein represents the results of Graystone as the accounting acquirer in the merger. Consequently, comparisons to the same period in 2008 may not be particularly meaningful. The Graystone audited financial statements and footnotes for the year ended December 31, 2008 have been filed with the Securities and Exchange Commission (“SEC”) within Form 8-K/A on June 1, 2009.

We recognized after-tax net income of approximately $1.7 million or $0.30 per diluted share in the third quarter of 2009, compared to $711 thousand or $0.26 per diluted share in the third quarter of 2008. The increase in net income of $1.0 million was driven by increases in net interest income of $6.0 million and non-interest income of $766 thousand, which were partially offset by increases in non-interest expense of $5.2 million and income tax expense of $474 thousand. For the quarter, our growth in net interest income was the result of organic growth, net of corporate interest expense, of $1.9 million or 44.1% over the third quarter 2008 coupled with the addition of the Tower Bank division’s net interest earning assets as a result of the merger that contributed $4.1 million to net interest income. The increase in non-interest income was partially the result of the merger, which directly contributed $419 thousand to the growth of service charges on deposit accounts. Additionally we saw combined growth of other service charges and fees of $358 thousand mostly due to the addition of income from the trust services department and increased card interchange fees.

For the first nine months of 2009, we recognized an after-tax net income of $1.7 million or $0.37 per diluted share, compared to net income of $1.5 million or $0.56 per diluted share for the same period in 2008. The increase was primarily the result of the combined operations of the Graystone and Tower Bank divisions offset by expenses related to the FDIC special assessment of $580 thousand and the recognition of pre-tax merger related expenses of approximately $1.7 million. When excluding these two items from earnings on an after-tax basis, net income would have been $3.3 million or $0.73 per diluted share representing a year over year increase in net income per diluted share of $0.17. Net interest income before loan loss provision increased $13.3 million or 117.4% during the first nine months of 2009 compared to the same period in 2008. In addition to the net interest income contributed by the inclusion of the Tower Bank division’s operations, which added $8.6 million, this growth was also driven by organic growth of net interest-earning assets. Non-interest income increased by $3.2 million due to increased commissions and fees, gains on sales of mortgage loans originated for sale, as well as income generated from the bank owned life insurance policies. Non-interest expense, excluding merger related expenses, increased by $12.3 million primarily due to increases in compensation costs, occupancy expenses, FDIC insurance premiums and data processing expenses incurred in order to support our continued growth of assets and deposits.

We experienced continued asset growth during the first nine months of 2009. At September 30, 2009, our assets totaled approximately $1.4 billion compared to $641.3 million at December 31, 2008. The increase includes $531.6 million of assets received in connection with the merger on March 31, 2009. The purchased assets were recorded at fair value on the merger date in accordance with relevant U.S. GAAP (GAAP). Excluding the assets received in the merger, our total assets grew by approximately $206.0 million or 42.9% on an annualized basis between December 31, 2008 and September 30, 2009.

Quarter Ended September 30, 2009 compared to the Quarter Ended September 30, 2008

Net Interest Income

Our major source of operating revenues is net interest income, which increased $6.0 million or 141.2% to approximately $10.2 million for the third quarter of 2009, as compared to approximately $4.2 million for the same period in 2008. The $6.0 million increase in net interest income includes $4.1 million as a result of the net contribution from interest-earning assets and interest-earning liabilities acquired in the merger on March 31, 2009. Excluding the effect of the merger, net interest income, net of corporate interest expense, increased by $1.9 million or 44.1% over third quarter of 2008.

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue. Net interest income as a percentage of net interest income plus non-interest income was 84.9% for the quarter ended September 30, 2009, compared to 80.2% for the quarter ended September 30, 2008.

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

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We do not rely on brokered deposits to fund asset growth as demonstrated by the limited use of brokered deposits, which represent less than 3.7% of total deposits, on our consolidated balance sheet at September 30, 2009. In connection with our continued growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended September 30, 2009 as compared to the same period in 2008. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a 34% Federal tax rate. All dollar amounts are in thousands.

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Interest-earning assets:
Federal funds sold and other	$41,029	$56	0.54%	$5,968	$49	3.27%
Investment securities (1)	81,914	502	2.43%	20,394	156	3.04%
Loans	1,016,395	15,249	5.95%	516,609	8,199	6.31%

Total interest-earning assets	1,139,338	15,807	5.50%	542,971	8,404	6.14%

Other assets	196,758			29,717
Total assets	$1,336,096			$572,688

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$604,448	2,719	1.78%	$139,423	692	1.97%
Time deposits	399,902	2,006	1.99%	287,182	3,120	4.32%
Borrowings	66,634	795	4.73%	47,367	347	2.91%

Total interest-bearing liabilities	1,070,984	5,520	2.04%	473,972	4,159	3.49%

Demand deposits	105,046			35,485
Other liabilities	30,293			6,679
Stockholders’ equity	129,773			56,552

Total liabilities and stockholders’ equity	$1,336,096			$572,688

Net interest spread			3.46%			2.65%
Net interest income and interest rate margin FTE		10,287	3.58%		4,245	3.11%

Tax equivalent adjustment		(83)			(14)

Net interest income		10,204			4,231

Ratio of average interest-earning assets to average interest-bearing liabilities	106.4%			114.6%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 34%

Additional information

Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended September 30, 2009 vs. September 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold	$1,136	$(1,129)	$7
Investment securities	1,253	(907)	346
Loans	20,651	(13,601)	7,050

Total interest income	23,040	(15,637)	7,403

Interest expense:
Interest-bearing non-maturity deposits	4,012	(1,985)	2,027
Time deposits	21,943	(23,057)	(1,114)
Borrowings	177	271	448

Total interest expense	26,132	(24,771)	1,361

Net interest income	$(3,092)	$9,134	$6,042

Interest income increased approximately $7.4 million, or 88.1%. This increase was caused by approximately $596.4 million or 109.8% increase in the average balance of interest-earning assets, which resulted in approximately $23.0 million increase to interest income. This increase was partially offset by a 64 basis point reduction in average rates that resulted in a reduction of interest income of approximately $15.6 million. Currently, we are committed to improving the average rate on loans through the use of interest rate floors, where possible, in our existing and new variable rate commercial loan portfolios.

Average yields on loans decreased 36 basis points or 5.7%, from 6.31% during the third quarter of 2008 to 5.95% during the third quarter of 2009. The decrease is reflective of the reduced interest rate environment from September 30, 2008 to September 30, 2009. During this period, the Federal Reserve reduced the intended federal funds target rate by 192 basis points from 2.03% at September 30, 2008 to 0.11% at September 30, 2009. This rate decrease, resultantly, placed downward pressure on the prime rate and all other lending rates, further adding to the reduced interest rate environment. Average yields did not decrease as severely as the reduction in the aforementioned rates since fixed rate loans, which represent approximately 20% of total loans held at September 30, 2009, do not reprice when short-term rates declined. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 85% of our variable rate loans at September 30, 2009 contain interest rate floors.

Interest expense increased $1.4 million, or 32.7% during the third quarter of 2009 compared to the same period in 2008. This increase was caused by approximately $597.0 million or 126.0% increase in the average balance of interest-bearing liabilities, which resulted in approximately $26.1 million increase to interest expense. This increase was predominately offset by a 145 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $24.7 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts, time deposits, and borrowings.

In future periods, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, and the continued repricing of our interest-bearing deposit portfolio into lower rate products. Any significant changes such as rapid movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future.

We manage our risk associated with changes in interest rates through the techniques described in this Report under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The following table presents the activity in the allowance for loan losses:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Balance at beginning of period	$7,823	$5,190
Provision for loan losses	800	675
Charge-offs	(245)	(48)
Recoveries	12	—
Net charge-offs	(233)	(48)

Balance at end of period	$8,390	$5,817

We continue to operate in a challenging economic environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration the growth of our loan portfolio, the status of the current economic environment and the results of management’s risk assessment process over loans. The provision for loan losses for the three months ended September 30, 2009 totaled $800 thousand, an increase of approximately $125 thousand compared to the same period in 2008. The gross loan charge-offs that were applied to the allowance for loan loss during the three months ended September 30, 2009 consisted of 7 loans totaling $387 thousand or 0.04% of average loans for the third quarter of 2009. These charge-offs included $372 thousand of commercial loans, $7 thousand of residential loans and $8 thousand of consumer loans. During the quarter ended September 30, 2009, the Company reclassified $142 thousand of loan charge-offs from the allowance for loan losses to the credit quality adjustment on purchased loans in order to consistently present the nine months ended September 30, 2009 in accordance with our accounting policy. The reclassified charge-offs consist of $7 thousand in commercial loans, $124 thousand in residential loans and $31 thousand in consumer loans. Our allowance for loan loss as a percentage of loans was 0.84% at September 30, 2009, compared to 1.06% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss on purchased loans and incorporating a credit fair value adjustment to these loans. As a result, our allowance for credit losses, which included our allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.61% at September 30, 2009 compared to 1.06% at December 31, 2008. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

An adjustment was made to reflect the elimination of the acquired company’s allowance for loan loss required by applying purchase accounting in accordance with U.S. GAAP. As a result, the purchased loan portfolio was evaluated based on risk characteristics and other credit and market data by loan type to determine a credit risk component to the fair value of loans purchased. The purchased loan balance was reduced by the aggregate amount of the credit component in determining the fair market value of loans purchased. The credit component does not account for purchased loans that are deemed to be impaired. Impaired loans acquired in a business combination are accounted for based on the differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans, if those differences are attributable, at least in part, to credit quality considerations and a credit quality fair value adjustment. We evaluated the purchased loan portfolio and identified 36 loans that met the criteria for impaired loans. Accordingly, these loans were written down at the date of the merger to the net present value of the amount of cash flows that are expected to be collected on each of these loans. As a result of amortizing these loan fair value adjustments, the Company recognized $249 thousand in interest income during the quarter ended September 30, 2009. In addition to amortization of the fair value credit adjustments to the acquired loans, the Company has applied write-offs of acquired loans against the fair value credit adjustments under the presumption that the credit fair value adjustment represents that amount of acquired loans that will not be collected due to credit deterioration. On a monthly basis, management evaluates the adequacy of the original fair value credit adjustment against acquired loans and if the original estimate of credit losses within the acquired portfolio is deemed to be insufficient, the Company will recognize additional expense through the provision for loan losses. The following table presents changes in the credit quality adjustment on loans purchased for the three months ended September 30, 2009:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Balance at beginning of period	$8,211	$—
Amortization	(204)	—
Charge-offs	(274)	—
Recoveries	25	—
Net charge-offs	(249)	—

Balance at end of period	$7,758	$—

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the three months ended September 30, 2009 consisted of 23 loans totaling $132 thousand or 0.01% of average loans for the third quarter of 2009. These charge-offs included $80 thousand of consumer loans, $30 thousand of commercial loans and $22 thousand of residential loans. During the quarter ended September 30, 2009, the Company reclassified $142 thousand of loan charge-offs from the allowance for loan losses to the credit quality adjustment on purchased loans in order to consistently present the nine months ended September 30, 2009 in accordance with our accounting policy. The reclassified charge-offs consisted of $7 thousand in commercial loans, $104 thousand in residential loans, and $31 thousand in consumer loans.

The total gross loan charge-offs during the three months ended September 30, 2009 consisted of 30 loans totaling $519 thousand or 0.05% of average loans for the third quarter of 2009. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at September 30, 2009. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at September 30, 2009. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

Non-interest income was approximately $1.8 million and $1.0 million for the three-months ended September 30, 2009 and 2008, respectively.

The following table presents the components of non-interest income:

	September 30, 2009	September 30, 2008	Increase (Decrease)
			$	%
Service charges on deposit accounts	$625	$191	$434	227.2%
Other service charges, commissions and fees	566	208	358	172.1%
Gain on sale of mortgage loans originated for sale	334	177	157	88.7%
Loss on sale of other interest earnings assets	(113)	—	(113)	—%
Income from bank owned life insurance	283	165	118	71.5%
Other income	115	303	(188)	(62.0)%

Total non-interest income	$1,810	$1,044	$766	73.4%

The $766 thousand or 73.4% increase in total non-interest income is mostly attributable to increases in service charges on deposit accounts, other service charges and fees, gains on sales of mortgage loans originated for sale, and income recognized on the cash surrender value of bank owned life insurance, which increased $434 thousand, $358 thousand, $157 thousand, and $118 thousand, respectively. As a result of the merger, service charges on deposit accounts directly related to the Tower Bank division’s branches contributed $419 thousand to the overall change in service charges on deposit accounts. The majority of the increase in the other service charges and fees relates to debit card fees and trust services income which grew by $226 thousand and $117 thousand for the third quarter 2009 when compared to the same period in 2008. The loss on sale of other interest earning assets relates mostly to the results of sales of equity securities as management focuses on realigning the holdings within the equity investment portfolio obtained through the merger with our overall investment strategy by shifting the investments in higher-risk equity securities to fixed income debt securities with more stable income streams and less exposure to market volatility.

Non-Interest Expense

Non-interest expense was approximately $8.7 million and $3.5 million for the three-months ended September 30, 2009 and 2008, respectively. Excluding the effects of merger expenses of approximately $310 thousand, non-interest expense for the third quarter would have totaled approximately $8.4 million, up approximately $4.9 million or 136.6% from $3.5 million for the same period in 2008. The $4.9 million increase is mostly attributable to increases in salary and employee benefits, occupancy and equipment expense, FDIC insurance premiums, data processing expenses, and other operating expenses.

The following table presents the components of non-interest expenses:

	September 30, 2009	September 30, 2008	Increase (Decrease)
			$	%
Salaries and employee benefits	$4,237	$2,013	$2,224	110.5%
Occupancy and equipment	1,462	617	845	137.0%
FDIC insurance premiums	409	72	337	468.1%
Advertising and promotion	204	136	68	50.0%
Data processing	627	171	456	266.7%
Professional service fees	305	141	164	116.3%
Other operating expenses	1,140	393	747	190.1%
Merger related expenses	310	—	310	n/a

Total non-interest expenses	$8,694	$3,543	$5,151	145.4%

Salary and employee benefits increased $2.2 million or 110.5%. Salaries increased by $1.7 million while employee benefits increased by $490 thousand. As a result of the merger, salaries and employee benefits directly related to Tower Bank branches contributed approximately $1.0 million to the increase in salary and benefit expenses for the quarter ended September 30, 2009. The remaining increased level of salary expense was driven by personnel costs in connection with our branch expansion into Ephrata, Pennsylvania in July 2008, and State College, Pennsylvania in October 2008. In addition, we continued to add experienced commercial lending teams and deepen the back office operations staffing to support growth. We also incurred general merit increases for all eligible employees between September 30, 2008 and September 30, 2009.

Occupancy and equipment expense increased $845 thousand or 137.0%. The increase partially related to the additional expense attributable to the Tower Bank division’s branches which contributed $426 thousand in occupancy and equipment expense while the remaining occupancy and equipment expense increase related to the addition of three branch offices during 2008 and the lease of the corporate center office space during the third quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At September 30, 2009, we had approximately $874.3 million in FDIC-insured deposits.

Professional service expenses increased $164 thousand or 116.3% and data processing expense increased $456 thousand or 266.7%. These increases are directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank, including the Merger, between September 30, 2008 and September 30, 2009.

Other operating expenses increased $747 million or 190.1%. The portion of the increase that can be attributed directly to the Tower Bank branches equaled $88 thousand for the quarter ended September 30, 2009. The remaining increase was primarily due to increases in supplies, telephone and postage expense, directors’ fees, and the amortization of intangible assets charges of $115 thousand, $84 thousand, $72 thousand, $177 thousand, respectively. The amortization of intangible assets relates to the amortization of the core deposit intangible asset recognized as a result of the Merger.

In connection with the merger, we have identified certain operating cost savings where we will be able eliminate redundancies in various operational functions including system and personnel costs. During June 2009, we converted the existing systems of the former separate bank subsidiaries to one core operating system which will result in future savings relating to data processing, salary and benefit costs, and other operational costs. As a result of the timing of the system conversion, the third quarter of 2009 is the first quarter that began to reflect cost savings related to the combination of the operating systems of the two bank divisions. During the third quarter of 2009, the Company has experienced a decrease in salaries and employee benefits expenses of $532 thousand compared to the second quarter of 2009, which is a direct result of cost savings in connection with the merger integration.

Income Tax Expense

Income tax expense was $820 thousand and $346 thousand for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate for the third quarter of 2009 was 32.5%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance and earnings from tax-exempt securities. Our effective tax rate was 32.7% for the three months ended September 30, 2008. The statutory tax rate for both periods was 34.0%.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

Net Interest Income

Net interest income increased $13.3 million or 117.4% to approximately $24.7 million for the first nine months of 2009, as compared to approximately $11.4. million for the same period in 2008. The $13.3 million increase in net interest income includes $8.6 million as a result of the net contribution from interest-earning assets and interest-earning liabilities acquired in the Merger on March 31, 2009. Excluding the effect of the merger, net interest income increased by $4.7 million or 41.3% over the nine months ended September 30, 2008.

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue. Net interest income as a percentage of net interest income plus noninterest income was 81.8% for the nine month period ended September 30, 2009, compared to 83.2% for the same period of 2008.

The following table provides a comparative average balance sheet and net interest income analysis for the nine-month period ended September 30, 2009 as compared to the same period in 2008. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a 34% Federal tax rate. All dollar amounts are in thousands.

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
Interest-earning assets:
Federal funds sold and other	$34,766	83	0.32%	$9,567	223	3.11%
Investment securities (1)	50,043	1,058	2.83%	27,932	715	3.42%
Loans	874,933	38,789	5.93%	468,274	22,611	6.45%

Total interest-earning assets	959,742	39,930	5.58%	505,773	23,549	6.22%

Other assets	115,709			18,562
Total assets	$1,075,451			$524,335

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$454,106	5,560	1.64%	$113,854	5,025	5.90%
Time deposits	353,136	7,822	2.96%	269,360	6,088	3.02%
Borrowings	62,363	1,734	3.72%	51,230	1,053	2.75%

Total interest-bearing liabilities	869,605	15,116	2.32%	434,444	12,166	3.74%

Demand deposits	79,974			31,258
Other liabilities	27,365			5,607
Stockholders’ equity	98,507			53,026

Total liabilities and stockholders’ equity	$1,075,451			$524,335

Net interest spread			3.26%			2.48%
Net interest income and interest rate margin FTE		24,814	3.46%		11,383	3.01%

Tax equivalent adjustment		(123)			(27)

Net interest income		24,691			11,356

Ratio of average interest-earning assets to average interest-bearing liabilities	110.4%			116.4%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 34%

Additional information

Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Nine Months Ended September 30, 2009 vs. September 30, 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold	$428	$(568)	$(140)
Investment securities	644	(301)	343
Loans	20,780	(4,602)	16,178

Total interest income	21,852	(5,471)	16,381
Interest expense:
Interest-bearing non-maturity deposits	10,900	(10,365)	535
Time deposits	2,025	(291)	1,734
Borrowings	258	423	681

Total interest expense	13,184	(10,234)	2,950

Net interest income	$8,668	$4,763	$13,431

Interest income increased approximately $16.4 million, or 69.6%. This increase was caused by approximately $454.0 million or 89.8% increase in the average balance of interest-earning assets, which resulted in approximately $21.9 million increase to interest income. This increase was partially offset by a 64 basis point reduction in average rates that resulted in a reduction of interest income of approximately $5.5 million. Currently, we are committed to improving the average rate on loans through the use of interest rate floors, where possible, in our existing and new variable rate commercial loan portfolios.

Average yields on loans decreased 52 basis points or 8.1%, from 6.45% during the first nine months of 2008 to 5.93% during the first nine month of 2009. As mentioned above, the decrease is reflective of the reduced interest rate environment from September 30, 2008 to September 30, 2009. During this period, the Federal Reserve reduced the intended federal funds target rate by 192 basis points from 2.03% at September 30, 2008 to 0.11% at September 30, 2009. This rate decrease, resultantly, placed downward pressure on the prime rate and all other lending rates, further adding to the reduced interest rate environment. Average yields did not decrease as severely as the reduction in the aforementioned rates since fixed rate loans, which represent approximately 20% of total loans held at September 30, 2009, do not reprice when short-term rates declined. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 85% of our variable rate loans at September 30, 2009 contain interest rate floors.

Interest expense increased $3.0 million, or 24.2% during the nine months ended September 30, 2009 compared to the same period in 2008. This increase was caused by approximately $435.2 million or 100.2% increase in the average balance of interest-bearing liabilities, which resulted in approximately $13.2 million increase to interest expense. This increase was predominately offset by a 142 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $10.2 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts, time deposits, and borrowings.

In future periods, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, and the continued repricing of our interest-bearing deposit portfolio into lower rate products. Any significant changes such as rapid movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future.

We manage our risk associated with changes in interest rates through the techniques described in this Report under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The following table presents the activity in the allowance for loan losses:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Balance at beginning of period	$6,017	$4,148
Provision for loan losses	3,816	1,900
Charge-offs	(1,479)	(231)
Recoveries	36	—
Net charge-offs	(1,443)	(231)

Balance at end of period	$8,390	$5,817

Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration the growth of our loan portfolio, the status of the current economic environment and the Bank’s results of management’s risk assessment process over loans. The provision for loan losses for the nine months ended September 30, 2009 totaled approximately $3.8 million, an increase of approximately $1.9 million compared to the same period in 2008. The gross loan charge-offs that were applied to the allowance for loan loss during the nine months ended September 30, 2009 consisted of 18 loans totaling $1.4 million or 0.23% of the average loans on an annualized basis for the nine months ended September 30, 2009. These charge-offs included $1.3 million of commercial loans, $193 thousand of consumer loans and $7 thousand of residential loans. Our allowance for loan loss as a percentage of loans was 0.84% at September 30, 2009, compared to1.06% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss on purchased loans and incorporating a credit fair value adjustment to these loans. As a result, our allowance for credit losses, which included our allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.61% at September 30, 2009 compared to 1.06% at December 31, 2008. The evaluation of credit fair value adjustment on purchased loans was made in accordance with the accounting standards as described below.

An adjustment was made to reflect the elimination of the acquired company’s allowance for loan loss required by applying purchase accounting in accordance with U.S. GAAP. As a result, the purchased loan portfolio was evaluated based on risk characteristics and other credit and market data by loan type to determine a credit risk component to the fair value of loans purchased. The purchased loan balance was reduced by the aggregate amount of the credit component in determining the fair market value of loans purchased. The credit component does not account for purchased loans that are deemed to be impaired. Impaired loans acquired in a business combination are accounted for based on the differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans, if those differences are attributable, at least in part, to credit quality considerations and a credit quality fair value adjustment. We evaluated the purchased loan portfolio and identified 36 loans that met the criteria for impaired loans. Accordingly, these loans were written down at the date of the merger to the net present value of the amount of cash flows that are expected to be collected on each of these loans. As a result of amortizing these loan fair value adjustments, the Company recognized $520 thousand in interest income during the nine month ended September 30, 2009. In addition to amortization of the fair value credit adjustments to the acquired loans, the Company has applied write-offs of acquired loans against the fair value credit adjustments under the presumption that the credit fair value adjustment represents that amount of acquired loans that will not be collected due to credit deterioration. On a monthly basis, management evaluates the adequacy of the original fair value credit adjustment against acquired loans and if the original estimate of credit losses within the acquired portfolio is deemed to be insufficient, the Company will recognize additional expense through the provision for loan losses. The following table presents changes in the credit quality adjustment on loans purchased for the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Balance at beginning of period	$8,753	$—
Amortization	(520)	—
Charge-offs	(500)	—
Recoveries	25	—
Net charge-offs	(475)	—

Balance at end of period	$7,758	$—

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the nine months ended September 30, 2009 consisted of 43 loans totaling $500 thousand or 0.08% of the average loans on an annualized basis for the nine months ended September 30, 2009. These charge-offs, included $238 thousand of residential loans, $157 thousand of consumer loans and $205 thousand of commercial loans.

The total gross loan charge-offs for the nine months ended September 30, 2009 consisted of 61 loans totaling $2.0 million or 0.31% of the average loans on an annualized basis for the nine months ended September 30, 2009. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at September 30, 2009. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at September 30, 2009. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

Non-interest income was approximately $5.5 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the components of non-interest income:

	September 30, 2009	September 30, 2008	Increase (Decrease)
			$	%
Service charges on deposit accounts	$1,506	$559	$947	169.4%
Other service charges, commissions and fees	1,475	593	882	148.7%
Gain on sale of mortgage loans originated for sale	1,182	612	570	93.1%
Gain (Loss) on sale of other interest earnings assets	156	(15)	171	(1,140.0)%
Income from bank owned life insurance	725	165	560	339.4%
Other income	431	380	51	13.4%

Total non-interest income	$5,475	$2,294	$3,181	138.7%

The $3.2 million or 138.7% increase in total non-interest income is mostly attributable to increases in service charges on deposit accounts, other service charges and fees, gains on sales of mortgage loans originated for sale, and income recognized on the cash surrender value of bank owned life insurance, which increased $947 thousand, $882 thousand, $570 thousand and $560 thousand, respectively. As a result of the merger, service charges on deposit accounts directly related to the Tower Bank division’s branches contributed $880 thousand to the overall change in service charges on deposit accounts. The majority of the increase in the other service charges and fees relates to debit card fees and trust services income which grew by $479 thousand and $269 thousand for the first nine months of 2009 when compared to the same period in 2008. The increase in gains on sale of mortgage loans is the direct result of increased volume of loans sold into the secondary market at our Graystone Mortgage, LLC subsidiary, which has benefited from the recent residential refinancing boom. We have also experienced increases in residential mortgages for new home purchases during the first nine months of 2009 compared to the same year ago period. The increase in income from bank owned life insurance is partially due to the addition of bank owned life insurance as a result of the Merger. Historically, the nine months ended September 30, 2008 only included one quarter of income compared to three quarters of income during the same period in 2009.

Non-Interest Expense

Non-interest expense was approximately $24.1 million and $10.1 million for the nine months ended September 30, 2009 and 2008, respectively. Excluding the effects of merger expenses of approximately $1.7 million associated with the consummation of the merger of equal transaction, non-interest expense for the third quarter would have amounted to approximately $22.4 million, up approximately $12.3 million or 122.0% from $10.1 million for the same period in 2008. The $12.3 million increase is mostly attributable to increases in salary and employee benefits, occupancy and equipment expense, FDIC insurance premiums, data processing expenses, and other operating expenses.

The following table presents the components of non-interest expenses:

	September 30, 2009	September 30, 2008	Increase (Decrease)
			$	%
Salaries and employee benefits	$11,523	$5,962	$5,561	93.3%
Occupancy and equipment	3,664	1,667	1,997	119.8%
FDIC insurance premiums	1,320	198	1,122	566.7%
Advertising and promotion	422	275	147	53.5%
Data processing	1,414	476	938	197.1%
Professional service fees	843	445	398	89.4%
Other operating expenses	3,212	1,080	2,132	197.4%
Merger related expenses	1,722	—	1,722	n/a

Total non-interest expenses	$24,120	$10,103	$14,017	138.7%

Salary and employee benefits increased $5.5 million or 93.3%. Salaries increased by $4.6 million while employee benefits increased by $971 thousand. As a result of the merger, salaries and employee benefits directly related to Tower Bank branches for the first nine months of 2009 contributed approximately $2.0 million to the increase in salary and benefit expenses. The remaining increased level of salary expense was driven by personnel costs in connection with our branch expansion into York, Pennsylvania in May 2008, Ephrata, Pennsylvania in July 2008, and State College, Pennsylvania in October 2008. In addition, we continued to add experienced commercial lending teams and deepen the back office operations staffing to support growth. We also incurred general merit increases for all eligible employees between September 30, 2008 and September 30, 2009.

Occupancy and equipment expense increased $2.0 million or 119.8%. The increase was partially related to the additional expense attributable to the Tower Bank division’s branches which contributed $1.1 million to occupancy and equipment expense. The remaining occupancy and equipment expense increase related to the addition of three branch offices during 2008 and the lease of the corporate center office space during the third quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At September 30, 2009, we had approximately $874.3 million in FDIC-insured deposits.

The FDIC has also imposed a special assessment on all FDIC-insured banks based on total assets and Tier 1 capital as of June 30, 2009. As such, FDIC-insured institutions subject to the special assessment accrued the liability in their second quarter results (i.e. the quarter ending June 30, 2009 for calendar year end companies). Furthermore, the FDIC has the authority, after June 30, 2009, to impose additional emergency assessments on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that is believes would adversely affect public confidence or a level which would be close to zero or negative at the end of a calendar quarter. At this time we cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our future earnings. The Company expensed and paid $580 thousand for the special FDIC assessment during the first nine months of 2009. This special assessment accounts for a portion of the change in the FDIC insurance premiums expense for the first nine months of 2009 compared to the same period of 2008 with the remaining increase due to the aforementioned increase in regular quarterly premiums.

Data processing expense increased $938 thousand or 197.1%. These increases are directly related to increased data processing costs given the rapid growth in the Bank, including the Merger, between September 30, 2008 and September 30, 2009.

Other operating expenses increased $2.1 million or 197.4%. The portion of the increase that can be attributed directly to the Tower Bank branches equaled $322 thousand for the nine months ended September 30, 2009. The remaining increase was primarily due to increases in telephone and postage expense, directors’ fees, the amortization of intangible assets and debt extinguishment charges of $327 thousand, $195 thousand, $354 thousand, and $119 thousand, respectively. The amortization of intangible assets relates to the amortization of the core deposit intangible asset recognized as a result of the Merger. The debt extinguishment charge relates to the debt fair value discount recognized on the FHLB borrowings obtained through the Merger that had subsequently been paid-off during the second quarter of 2009.

In connection with the merger, we have identified certain operating cost savings where we will be able eliminate redundancies in various operational functions including system and personnel costs. During June 2009, we converted the existing systems of the former separate bank subsidiaries to one core operating system which will result in future savings relating to data processing, salary and benefit costs, and other operational costs. As a result of the timing of the system conversion, the third quarter of 2009 is the first quarter that began to reflect cost savings related to the combination of the operating systems of the two bank divisions. During the third quarter of 2009, the Company has experienced a decrease in salaries and employee benefits expenses of $532 thousand compared to the second quarter of 2009, which is a direct result of cost savings in connection with the merger integration.

Income Tax Expense

Income tax expense was $577 thousand and $110 thousand for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate for the nine months ended September 30, 2009 was 25.9%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance and earnings from tax-exempt securities as well as a partial release of $24 thousand related to a previously established valuation allowance associated with deferred tax assets for losses on equity securities, for which the tax benefits were realized during the period. Our effective tax rate was 6.7% for the nine months ended September 30, 2008 as a result of the release of a valuation allowance of $434 thousand established during 2007 related to the estimated ability of the Company to recover net operating loss benefits in future periods. The statutory tax rate for both periods was 34.0%.

At the time of the Merger, we established a full valuation allowance against the deferred tax asset related to unrealized losses within the equity securities portfolio since management does not expect to recognize sufficient capital gains to offset the unrealized losses. Resultantly, if we realize losses in future periods on sales of equity securities within the consolidated statement of operations, there will be no tax benefit recognized, which will cause an increase in the our effective tax rate.

Financial Condition

Total Assets

Total assets increased by $737.6 million, or 115.0%, to $1.4 billion at September 30, 2009 as compared to $641.3 million at December 31, 2008. The increase includes $531.6 million of assets received in connection with the merger on March 31, 2009. Excluding the assets received in the merger, our total assets grew by approximately $206.0 million or 42.9% on an annualized basis between December 31, 2008 and September 30, 2009.

Loans, net

Our gross loan balance grew by $437.0 million, or 76.9%, to $1.0 billion during the first nine months of 2009. The increase includes $418.7 million of loans purchased in the merger on March 31, 2009. Excluding the fair value of loans purchased in the merger, gross loans grew by approximately $18.3 million since December 31, 2008. During the third quarter of 2009, new commercial and consumer loan originations totaled $37.6 million, which were offset by a net decrease in existing loan balances of $46.9 million. The net decrease in existing loan balances during the third quarter included the reduction of approximately $12.0 million of mortgages previously held in the Company’s loan portfolio. Management believes that there continues to be strong demand for commercial and consumer loans to credit qualified businesses and individuals within the Company’s market areas, which management anticipates will result in increased loan growth during the fourth quarter of 2009.

See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at September 30, 2009 and the changes from December 31, 2008:

	September 30, 2009	December 31, 2008	Increase/(Decrease)
			$	%
Commercial	$719,910	$508,744	$211,166	41.5%
Consumer & other	84,242	54,084	30,158	55.8%
Mortgage	200,757	5,123	195,634	3818.7%

Total Loans	1,004,909	567,951	436,958	76.9%
Deferred costs (fees)	(152)	(229)	77	33.6%
Allowance for loan losses	(8,390)	(6,017)	(2,373)	39.4%

Net Loans	$996,367	$561,705	$434,662	77.4%

The increase in mortgage loans of $195.6 million between December 31, 2008 and September 30, 2009 is predominately mortgage loans acquired in the merger. The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 71.6% and 89.6% of total loans at September 30, 2009 and December 31, 2008, respectively. In addition, we have $114.3 million in loan participations without recourse sold to unaffiliated banks through September 30, 2009, where we maintain the servicing rights with these relationships. During the nine months period ending September 30, 2009, we have not purchased any loans from other unaffiliated banks. Currently, the bank is participating in three loans purchased in prior years from unaffiliated banks. The total outstanding balance of these loans is $3.0 million. The borrowers on these loans are in-market customers and the Company has neither experienced nor anticipates any losses due to nonperformance. Additionally, we have not participated in any shared national credit programs and we do not have any shared national credits in our loan portfolio. We expect continued loan growth during the remainder of 2009, as we focus on serving the credit needs of our market areas, while exercising prudent underwriting standards considering the economic uncertainties that are expected to continue. However, due to uncertain economic conditions and the continued recession resulting in lower levels of loan demand, we expect that loan growth may be slower than historically experienced.

The table below sets forth, for the periods indicated, information with respect to our non-accrual loans, accruing loans greater than 90 days past due, total nonperforming loans, other real estate owned, total nonperforming assets, and selected asset quality ratios.

	September 30, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$4,736	$1,366
Accruing loans greater than 90 days past due	1,848	104

Total non-performing loans	6,584	1,470
Other real estate owned	933	—

Total non-performing assets	7,517	1,470
Allowance for Loan Losses	8,390	6,017
Credit fair value adjustment on loans purchased	7,758	—

Allowance for credit losses	$16,148	$6,017
Non-performing assets to total assets	0.55%	0.23%
Non-performing loans to period end loans	0.66%	0.26%
Allowance for loan losses to period end loans	0.84%	1.06%
Allowance for credit losses to period end loans	1.61%	1.06%
Allowance for loan losses to non-performing loans	127.43%	409.32%
Allowance for credit losses to non-performing loans	245.26%	409.32%

The accounting estimates for loan losses are subject to changing economic conditions. At September 30, 2009, the non-accrual loans totaled $4.7 million compared to $1.4 million at December 31, 2008. Excluding the non-accrual loans purchased through the Merger of $3.1 million, non-accrual loans equaled $1.6 million at September 30, 2009 compared to $1.4 million at December 31, 2008. When analyzing the non-accrual loans on an individual basis, there are no individual non-accrual loans with an outstanding balance of greater than $ 850 thousand. Of the $4.7 million of non-accrual loans at September 30, 2009, $3.5 million or 73.4% related to commercial real estate loans, $293 thousand or 6.1% to commercial and industrial loans, $114 thousand or 2.4% to consumer loans and $853 thousand or 18.0% to mortgage loans. Of these non-performing loans, management has determined one loan totaling $552 thousand to be impaired at September 30, 2009. Based on the expected cash flows, including sales proceeds from collateral, management has determined that no specific reserve against the impaired loan is necessary at September 30, 2009. Management has performed a detailed review of the non-performing loans and of their related collateral and believe the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. During the first nine months of 2009, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of residential real estate values as a result of an economic downturn. A majority of the credit defaults experienced throughout the industry have been related to “subprime” loans, and loans with low introductory rates that reset to market or above-market rates after a set introductory period. Since we have avoided these types of loan products, we have experienced a relatively low percentage of non-performing loans when compared to the total amount of loans.

Other real estate owned consists of six properties totaling $933 thousand at September 30, 2009. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or market value. Market value is based on the anticipated sales prices less costs to sell for each respective property.

Securities Available for Sale

At September 30, 2009, total available for sale securities were $160.0 million, an increase of $140.1 million from total available for sale securities of $19.9 million at December 31, 2008. The securities available for sale portfolio at December 31, 2008 consisted entirely of U.S. Government agency securities and municipal bonds of $19.9 million, of which $16.5 million matured or was called during the first nine months of 2009. As a result of the Merger, we acquired available for sale securities with a fair value balance of $58.3 million. These securities included $47.0 million of debt securities and $11.3 million of equities, most of which are investments in banks, bank holding companies and financial institutions. Since March 31, 2009, we have purchased debt securities and sold various debt and equity securities to realign the holdings within the equity investment portfolio obtained through the Merger with our overall investment strategy by shifting the investments in higher-risk equity securities to fixed income debt securities with less exposure to market volatility.

Subsequent to the Merger, the Company has sold securities valued at approximately $9.2 million from the equity portfolio resulting in a net gain on sale of securities of $160 thousand for the nine months ended September 30, 2009. The fair value of remaining portfolio totals $2.1 million. Many of the equity securities held in the portfolio at September 30, 2009 are financial institutions that management considers to be highly illiquid due to the nature of the institution and the manner in which shares are offered into the market. Certain positions held in the equity securities are in excess of the average daily trading volume. These securities, if determined to be traded in an active market, shall be measured within Level 1 as the product of the quoted price for the individual instrument times the quantity held. The quoted price shall not be adjusted because of the size of the position relative to trading volume (blockage factor). The use of a blockage factor is prohibited, even if a market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price. Over time we plan to focus the composition of the portfolio to consist primarily of fixed income securities in an attempt to minimize volatility to future earnings. Considering the current volatility in the financial services industry and the fair value determinations, we continue to expect to recognize gains and losses through the statement of operations as a result of the difference between the fair value of these securities, and the proceeds recognized upon the sale of these securities.

Bank-owned Life Insurance

In July 2008, we purchased a bank-owned life insurance (“BOLI”) policy for $12 million as a means to generate tax-free income and reduce our effective tax rate. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage to the Company. In connection with the merger, we acquired an additional $11.3 million in cash surrender value of BOLI. At September 30, 2009, the total cash surrender value of the BOLI was $24.3 million. The proceeds are used to offset a portion of current and future employee benefit costs.

Deposits

Total deposits at September 30, 2009 were $1.1 billion, an increase of $600.8 million from total deposits of $525.5 million at December 31, 2008. The increase includes $410.2 million of deposits assumed in connection with the merger on March 31, 2009. Excluding the deposits assumed in the merger, our total deposits grew by approximately $190.6 million or 48.5% on an annualized basis between December 31, 2008 and September 30, 2009.

The table below displays the increases in deposits by type at September 30, 2009 as compared to December 31, 2008.

	September 30, 2009		December 31, 2008		Increase/Decrease
	Amount	%	Amount	%	$	%
Non-interest bearing transaction accounts	$97,589	8.7%	$42,466	8.1%	55,123	129.81%
Interest checking accounts	107,500	9.5%	19,060	3.6%	88,440	464.01%
Money market accounts	408,080	36.2%	120,625	23.0%	287,455	238.30%
Savings accounts	108,347	9.6%	49,310	9.4%	59,037	119.73%
Time deposits of $100,000 or greater	130,588	11.6%	207,935	39.6%	-77,347	-37.20%
Time deposits, other	274,180	24.3%	86,074	16.4%	188,106	218.54%

Total deposits	$1,126,284	100%	$525,470	100%

The most significant increase in deposit type was in interest checking and money market accounts, which represented 9.5% and 36.2% of total deposits at September 30, 2009 compared to 3.6% and 23.0% of total deposits at December 31, 2008. This increase is the result of management efforts to grow more stable deposits at a lower cost than higher-cost time deposits. The money market accounts include $13.1 million and $11.4 million of brokered money market deposits at September 30, 2009 and December 31, 2008, respectively. Time deposits represent 35.9% of total deposits at September 30, 2009 compared to 56% of total deposits at December 31, 2008. The time deposits include $28.6 and $52.2 million of brokered certificates of deposit at September 30, 2009 and December 31, 2008, respectively. Overall, total brokered deposits were $41.8 million or approximately 3.7 % of our total deposits at September 30, 2009.

The average balances and weighted average rates paid on deposits for the first nine months of 2009 and 2008 are presented in the table below:

	September 30, 2009		September 30, 2008		Increase (Decrease) in average balances
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Non-interest bearing transaction accounts	$79,974	N/A	$31,258	N/A	48,716	155.9%
Interest checking accounts	57,901	0.61%	25,089	1.45%	32,812	130.8%
Money market accounts	308,719	1.81%	65,753	2.71%	242,966	369.5%
Savings accounts	87,486	1.71%	23,012	2.66%	64,474	280.2%
Time deposits, other	353,136	2.96%	269,360	4.49%	83,776	31.1%

Total	$887,216	1.97%	$414,472	3.53%	$472,744	114.1%

As reflected above, we have decreased the average rate on our total deposits by 157 basis points between the first nine months of 2008 and the first nine months of 2009. Although we operate in a very competitive environment for deposits, we have been able to grow our deposits from an average of $414.5 million to $887.2 million between the nine months ended September 30, 2008 and the nine months ended September 30, 2009 as a result of acquisition-related growth and organic growth.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased $9.3 million from December 31, 2008 to September 30, 2009. At December 31, 2008, short-term borrowings also included a $10 million advance from the Federal Home Loan Bank of Pittsburgh that was retired in the first quarter of 2009. As a result of the merger, we assumed $6.4 million of short-term outstanding borrowings all of which was retired as of September 30, 2009. At September 30, 2009, short-term borrowings consist of $5.3 million in advances from the Federal Home Loan Bank of Pittsburgh. During the third quarter, the three lines of credit with unaffiliated banks were fully repaid with net proceeds received in the common stock offering. The total outstanding balance of these lines of credit prior to repayment was $7.2 million. These lines of credit with unaffiliated banks were payable on demand or had short-term maturities.

Long-term debt increased by $34.1 million from December 31, 2008 to September 30, 2009. At September 30, 2009, long-term debt consisted of $54.1 million in advances from the FHLB that had a maturity of greater than one year and $9.0 million of subordinated debt issued in June 2009. As a result of the merger, we assumed $31.9 million of long-term debt of which $5.3 million has since been reclassified as short-term borrowings and $1.5 million has been retired. The total average rate incurred on borrowings for the third quarter of 2009 was 4.73% compared to an average rate of 2.52% for the fiscal year ending December 31, 2008.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity increased $109.8 million or 200.4%, from $54.8 million at December 31, 2008 to $164.6 million at September 30, 2009. The increase of $109.8 million was due to equity received in the merger on March 31, 2009 of $57.9 million, and a common stock offering in which the Company received net proceeds of $51.7 million. The increase of $57.9 million related to the merger included the addition of approximately $45.5 million in net assets and $12.4 million of goodwill. The Company made a capital contribution to its wholly owned bank subsidiary, Graystone Tower Bank, in the amount of $43.5 million of the net proceeds received in the common stock offering. The remaining net proceeds were used to pay down short-term borrowings, long-term debt, and other operating expenses. The increase in accumulated comprehensive income is attributed to the unrealized gains on available for sales securities. The increase in our accumulated deficit is due to the declaration of dividends of $2.8 million to our stockholders offset by the net income of $1.7 million.

The Company is subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2009, the Company and the Bank met the minimum requirements. In addition, capital ratios of the Company and the Bank exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

On June 12, 2009, the Company issued, to private investors, $9,000 of subordinated notes bearing an annual interest rate of 9.00%. Each note may be redeemed at the Company’s discretion and contains a maturity date of July 1, 2014. The Company has contributed the net proceeds from the sale of the notes to the Bank. the Company’s wholly-owned subsidiary, as Tier 1 capital to support the Bank’s continued growth, including ongoing lending activities in its local markets. The Notes are intended to qualify as Tier 2 capital at Tower Bancorp, Inc, for regulatory purposes, to the extent permitted. In accordance with applicable regulatory treatment one-fifth of the original principal amount of the Notes will be excluded each year from Tier 2 capital during the last five years prior to maturity. The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

Graystone Tower Bank

	September 30, 2009	December 31, 2008	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	15.81%	10.80%	8.00%
Tier I Capital (to Risk Weighted Assets)	15.00%	9.80%	4.00%
Tier I Capital (to Average Assets)	11.51%	9.20%	4.00%

Tower Bancorp, Inc.

	September 30, 2009	December 31, 2008	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	15.93%	10.10%	8.00%
Tier I Capital (to Risk Weighted Assets)	14.41%	9.10%	4.00%
Tier I Capital (to Average Assets)	11.21%	8.50%	4.00%

Management believes, as of September 30, 2009, that the Company and the Bank met all capital adequacy requirements to which it is subject.

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the Merger, $24.4 million of accumulated earnings related to the pre-merger retained earnings of the Company, were transferred and reclassified into additional paid-in capital. Based on the approval from the Pennsylvania Department of Banking, this amount is available for cash dividends and may be declared and paid in future periods. During the third quarter of 2009, the Company declared a dividend of $0.28 per share which totaled $1.4 million.

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide our shareholders with the opportunity to use cash dividends, as well as optional cash payments up to $50,000 per quarter, to purchase additional shares of Company common stock. The Company has reserved 1,000,000 shares of common stock, no par value, for issuance under the Plan. At the discretion of the Company, shares may be purchased under the Plan directly from the Company or in open market purchases from others by the plan agent. The purchase price for shares purchased from the Company with reinvested dividends is 95% of the fair market value of the Company’s common stock on the investment date. The purchase price for shares purchased with voluntary cash payments or any open market purchases is 100% of the fair market value of the Company’s common stock on the investment date. During the third quarter of 2009, approximately $230 thousand in capital has been raised under the Plan.

Also during the second quarter of 2009, the Company’s Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide our employees with the opportunity to purchase shares of Company common stock directly from the Company. The purchase price for shares purchased under the Employee Plan is 95% of the fair market value of the Company’s common stock on the purchase date. During the third quarter of 2009, approximately $33 thousand in capital has been raised under the Employee Plan.

In connection with the Emergency Economic Stabilization Act of 2009 and the Troubled Asset Recovery Program (TARP), the U.S. Department of the Treasury (UST) has initiated a Capital Purchase Program. Through this program, qualifying financial institutions are eligible to participate in the sale of senior preferred stock to the UST in an amount not less than 1% of total risk-weighted assets and not more than 3% of total risk-weighted assets. The senior preferred stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% thereafter. The UST would also receive warrants to purchase a number of shares of common stock of the financial institution having an aggregate market value equal to 15% of the senior preferred stock on the date of the investment, subject to certain reductions.

In January 2009, Graystone received preliminary approval from the U.S. Treasury Department for the placement of up to $17.3 million in senior preferred stock. In March 2009, Graystone announced that it would not be participating in the U.S. Treasury Department’s Troubled Asset Relief Program Capital Purchase Program. The Company did not apply to participate in the Capital Purchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk principally includes liquidity risk, interest rate risk, and market price risk which are discussed below.

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

Management maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company. On a quarterly basis, the Asset Liability Committee (“ALCO”) of the board of directors reviews a comprehensive liquidity analysis along with any changes to the liquidity contingency plan.

As of September 30, 2009, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”) of approximately $353.9 million of which approximately $59.3 million was used in the form of borrowings. Accordingly, we had unused borrowing capacity of $294.6 million at the FHLB. Based on the FHLB capital stock owned by the Bank as of September 30, 2009, we can access approximately $40.8 million of funding without the need to purchase additional FHLB stock. As of September 30, 2009, we had federal funds lines availability at three correspondent banks totaling $27.5 million. There were no funds drawn upon these facilities as of September 30, 2009.

We participate in obtaining wholesale funding sources in addition to core demand deposits. As of September 30, 2009, we had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits as an alternative source of funds in the amount of $23.6 million. We also participate in a brokerage sweep program that provides for the deposit of funds with the benefit of insurance from the FDIC. The balance of this funding as of September 30, 2009 was approximately $13.1 million. Brokered deposits, exclusive of CDARS reciprocal deposits accounted for approximately 1.6% and 8.5% of total deposits as of September 30, 2009 and December 31, 2008, respectively. Time deposits comprise approximately $404.8 million or 35.9% of our deposit liabilities. At September 30, 2009, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $247.8 million or 22.0% of total deposits. This compares to $42.5 million, or 8.1%, of total deposits, at December 31, 2008.

Management is of the opinion that its liquidity position at September 30, 2009, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Interest Rate Risk

We actively manage our interest rate sensitivity position. Interest rate sensitivity is the matching or mismatching of the repricing and rate structure of the interest-bearing assets and liabilities. Our primary objectives of interest rate risk management are to neutralize adverse impacts to net interest income arising from interest rate movements and to attain sustainable growth in net interest income. The Management Asset Liability Committee (“MALCO”) is primarily responsible for developing and implementing asset liability management strategies in accordance with the Asset and Liability Management Policy and Procedures (the “ALCO Policy”) approved by the board of directors. The MALCO generally meets on a monthly basis and is comprised of members of our senior management team. The ALCO of the board of directors meets on a quarterly basis to review the guidelines established by MALCO and the results of our interest rate risk analysis.

We manage interest rate sensitivity by changing the volume, mix, pricing and repricing characteristics of our assets and liabilities. We have not entered into derivative contracts such as interest rate swaps, caps, and floors.

The interest rate characteristics and interest repricing characteristics of the loan portfolio at September 30, 2009 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristic	Percentage of Portfolio
Fixed-rate loans	20.4%
Adjustable-rate loans	43.4%
Variable-rate loans	36.2%
Total	100.0%

Maturity Structure	Percentage of Portfolio
One month or less	34.8%
Two to six months	6.6%
Six to twelve months	6.2%
One to two years	10.8%
Two to three years	8.8%
Three to five years	23.5%
Greater than five years	9.3%
100.0%

As of September 30, 2009, the loan portfolio contained $372 million of loans in the variable-rate interest mode. Of these loans, 85% had interest rate floors. The majority of these loans are indexed to prime, 1-Month LIBOR, and 3-Month LIBOR (i.e. the index plus a spread). While the interest rate floors provide the bank with interest rate protection given that the prime rate and LIBOR rates, plus the applicable spread, are substantially below these floors, these loans will not generate incremental income in an upward rising environment until the floors have been pierced. The compression on net interest margin related to these relationships will be influenced by a number of variables including, but not limited to, the volatility of the respective indices, the speed at which rates rise, and the interest rate sensitivity of deposit costs. To date, we have elected to manage this risk without the use of derivative contracts.

As of September 30, 2009, the mortgage loan portfolio contained $200.8 million of mortgages of which $83 million will reprice over the next twelve months. The mortgage loans that will reprice over the next twelve months have a current weighted average interest rate of approximately $4.75%. The majority of these mortgage loans are indexed to the one-year Treasury rate. In the current rate environment, these loans will reprice to new rates that are below the current contractual rates thereby putting pressure on net interest margin. In the event that the one-year Treasury rate rises, the loss of interest income from repricing will be lessened. We have been actively encouraging customers to refinance these loans into fixed-rate loans through our mortgage company subsidiary as a means of locking in historically low interest rates. Since June 30, 2009, the mortgage loan portfolio has been reduced by $12.0 million. We expect to continue this strategy and other initiatives to manage this interest rate risk. Furthermore, we expect that newly originated mortgage loan volume will principally be underwritten and sold into the secondary market through our mortgage subsidiary. To date, we have elected to manage this risk without the use of derivative contracts.

As of September 30, 2009, we reported deposit liabilities of approximately $1.1 billion and securities sold under agreements to repurchase of approximately $7.4 million. Comparatively, we reported deposit liabilities of approximately $525.5 million and securities sold under repurchase agreements of approximately $8.4 million at December 31, 2008. Approximately $410.2 million of deposit growth during the first nine months of 2009 was attributed to the merger. We also reduced brokered deposits, exclusive of reciprocal in-market deposits, by $26.4 million between December 31, 2008 and September 30, 2009. The remaining $217.0 million of growth was attributed to deposit origination within markets we serve.

The maturity structure of the time deposit portfolio as of September 30, 2009, is summarized below.

Certificates of Deposit Maturity Structure	Dollars (millions)	Percentage
One months or less	$46.6	11.5%
Over one month through one year	209.1	51.7%
Over one year through two years	45.5	11.2%
Over two years	103.6	25.6%
Total	$404.8	100.0%

During the third quarter of 2009, we increased the dollar amount of time deposits maturing beyond two years by $48.8 million, as we seek to extend the maturity structure of the time deposit portfolio considering the current low interest rate environment. As noted above, approximately $256 million of time deposits will mature over the next year. Given existing market conditions, we expect to retain a significant portion of the maturing time deposit portfolio in the form of new time deposits or money market accounts at interest rates that are generally lower than current rates of the time deposits maturing over the next year. However, we are actively seeking to extend the weighted average life of the time deposit portfolio which may result in renewing a portion of the time deposit portfolio at rates that are higher than the rates of time deposits maturing over the next year.

We use several tools to assess and measure its interest rate risk including interest rate simulation analysis that is prepared on a quarterly basis. Each analysis is largely dependent on many assumptions and variables with past behaviors that may not prove to be effective predictors of future outcomes. These assumptions are reviewed on at least a quarterly basis.

Gap Analysis. We use gap analysis to compare the relationship of assets that are expected to reprice during a specific time frame (“Rate Sensitive Assets” or “RSA”) as compared to liabilities that are scheduled to reprice during an identical time period (“Rate Sensitive Liabilities” or “RSL”). When the ratio is greater than one, RSA exceed RSL and potentially exposes the bank to a risk of a decline in interest rates by virtue of a larger amount of assets repricing at lower interest rates than rate sensitive liabilities. The converse would be true of a RSA/RSL ratio less than 1.0. While gap analysis can be useful in evaluating the relationship of RSA to RSL, it does not capture other critical interest rate risk variables such as the extent of change that will take place when a RSA or RSL reprices, prepayment considerations, and other factors. Under the ALCO Policy, the interest rate simulation report measures the ratio of rate sensitive assets to rate sensitive liabilities at a one-year time frame. The ALCO Policy has established an acceptable relationship of RSA to RSL to a range of 80% to 120%.

During the past quarter, we have modified the methodology to use in computing repricing gap in the current economic environment in two ways. First, we have modified the treatment of variable-rate loans with current interest rates below loan floors by classifying them as rate sensitive assets. As of September 30, 2009, we have $317 million of loans that are currently in the variable rate mode with interest rates indexed to the prime rate, the one-month LIBOR, and the three-month with current interest rates determined by floors. To the extent that these loans will not reprice until the floor have been pierced (approximately 175 basis points), these loans are technically not rate sensitive. However, for purposes of computing repricing gap, we have treated these loans as rate-sensitive to capture their behavior in more traditional interest rate environments. Second, we have classified all interest-bearing non-maturity deposits as repricing immediately. In the past, we time-weighted interest-bearing non-maturity deposits as a means of giving consideration to the extent to which such deposits were less interest rate sensitive than the rate shocks applied to the balance sheet. We believe that the new methodology is more conservative, albeit this methodology has the potential to highlight the inherent weaknesses of repricing gap analysis as explained above.

At September 30, 2009, the balance sheet of the Company was liability sensitive with a gap ratio of approximately 87.6%. The gap ratio is within policy guidelines. In large part, the liability sensitive position of the balance sheet is due to the increase in transaction, money market, and savings accounts in the deposit portfolio. This is an intentional strategy designed to strengthen on-balance sheet liquidity, acquire lower cost in-market deposits, and address consumer demand for FDIC-insured liquid deposits. As of September 30, 2009, 98.4% of deposits were originated within markets we serve.

Net Interest Income at Risk. We assess the percentage change in net interest income assuming interest rate shocks (upward and downward) of 100, 200, and 300 basis points. Given the current rate environment, we limited the downward shock to 100 basis points. This analysis captures the timing of the repricing of RSA and RSL as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. Under the Asset and Liability Management Policy and Procedures, the interest rate simulation report measures the percentage change in net interest income for one year assuming interest rate shocks of 100, 200, and 300 basis points. The ALCO Policy has established an acceptable negative percentage change in net interest income under 100, 200, and 300 basis point shocks of 20%.

The table below summarizes the Net Interest Income at Risk modeling results as of September 30, 2009.

	Actual	Policy
Net Interest Income: Up 100 Bps (%)	-2.73%	20.0%
Net Interest Income: Up 200 Bps (%)	-2.27%	20.0%
Net Interest Income: Up 300 Bps (%)	-1.19%	20.0%
Net Interest Income: Down 100 Bps (%)	1.97%	20.0%

Economic Value of Equity at Risk. We assess the present value of cash inflows of cash, investments, loans, bank-owned life insurance policies, when applicable, netted against the present value of cash outflows from deposits, repurchase agreements, borrowings, and other interest-bearing liabilities, all discounted to a measurement date. This measure is expressed as the percentage change in the present value of such cash flows when interest rates are shocked (upward and downward) at 100, 200, and 300 basis points. Under the Asset and Liability Management Policy and Procedures, the interest rate simulation reports measures the percentage change in economic value of equity at risk assuming interest rate shocks of 100, 200, and 300 basis points. Given the current rate environment, we limited the downward shock to 100 basis points. The ALCO Policy has established an acceptable negative percentage change in economic value of equity at risk under 100, 200, and 300 basis point shocks of 20%.

The table below summarizes the Economic Value of Equity at Risk as of September 30, 2009.

	Actual	Policy
Economic Value of Equity: Up 100 Bps (%)	-5.79%	20.0%
Economic Value of Equity: Up 200 Bps (%)	-9.12%	20.0%
Economic Value of Equity: Up 300 Bps (%)	-12.12%	20.0%
Economic Value of Equity: Down 100 Bps (%)	7.41%	20.0%

Market Price Risk

As of September 30, 2009, our investment portfolio had a market value of approximately $166.3 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we have a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $2.1 million. At the bank level, the Bank has a portfolio with a market value of approximately $164.2 million comprised of debt securities summarized below and certain restricted short-term investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2008, we had a portfolio with a market value of approximately $22.0 million that was held at the bank level. This portfolio was comprised of government agency obligations, municipal obligations and certain restricted short-term investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank.

The investment portfolio increased $109 million during the third quarter of 2009. Of this increase, $43.5 million was attributed to the infusion of cash from the public offering of the Company’s common stock, net of the repayment of short-term debt. The remaining increase in investments was a result of increased deposits, net of a reduction in the equity portfolio by $2 million, principally through the sale of securities. The maturities and cash flows from these investments have been structured to coincide with the lending activities of the bank. For example, the weighted average life of the bank investment portfolio is 2.6 years. We believe that the off balance sheet liquidity sources of the bank and the ability to raise in-market deposits at reasonable prices adequately mitigates the cash flow variability of the investment portfolio.

During the third quarter of 2009, we added two new security classes to the investment portfolio: Government National Mortgage Association collateralized mortgage obligations and Small Business Administration loan pools. These securities are secured by the full, faith, credit and taxing power of the United States of America and carry a zero risk weighting for regulatory capital purposes.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on our financial position or results of operations. The table below summarizes the maturity structure of the portfolio as of September 30, 2009.

	Market Values (in thousands)
	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
Investment Portfolio of Graystone Tower Bank
U.S. Government Agency Obligations	$27,258	11,854	—	—	39,112
State and Municipal Obligations	1,947	5,065	7,573	7,232	21,817
Mortgage-backed securities: Note 1					97,037
Other Securities: Note 2					6,254

Graystone Tower Bank Portfolio	$29,205	16,919	7,573	7,232	164,220

Investment Portfolio of Equity Securities held at holding company					$2,072
Total Investment Securities					$166,292

Note 1: Mortgage-backed securities include agency mortgage-backed securities; Government National Mortgage Association collateralized mortgage obligations, and Small Business Administration loan pools.

Note 2: Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on our financial position or results of operations. The Equity Portfolio was acquired as a result of the merger. As of September 30, 2009, the equity portfolio was comprised of 37 different equity securities of financial institutions. The total asset sizes of the financial institutions ranged from less than $50 million to financial institutions with assets of approximately $2.2 billion. The financial institutions are geographically diverse with concentrations in the mid-Atlantic and western states.

Management notes that U.S. GAAP precludes the consideration of the relationship of shares owned to the average daily trading volume. If the reporting entity holds a position in a single financial instrument (including a block) and the instrument is traded in an active market, the fair value of the position shall be measured within Level 1 as the product of the quoted price for the individual instrument times the quantity held. The quoted price shall not be adjusted because of the size of the position relative to trading volume (blockage factor). The use of a blockage factor is prohibited, even if a market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price. U.S. GAAP also places heavy reliance on quoted prices and places a burden of proof on management to demonstrate that a market is not active. Generally a quoted price is treated as a Level 1 input even if the stock is thinly traded as is the case for many of the positions in the Equity Portfolio.

The Equity Portfolio is comprised of several positions for which the number of shares held significantly exceeds the average daily trading volume. Management further believes that the liquidation of the portfolio, even in an orderly fashion, exposes the portfolio to market discounts given the relationship of the number of shares held to the average daily volume. By prohibiting the application of a discount to the per share price to reflect market realities, Management believes valuation methodology to determine fair value under U.S. GAAP along with the volatility of the financial institutions market may result in gains or losses over time as management seeks to liquidate the portfolio.

Item 4.	Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Tower’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

Tower’s management is responsible for establishing and maintaining adequate internal control over financial reporting. During the quarter ended September 30, 2009, in conjunction with the integration of Tower and Graystone Financial Corp. (“Graystone”) following the merger that was effective March 31, 2009, Tower continued implementing or changing key procedures, systems, and personnel throughout the organization. The integration also provided for the enhancement of certain management and administrative personnel and staffing, as well as the implementation of certain credit administration, loan review, lending and other control policies and procedures throughout the entire Tower organization. Management believes that these changes will significantly remediate the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting, as filed with Tower’s annual report on Form 10-K for the year ended December 31, 2008. Additionally, in connection with the reverse merger, Tower adopted the internal control structure of Graystone. Nonetheless, the Graystone Bank and Tower Bank divisions, representing the pre-merger entities, generally continued operating under their pre-existing control structures until the conversion of Tower’s core processing system and information technology system, which was completed in early June 2009. To bridge the gap between the legal closing of the merger and the systems conversion, temporary controls such as additional general ledger reconciliations and system access reviews were put in place prior to the systems conversion. Other than the foregoing, there were no changes in Tower’s internal control over financial reporting during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, Tower’s internal control over financial reporting.

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

The following describes the risks and uncertainties that we believe are material to our business as of September 30, 2009.

Risks Related to Our Business

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

These programs and proposals subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. If enacted, the proposals included in the Treasury Department’s financial reform plan would substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

A continuation of recent turmoil in the financial markets, particularly if economic conditions worsen more than expected, could have an adverse effect on our financial position or results of operations.

In recent periods, United States and global markets, as well as general economic conditions, have been disrupted and are volatile. This situation is continuing and, since the beginning of the third quarter of 2008, has worsened significantly. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and liquidity issues for financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

A substantial decline in the value of our Federal Home Loan Bank of Pittsburgh common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $6.1 million as of September 30, 2009.

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

To further support the rebuilding of the deposit insurance fund, the FDIC implemented a special assessment in the second quarter of 2009 that required us to recognize approximately $580 thousand of additional expense during that quarter. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. On September 29, 2009, the FDIC announced a proposal that would require FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for 2010 through 2012 on December 30, 2009. This proposal, if made final, would have a negative effect on our cash flow.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These increases and the special assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

Our ability to make a profit, like that of most financial institutions, substantially depends upon our net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or reduce net interest income and net income.

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

We provide lending services to various types of small businesses, their owners, professionals and other individuals. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors that may cause a borrower to be unable to repay its obligations. The current economic downturn may increase this risk of default or loss, which may adversely impact our results of operations and financial condition.

The severity and duration of the current recession and the composition of our loan portfolio could impact the level of loan charge-offs and the provision for loan losses and may affect our net income or loss.

National and regional economic conditions could impact the loan portfolio of Graystone Tower Bank. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could further weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings and, consequently, our financial condition because:

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline; and

•	the overall quality of our loan portfolio may decline.

Any of these scenarios could require that we charge-off a higher percentage of our loans and/or increase our provision for loan losses, which would negatively impact our results of operations.

In this regard, in establishing the size of our allowance for loan losses, we make various general assumptions and judgments about the quality and collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The amount of our provision for loan losses and the percentage of loans we are required to charge-off may be impacted by adverse developments in and the overall risk composition of the loan portfolio. While we believe that our allowance for loan losses as of September 30, 2009 is sufficient to cover losses inherent in the loan portfolio on that date, we may be required to increase our loan loss provision or charge-off a higher percentage of loans due to adverse developments in or changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations. For example, a decrease in real estate values could cause higher loan losses and require higher loan loss provisions for loans that are secured by real estate.

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.

We may fail to realize the anticipated benefits of our recent merger of equals with Graystone Financial Corp.

Our success depends on, among other things, our ability to realize anticipated cost savings and revenue enhancements from the Graystone merger and to combine the businesses of Graystone with Tower in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the Graystone merger may not be realized fully or at all or may take longer to realize than expected.

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

Prior to the merger of Tower and Graystone, Graystone had experienced rapid growth since opening in November 2005. Tower’s management intends to pursue a growth plan consistent with Graystone’s prior business strategy, including leveraging our existing branch network and adding new branch locations in current and adjacent markets we choose to serve.

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

Future acquisitions could dilute your ownership of our common stock and may cause us to become more susceptible to adverse economic events.

We may issue shares of our common stock in connection with future acquisitions and other investments, which would dilute your ownership interest in us. While there is no assurance that these transactions will occur, or that they will occur on terms favorable to us, future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses into us could have a material effect on the value of our common stock. In addition, these acquisitions could require us to expend substantial cash or other liquid assets or to incur debt, which could cause us to become more susceptible to economic downturns and competitive pressures.

Our controls and procedures may fail or could be circumvented.

Our management has implemented a series of internal controls, disclosure controls and procedures, and corporate governance policies and procedures in order to ensure accurate financial control and reporting. However, any system of controls, no matter how well designed and operated, can only provide reasonable, not absolute assurance that the objectives of the system are met. Any failure or circumvention of our controls and/or procedures could have a material adverse effect on our business and results of operation and financial condition.

Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in the markets we serve. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

An interruption or breach in security with respect to our information systems, as well as information systems of our outsourced service providers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete actively with other Pennsylvania and Maryland financial institutions, many larger than us, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. We will likely be generally competitive with all institutions in our service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. Many of the institutions with which we compete have substantially greater resources and lending limits and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

We continually encounter technological change.

Our future success depends, in part, on our ability to effectively embrace technology efficiencies to better serve customers and reduce costs. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Tower and Graystone Tower Bank are subject to extensive regulation, supervision and examination by certain state and federal agencies including the FDIC, as insurer of Graystone Tower Bank’s deposits, the Board of Governors of the Federal Reserve System, as regulator of the holding company, and the Pennsylvania Department of Banking, as regulator of Pennsylvania chartered banks. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on Graystone Tower Bank’s and Tower’s operations.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate and there can be no assurance about the market prices for our common stock.

Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	our financial condition, performance, creditworthiness and prospects;

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•

changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and

•	the relatively low trading volume of our common stock.

The trading volume in our common stock is less than that of other financial services companies.

Our common stock has been listed on the NASDAQ Global Market under the symbol “TOBC” since April 6, 2009. The average daily trading volume for shares of our common stock is less than other financial services companies. Given the lower trading volume of our common stock, the sale of a significant number of these shares, or the expectation of such sales, could adversely affect the market price of our stock.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our capital at desired or regulatory-required levels or to replace existing capital, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We are generally not restricted from issuing such additional shares. We may sell any shares that we issue at prices below the current market price of our common stock, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions.

Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if our or Graystone Tower Bank’s capital ratios fall below the required minimums, we or the bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our ability to pay dividends is subject to limitations.

Tower Bancorp is a bank holding company and its operations are principally conducted by its subsidiary bank, Graystone Tower Bank. Accordingly, our ability to pay dividends depends on the receipt of dividends from Graystone Tower Bank. As a state chartered bank, Graystone Tower Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. The failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

Our management controls a substantial percentage of our stock and therefore have the ability to exercise significant control over our affairs.

Our directors and executive officers beneficially own in excess of 20% of our issued and outstanding common stock. Such persons, as a group, will have sufficient votes to strongly influence the outcome of matters submitted to our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change in control of Tower.

Anti-takeover provisions and restrictions on ownership could negatively impact our shareholders.

Provisions of Pennsylvania law and our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders. In addition, the Bank Holding Company Act of 1956, as amended, or the BHCA, requires any bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K filed on September 24, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K filed on March 31, 2009)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Tower’s Report on Form 8-K filed on June 12, 2009)

10.1	Underwriting Agreement, dated August 28, 2009, among Tower Bancorp, Inc., the Selling Securityholders named therein and Raymond James & Associates, as representative of the underwriters (Incorporated by reference to Exhibit 1.1 to Tower’s Report on Form 8-K filed on August 28, 2009)

10.2	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Tower’s Report on Form 8-K filed on September 24, 2009)

10.3	Form of Nonqualified Stock Option Agreement under the 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Tower’s Report on Form 8-K filed on September 24, 2009)

10.4	Tower Bancorp, Inc. 2009 Executive Incentive Plan

10.5	Amendment Number Seven to First National Bank of Greencastle Employees Stock Ownership Plan and Trust, effective August 1, 2009

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to Tower’s Report on Form 8-K filed August 19, 2009)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date: November 9, 2009	By:	/s/ ANDREW S. SAMUEL
Andrew S. Samuel
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ MARK S. MERRILL
Mark S. Merrill
Executive Vice President and Chief Financial Officer

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K filed on September 24, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Tower’s Report on Form 8-K filed on March 31, 2009)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Tower’s Report on Form 8-K filed on June 12, 2009)

10.1	Underwriting Agreement, dated August 28, 2009, among Tower Bancorp, Inc., the Selling Securityholders named therein and Raymond James & Associates, as representative of the underwriters (Incorporated by reference to Exhibit 1.1 to Tower’s Report on Form 8-K filed on August 28, 2009)

10.2	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Tower’s Report on Form 8-K filed on September 24, 2009)

10.3	Form of Nonqualified Stock Option Agreement under the 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Tower’s Report on Form 8-K filed on September 24, 2009)

10.4	Tower Bancorp, Inc. 2009 Executive Incentive Plan

10.5	Amendment Number Seven to First National Bank of Greencastle Employees Stock Ownership Plan and Trust, effective August 1, 2009

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to Tower’s Report on Form 8-K filed August 19, 2009)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a).

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)