Form 10-Q
period 2010-03-31
TOWER BANCORP INC
filed 2010-05-06
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,130,734 shares of common stock outstanding at April 28, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(Amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and due from banks	$85,545	$33,955
Federal funds sold	10,621	16,645

Cash and cash equivalents	96,166	50,600
Securities available for sale	195,305	189,853
Restricted investments	6,254	6,254
Loans held for sale	6,103	8,034
Loans, net of allowance for loan losses of $10,892, and $9,695	1,151,320	1,128,576
Premises and equipment, net	29,133	29,810
Premises and equipment held for sale, net	549	—
Accrued interest receivable	5,052	4,974
Deferred tax asset, net	1,577	1,742
Bank owned life insurance	24,898	24,606
Goodwill	11,935	11,935
Other intangible assets, net	3,190	3,367
Other assets	10,690	10,832

Total Assets	$1,542,172	$1,470,583

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$121,868	$119,116
Interest bearing	1,154,633	1,097,353

Total deposits	1,276,501	1,216,469
Securities sold under agreements to repurchase	5,119	6,892
Short-term borrowings	5,284	5,292
Long-term debt	77,581	65,689
Accrued interest payable	1,184	1,090
Other liabilities	12,116	11,274

Total Liabilities	1,377,785	1,306,706

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 7,234,092 issued and 7,130,734 outstanding at March 31, 2010, 7,226,041 shares issued and 7,122,683 outstanding at December 31, 2009	—	—
Additional paid-in capital	172,686	172,409
Accumulated deficit	(4,114)	(4,025)
Accumulated other comprehensive loss	(92)	(414)
Less: cost of treasury stock, 103,358 at March 31, 2010 and December 31, 2009	(4,093)	(4,093)

Total Stockholders’ Equity	164,387	163,877

Total Liabilities and Stockholders’ Equity	$1,542,172	$1,470,583

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2010 and 2009

(Amounts in thousands, except share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$16,506	$8,288
Securities	1,036	129
Federal funds sold and other	33	6

Total Interest Income	17,575	8,423
Interest Expense
Deposits	4,609	3,763
Short-term borrowings	93	32
Long-term debt	824	254

Total Interest Expense	5,526	4,049

Net Interest Income	12,049	4,374
Provision for Loan Losses	1,450	2,366

Net Interest Income after Provision for Loan Losses	10,599	2,008
Non-Interest Income
Service charges on deposit accounts	740	217
Other service charges, commissions and fees	526	234
Gain on sale of mortgage loans originated for sale	273	267
Gain on sale of other interest earnings assets	24	—
Income from bank owned life insurance	321	164
Other income	120	66

Total Non-Interest Income	2,004	948
Non-Interest Expenses
Salaries and employee benefits	5,099	2,517
Occupancy and equipment	1,696	732
Amortization of intangible assets	177	—
FDIC insurance premiums	398	180
Advertising and promotion	135	77
Data processing	511	195
Professional service fees	441	254
Other operating expenses	1,266	513
Merger related expenses	111	1,306

Total Non-Interest Expenses	9,834	5,774

Net Income (Loss) Before Income Tax Expense (Benefit)	2,769	(2,818)

Income Tax Expense (Benefit)	864	(933)

Net Income (Loss)	$1,905	$(1,885)

Net Income (Loss) Per Common Share
Basic	$0.27	$(0.68)
Diluted	$0.27	$(0.68)
Dividends declared	$0.28	$—
Weighted Average Common Shares Outstanding
Basic	7,125,253	2,765,717
Diluted	7,130,335	2,765,717

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three months ended March 31, 2010 and 2009

(Amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—December 31, 2008	$—	$57,547	$(2,909)	$147	$—	$54,785
Restricted common stock awards earned		295				295
Stock Option Expense		549				549
Fair Value of Consideration Exchanged in Merger		61,946			(4,093)	57,853
Comprehensive Income:
Net Income			(1,885)			(1,885)
Unrealized loss on securities available for sale, net of taxes of $21				(41)		(41)

Total Comprehensive Income						(1,926)

Balance—March 31, 2009 (unaudited)	$—	$120,337	$(4,794)	$106	$(4,093)	$111,556

Balance—December 31, 2009	$—	$172,409	$(4,025)	$(414)	$(4,093)	$163,877
Stock issued as investment in DDMP		51				51
Stock Option Expense		28				28
Proceeds from stock purchase plans		198				198
Dividends declared			(1,994)			(1,994)
Comprehensive Income:
Net Income			1,905			1,905
Unrealized gain on securities available for sale, net of taxes of $166				322		322

Total Comprehensive Income						2,227

Balance—March 31, 2010 (unaudited)	$—	$172,686	$(4,114)	$(92)	$(4,093)	$164,387

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

Three Months ended March 31, 2010 and 2009

(Amounts in thousands, except share data)

	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$1,905	$(1,885)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	1,450	2,366
Net accretion on securities and loans	(169)	(45)
Depreciation and amortization	646	209
Amortization of intangible assets	177	—
Amortization of unearned compensation on restricted stock	—	295
Stock option expense	28	549
Deferred tax benefit	—	(844)
(Increase) decrease in accrued interest receivable	(78)	114
Increase (decrease) in accrued interest payable	94	(278)
Net increase in the cash surrender value of life insurance	(292)	(164)
Decrease (increase) in other assets	193	(434)
Increase (decrease) in other liabilities	842	(3,767)
Gain on sale of loans originated for sale and other interest earning assets	(297)	(267)
Loans originated for sale	(21,198)	(26,169)
Sale of loans	23,402	24,532

Net Cash Provided by (Used in) Operating Activities	6,703	(5,788)

Cash Flows from Investing Activities
Proceeds from maturities and sales of securities available for sale	39,809	6,496
Purchases of securities available for sale	(44,431)	—
Net increase in loans	(24,344)	(24,296)
Purchases of premises and equipment	(518)	(558)
Net cash received in Merger	—	9,017

Net Cash Used in Investing Activities	(29,484)	(9,341)

Cash Flows from Financing Activities
Net proceeds from advances on long-term debt	11,892	100
Net decrease in short-term borrowings	(8)	(33,936)
Net (decrease) increase in securities sold under agreements to repurchase	(1,773)	1,314
Net increase in deposits	60,032	72,365
Proceeds from the sale of common stock	198	—
Dividends paid	(1,994)	—

Net Cash Provided by Financing Activities	68,347	39,843

Net Increase in Cash and Cash Equivalents	45,566	24,714
Cash and Cash Equivalents - Beginning	50,600	32,022

Cash and Cash Equivalents - Ending	$96,166	$56,736

Supplemental disclosure of information:
Interest paid	$5,432	$4,327
Income taxes paid	$750	$—

Supplemental schedule of noncash investing and financing activities
Other real estate acquired in settlement of loan	$266	$674
Unrealized gain (loss) on investments securities available for sale	$488	$(63)

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010 (Unaudited)

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

On December 27, 2009, Tower Bancorp, Inc. and First Chester County Corporation (“First Chester”) entered into an Agreement and Plan of Merger (the “FCEC Acquisition Agreement”) pursuant to which Tower will acquire First Chester in an all-stock transaction valued at approximately $65 million or $10.22 per share based on the closing price of Tower common stock at the announcement of this acquisition. In the acquisition, First Chester shareholders will receive 0.453 shares of Tower common stock for each share of First Chester common stock they hold on the effective date of the acquisition. As described in the definitive agreement, the exchange ratio is subject to upward or downward adjustment if loan delinquencies at First Chester increase or decrease beyond specified amounts.

As part of the definitive agreement, Tower’s subsidiary bank, Graystone Tower Bank, agreed to increase its lending facility with First Chester to up to $26 million as well as to purchase up to $100 million of residential mortgage and commercial loans from First National Bank of Chester County (“FNB”) in order for the bank to satisfy the regulatory capital requirements of the Office of the Comptroller of the Currency (the “OCC”). As of March 31, 2010, the Bank has loaned $26 million to First Chester. The Bank has also purchased approximately $52 million in performing commercial loans from First National Bank of Chester County during the fourth quarter of 2009.

On March 4, 2010, the FCEC Acquisition Agreement was amended between Tower and First Chester. As part of the amended agreement, First Chester shall use its best efforts to sell at or prior to the effective date of the acquisition, the American Home Bank Division of FNB (“AHB Division”) to one or more purchasers on terms and conditions acceptable to both First Chester and Tower. The AHB Division engages in mortgage-banking activities on a nation-wide basis. Additionally, we extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB.

Following the transaction, based on the 0.453 exchange ratio, current Tower shareholders will own approximately 71% and First Chester shareholders will own approximately 29% of the combined company’s common stock. Pending regulatory approvals and approvals of shareholder of both entities, the acquisition is expected to be completed during the middle of 2010.

Basis of Presentation

The merger between the Company and Graystone was considered a “merger of equals” and was accounted for as a reverse merger using the acquisition method of accounting with Graystone as the accounting acquirer. As a result, the historical financial information included in the Company’s financial statements and related footnotes as reported in this Form 10-Q is that of Graystone.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP), the instructions for Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for a complete presentation of

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation are included. The operating results for the three month periods ended March 31, 2010 are not necessarily indicative of results that may be expected for any other period or for the full year ending December 31, 2010. The accounting policies discussed within the notes to the unaudited consolidated financial statements are followed consistently by the Company. These policies are in accordance with U.S. GAAP and conform to common practices in the banking industry.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standard Codification Update for improving disclosures about fair value measurements. This update requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by this update are effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Company. The Company has implemented the disclosure requirements of this update within this Form 10-Q which can be found in Note 11 of the Notes to the Unaudited Consolidated Financial Statements. This update also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of this update is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Company. The adoption of this update is not expected to materially impact the Company’s fair value measurement disclosures.

In June 2009, the FASB issued a pronouncement that amends the derecognition guidance in U.S. GAAP and eliminates the concept of qualifying special-purpose entities (“QSPE”s). This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009 and early adoption is prohibited. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended March 31, 2010.

In June 2009, the FASB issued a pronouncement, which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This pronouncement eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. The pronouncement is effective for fiscal years and

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

interim periods beginning after November 15, 2009. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended March 31, 2010.

In December 2007, the FASB issued a pronouncement that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of January 1, 2009. The adoption of this pronouncement did not have a material impact to our consolidated financial statements. In January 2010, the FASB issued updated guidance relating to the decrease in ownership of a subsidiary. The updated guidance is effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended March 31, 2010.

Note 2 – Merger Accounting

On November 13, 2008, Graystone and the Company announced the execution of an agreement of merger, providing for the merger of Graystone with and into the Company. The Merger became effective prior to the start of business on March 31, 2009. The Merger has been accounted for as a reverse merger using the acquisition method of accounting. For accounting purposes, Graystone is considered to be acquiring Tower in this transaction with the surviving legal entity operating under Tower Bancorp, Inc.’s articles of incorporation. Immediately following the holding company merger, the Company’s wholly-owned subsidiary, The First National Bank of Greencastle, merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, under the name “Graystone Tower Bank.” Graystone Tower Bank is, therefore, the wholly owned subsidiary of Tower Bancorp, Inc. and operates under the prior Graystone Bank charter.

The Merger generated goodwill of $11,935, consisting of synergies and increased economies of scale such as the ability to offer more diverse and more profitable products, added diversity to the branch system to achieve lower cost deposits, an increased legal lending limit, etc. Management expects that no goodwill recognized as a result of the Merger will be deductible for income tax purposes. Goodwill totaled $11,935 as of both March 31, 2010 and December 31, 2009. The Company tests goodwill for impairment annually as of October 31 and intermittently as events occur that would indicate that a potential impairment of goodwill had occurred. The Company experienced no events during the first quarter of 2010 that required the completion of a goodwill impairment test.

The following table shows the pro forma financial results for the Company and Graystone for the three months ended March 31, 2009, assuming that the Merger occurred on January 1, 2009:

Pro-forma
March 31, 2009
Net interest income	$9,687
Pre-tax net income	(1,919)
Income tax expense	(1,147)
Net income	(772)

Pro-forma earnings per share:
Basic	$(0.11)
Diluted	$(0.11)

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 3 - Securities Available for Sale

The amortized cost of securities and their approximate fair values at March 31, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2010
Equity securities	$740	$5	$(66)	$679
U.S Government sponsored agency securities	62,650	96	(104)	62,642
U.S. Government sponsored agency mortgage-backed securities	8,046	21	(28)	8,039
Collateralized mortgage obligations	89,170	35	(382)	88,823
Municipal bonds	11,502	115	(43)	11,574
Municipal bonds – taxable	12,893	288	(35)	13,146
SBA Pool Loan Investments	10,443	—	(41)	10,402

	$195,444	$560	$(699)	$195,305

	December 31, 2009
Equity securities	$1,156	$20	$(44)	$1,132
U.S Government sponsored agency securities	56,437	12	(65)	56,384
U.S. Government sponsored agency mortgage-backed securities	9,109	37	(30)	9,116
Collateralized mortgage obligations	93,058	81	(654)	92,485
Municipal bonds	7,093	95	—	7,188
Municipal bonds – taxable	12,917	64	(71)	12,910
SBA Pool Loan Investments	10,710	—	(72)	10,638

	$190,480	$309	$(936)	$189,853

Included with the Company’s securities available for sale are pledged securities with a fair market value of $54,488 and $34,999 at March 31, 2010 and December 31, 2009, respectively. The securities were pledged to secure public deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of available for sale securities as of March 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	March 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$435	$439
Due after one year through five years	38,940	39,144
Due after five years through ten years	35,982	36,052
Due after ten years	11,688	11,727

	87,045	87,362

Mortgage-backed securities (1)	107,659	107,264
Equity securities	740	679

	$195,444	$195,305

(1)	Mortgage-backed securities include agency mortgage-backed securities, Government National Mortgage Association collateralized mortgage and Small Business Agency Loan Pools obligations.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments.

	Year Ended March 31,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses) Gains
2010
Equity securities	$24	$(3)	$—	$21
Debt securities	3	—	—	3

Total	$27	$(3)	$—	$24

2009
Equity securities	$—	$—	$—	$—
Debt securities	—	—	—	—

Total	$—	$—	$—	$—

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	March 31, 2010
Equity securities	$491	$66	$—	$—	$491	$66

U.S Government sponsored agency securities	14,891	104	—	—	14,891	104
U.S. Government sponsored agency mortgage-backed securities	6,570	28	—	—	6,570	28
Collateralized mortgage obligations	53,770	382	—	—	53,770	382

Municipal bonds	2,938	43	—	—	2,938	43

Municipal bonds – taxable	1,977	35	—	—	1,977	35
SBA Pool Loan Investments	10,402	41	—	—	10,402	41

	$91,039	$699	$—	$—	$91,039	$699

	December 31, 2009
Equity securities	$417	$44	$—	$—	$417	$44
U.S Government sponsored agency securities	47,101	65	—	—	47,101	65
U.S. Government sponsored agency mortgage-backed securities	7,275	30	—	—	7,275	30
Collateralized mortgage obligations	70,991	654	—	—	70,991	654
Municipal bonds	—	—	—	—	—	—
Municipal bonds – taxable	6,955	71	—	—	6,955	71
SBA Pool Loan Investments	10,710	72	—	—	10,710	72

	$143,449	$936	$—	$—	$143,449	$936

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

The previous table represents 26 investment securities at March 31, 2010 where the current fair value is less than the related amortized cost. There were 36 investment securities at December 31, 2009 that had a current fair value less than the related amortized cost. Management evaluates all securities for other-than-temporary impairment at least on a monthly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management does not have the intent is to sell these investments and believes it is more likely than not, that it will not sell the securities prior to the recovery of their cost basis or maturity unless market, economic or specific investment concerns warrant a sale of securities. Management believes these impairments to be temporary in nature for all cases.

Note 4 – Loans

The following table presents a summary of the loan portfolio at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Commercial	$892,534	$861,673
Consumer & other	84,786	85,510
Residential mortgage	185,040	191,277

Total Loans	1,162,360	1,138,460
Deferred costs (fees)	(148)	(189)
Allowance for loan losses	(10,892)	(9,695)

Net Loans	$1,151,320	$1,128,576

The Company serviced $111,843 and $111,649 of participation loans for unrelated parties at March 31, 2010 and December 31, 2009, respectively.

The Company sold $23,402 and $24,532 of residential mortgage loans into the secondary market during the three months ended March 31, 2010 and 2009, respectively. A gain of $273 and $267 was recognized on the sale of these loans for the three month periods ended March 31, 2010 and 2009, respectively.

The following table presents the components of the allowance for credit losses as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Allowance for loan losses	$10,892	$9,695
Credit quality adjustment on loans purchased	2,519	2,942

Allowance for credit losses	$13,411	$12,637

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Balance at beginning of period	$9,695	$6,017
Provision for loan losses	1,450	2,366
Charge-offs
Commercial	(297)	(563)
Consumer	—	(59)
Residential mortgage	—	—

Total Charge-offs	(297)	(622)
Recoveries
Commercial	44	—
Consumer	—	—
Residential mortgage	—	—

Total Recoveries	44	—

Net charge-offs	(253)	(622)

Balance at end of period	$10,892	$7,761

Changes in the credit quality adjustment on loans purchased were as follows for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Balance at beginning of period	$2,942	$—
Credit fair value adjustment mark	—	4,044
Amortization	(150)	—
Charge-offs
Commercial	(139)	—
Consumer	(65)	—
Residential mortgage	(93)	—

Total Charge-offs	(297)	—
Recoveries
Commercial	3	—
Consumer	20	—
Residential mortgage	1	—

Total Recoveries	24	—

Net charge-offs	(273)	—

Balance at end of period	$2,519	$4,044

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

Acquired loans deemed to be impaired at the time of purchase in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer” are included in the balance of impaired loans. However, these purchased impaired loans have been recorded at their fair value based on anticipated future cash flows at the time of acquisition and are considered to be performing loans as we expect to fully collect the new carrying value (i.e. fair value) of the loans.

The following table presents non-performing assets as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Non-accrual loans
Commercial	$9,072	$3,408
Consumer	356	320
Residential mortgage	1,300	990

Total non-accrual loans	10,728	4,718

Accruing loans greater than 90 days past due
Commercial	443	634
Consumer	—	48
Residential mortgage	1,214	1,424

Total accruing loans greater than 90 days past due	1,657	2,106

Non-performing loans	12,385	6,824
Other real estate owned	661	927

Non-performing assets	$13,046	$7,751

The Company had total impaired loans of $16,940 and $10,917 as of March 31, 2010 and December 31, 2009, respectively. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company has determined that a reserve of $2,010 and $451 was required against the impaired loans at March 31, 2010 and December 31, 2009, respectively.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 5 – Other Intangibles

Information concerning total amortizable other intangible assets at March 31, 2010 and December 31, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2009	$3,899	$532
2010 Activity:
Core deposit intangibles	—	177

Balance at March 31, 2010	$3,899	$709

The estimated amortization for the next five years and thereafter is as follows:

2010 (April – December)	$479
2011	585
2012	513
2013	444
2014	372
Thereafter	797

$3,190

Note 6 - Deposits

The following is a summary of deposits at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Non-interest bearing transaction accounts	$121,868	$119,116
Interest checking accounts	118,204	110,356
Money market accounts	508,708	477,292
Savings accounts	91,732	87,117
Time deposits of $100,000 or greater	149,884	130,938
Time deposits, other	286,105	291,650

Total	$1,276,501	$1,216,469

Brokered deposits totaled $87,441 and $61,114 at March 31, 2010 and December 31, 2009, respectively. Brokered deposits, exclusive of in-market reciprocal brokered deposits, totaled $55,436 and $46,018 at March 31, 2010 and December 31, 2009, respectively.

Note 7 – Borrowings

Federal Home Loan Bank

The Bank has a maximum borrowing capacity under an agreement with the Federal Home Loan Bank (“FHLB”) of approximately $551,896 and $482,024 at March 31, 2010 and December 31, 2009, respectively. The available amount of borrowing capacity for March 31, 2010 and December 31, 2009 was approximately $492,553 and $422,679, respectively. The total outstanding borrowings at March 31, 2010 equaled $59,343, of which $5,250 has a maturity of less than one year and is classified as short-term borrowing. The remaining borrowings of $54,093 have a maturity greater than one year and are classified as long-term debt at March 31, 2010. The average interest rate on FHLB borrowings at March 31, 2010 equaled 3.94%. At March 31, 2010, the unamortized fair value adjustment to FHLB borrowings assumed in the Merger totaled $(187). The total outstanding borrowings at December 31, 2009 equaled $59,346, of which, $54,096 have a stated maturity

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

greater than one year and are classified as long-term debt at December 31, 2009. The remaining $5,250 in FHLB borrowings are classified as short-term borrowings at December 31, 2009.

Other Borrowings

On June 12, 2009, the Company issued, to private investors, $9,000 of subordinated notes bearing an annual interest rate of 9.00%. Each note may be redeemed at the Company’s discretion and contains a maturity date of July 1, 2014. Interest only payments are due on a quarterly basis with the unpaid principal balance due at maturity.

On February 5, 2010, the Company accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $12,000 of subordinated notes, on a private placement basis, to accredited investors. The investors included a director of the Company and his spouse, who purchased an aggregate of $1,000 in principal amount of the subordinated notes. The notes bear interest, payable on the 15th of January, April, July and October of each year, at a fixed interest rate of 9.00% per year. The notes have a maturity date of July 1, 2015. The notes may be redeemed at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

Federal funds are reported on a gross basis. Federal funds sold are stated as assets and federal funds purchased are stated as liabilities. Federal funds purchased are considered short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. Generally, federal funds are purchased or sold for one day periods and bear interest based upon the daily federal funds rate. The Company did not have any federal funds purchased at March 31, 2010 or December 31, 2009.

Capital Lease Obligations

Included in short-term borrowings and long-term debt are two capital lease agreements, which relate to the Lebanon and York branches. Total capital lease obligations related to these leases were $2,709 and $2,729 at March 31, 2010 and December 31, 2009, respectively.

Note 8 - Net Income Per Share and Comprehensive Income

The Company’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Company’s common stock equivalents consist solely of outstanding stock options and restricted stock. The effects of options to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	For Three Months Ended
	March 31, 2010	March 31, 2009
Weighted average shares outstanding (basic)	7,125,253	2,765,717
Impact of common stock equivalents	5,082	—

Weighted average shares outstanding (diluted)	7,130,335	2,765,717

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive	79,531	117,103

Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and accounting for certain investments in debt and equity securities.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

The Company has elected to report its comprehensive income in the statement of changes in stockholders’ equity. The only element of “other comprehensive income” that the Company has is the unrealized gains or losses on available for sale securities.

The components of the change in net unrealized gains (losses) on securities are as follows:

	For Three Months Ended
	March 31,	March 31,
	2010	2009
Gross unrealized holding gains (losses) arising during the year	$512	$(62)
Reclassification adjustment for losses (gains) realized in net income	(24)	—

Net unrealized holding gains (losses) before taxes	488	(62)
Tax effect	(166)	21

Net change	$322	$(41)

Note 9 - Financial Instruments with Off-Balance Sheet Risk

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

The outstanding financial instruments represent credit risk in the following amounts at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Commitments to grant loans	$71,842	$12,350
Unfunded commitments under lines of credit	248,734	267,683
Letters of credit	24,785	25,524

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

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. Management believes that the

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2010 and December 31, 2009 for guarantees under standby letters of credit issued is not material to the unaudited consolidated financial statements.

Note 10 - Stock-Based Compensation

At March 31, 2010, the Company had four equity compensation plans, the 2006 Restricted Stock Plan (the “2006 Plan”), the 2007 Stock Incentive Plan (the “2007 Plan”), the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) and the Stock Option Plan for Outside Directors (the “Director Plan”).

During 2006, the shareholders of Graystone approved the 2006 Restricted Stock Plan (the “2006 Plan”), as amended, that provides for the issuance of up to 375,000 shares of restricted stock awards subject to a three year vesting period to key employees and directors. The recipient shall receive all dividends or other distributions and shall have the right to vote with respect to issued but unvested shares. On March 31, 2009, as a result of the Merger, the Company had adopted the provisions of this plan. As of March 31, 2009, the Company had issued all of the available awards under the plan and all of the awards are completely vested as a result of the vesting acceleration in association with the Merger. The Company recognized $0 and $295 of compensation expense during the three month periods ending March 31, 2010 and 2009, respectively, related to the vesting of the restricted stock awards.

In May 2007, the shareholders of Graystone approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the Plan, Graystone may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and deferred stock for up to 600,000 shares (shares reflect the 3-for-2 stock split paid September 30, 2007) of Graystone’s common stock to key employees and directors. On March 31, 2009, as a result of the Merger, the Company had adopted the provisions of this plan. Subsequent to the Merger and as a result of the conversion factor, the total options authorized to be issued under the 2007 Plan equaled 252,000. At March 31, 2010, the Company had 77,705 options available for issuance.

The following table summarizes the outstanding stock options under the Company’s 2007 Plan at March 31, 2010 and December 31, 2009:

			Expiration Date	Options Vested		Unearned Compensation (in 000’s)
Date of Issuance	Options Issued	Exercise Price		March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
June 26, 2007	26,145	$22.22	June 26, 2017	26,145	26,145	$—	$—
January 22, 2008	1,050	$30.96	January 22, 2018	1,050	1,050	—	—
July 17, 2008	56,700	$30.96	July 17, 2018	56,700	56,700	—	—
September 22, 2009	52,400	$26.77	September 22, 2019	—	—	302	318
November 24, 2009	38,000	$19.80	November 24, 2019	—	—	173	182

	174,295			83,895	83,895	$475	$500

The stock options normally vest over a three to five year vesting period and will be expensed over the vesting period. As a result of the Merger, all of the outstanding options at March 30, 2009 became fully vested and exercisable. No options issued under this plan have been exercised during the first three months of 2010. The aggregate intrinsic value of outstanding unvested stock options at March 31, 2010 and December 31, 2009 was $265 and $116, respectively. Options granted resulted in compensation expense of $26 and $549 for the three month periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and in conjunction with the vesting acceleration due to the Merger, a total of 83,895 options have vested with an intrinsic value of $119. These vested options can be exercised at an average price of $28.24 and have an average remaining life of approximately 8 years. The fair values of the options awarded under the Plan are estimated on the date of grant using the Black-Scholes valuation methodology.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

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

Date of Issuance	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Estimated Forfeitures	Expected Life	Issue-Date Fair Value
June 26, 2007	4.49%	32.17%	2.31%	0.00%	6 years	$5.75
January 22, 2008	4.49%	32.17%	2.31%	0.00%	6 years	$3.70
July 17, 2008	4.49%	32.17%	2.31%	1% – 3%	6.5 years	$3.80
September 22, 2009	4.00%	31.84%	3.50%	(1)	(2)	$6.63
November 24, 2009	4.00%	32.63%	3.39%	2.00%	9 years	$5.00

(1)	Estimated forfeitures for stock options issued to executives are 2.00% while the estimated forfeiture for stock options issued to employees is 5.00%.
(2)	Expected life for stock options issued to executives is 9 years while estimated expected life for stock options issued to employees is 7 years.

The dividend yield assumption is based on dividend history and the expectation of future dividend yields. The expected volatility is based on historical volatility using the Company’s own stock price. The risk-free rate is the U.S. Treasury zero-coupon rate commensurate with the expected life of the options on the date of the grant.

At March 31, 2010, there were 5,700 options outstanding under the 1995 Plan and the Company recognized $2 in compensation expense related to the 1995 Plan during the three month period ended March 31, 2010. There are a total of 27,719 options available to be issued under this plan at March 31, 2010.

The following table summarizes the outstanding non-qualified stock options under the Company’s 1995 Plan at March 31, 2010 and December 31, 2009:

			Expiration Date	Options Vested		Unearned Compensation (in 000’s)
Date of Issuance	Options Issued	Exercise Price		March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
September 22, 2009	5,700	$26.77	September 22, 2019	—	—	$32	$34

	5,700			—	—	$32	$34

The assumptions utilized by management to calculate the issue date fair value of $6.63 are the same as the assumptions used for shares issued under the 2007 Plan.

At March 31, 2010, there were a total of 30,958 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted average exercise price of $35.80 per share, and have a weighted average life to maturity of 5.4 years. The Company recognized $0 in compensation expense related to the Director Plan during the three month period ended March 31, 2010. There are a total of 50,170 options available to be issued under this plan at March 31, 2010.

Note 11 - Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company determines the fair value of its financial instruments based on the fair value hierarchy. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions that the market participants would use in pricing the asset or liability based on the best information available in the circumstances. Three levels of inputs are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 are as follows:

	March 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$679	$190	$302	$187
U.S Government sponsored agency securities	62,642	—	62,642	—
U.S. Government sponsored agency mortgage-backed securities	8,039	—	8,039	—
Collateralized mortgage obligations	88,823	—	88,823	—
Municipal bonds	11,574	—	11,574	—
Municipal bonds – taxable	13,146	—	13,146	—
SBA Pool Loan Investments	10,402	—	10,402	—
Commercial servicing rights	528	—	528	—

	$195,833	$190	$195,456	$187

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

	December 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$1,132	$300	$783	$49
U.S Government sponsored agency securities	56,384	—	56,384	—
U.S. Government sponsored agency mortgage-backed securities	9,116	—	9,116	—

Collateralized mortgage obligations	92,485	—	92,485	—
Municipal bonds	7,188	—	7,188	—
Municipal bonds – taxable	12,910	—	12,910	—
SBA Pool Loan Investments	10,638	—	10,638	—
Commercial servicing rights	473	—	473	—

	$190,326	$300	$189,977	$49

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

The following table presents reconciliations of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended March 31, 2010:

Equity Securities
Balance, December 31, 2009	$49
Transfers In from Level 2	138

Balance, March 31, 2010	$187

During the Company’s valuation of the investment portfolio performed during the first three months of 2010, the Company determined one equity security was no longer actively traded on the open market. In the prior year, the fair value of the equity security was determined based on an estimate from limited activity in the open market, determined as Level 2 pricing. As there has been no activity in the current year to determine the fair value price, the Company evaluated the entity’s current financial reports for any going concern or other issues that would affect the entity’s current or future position. Based upon this review, the Company determined the entity does not have any significant issues that would affect the current or future position of the entity. The technique used to determine the price of the equity security required estimates and judgments of management resulting in the classification of the security as a Level 3 security.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$6,103	$—	$—	$6,103
Impaired loans	16,940	—	—	16,940

Total assets	$23,043	$—	$—	$23,043

	December 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$8,034	$—	$—	$8,034
Impaired loans	10,917	—	—	10,917
Loans purchased (1)	418,747	—	—	418,747
Core deposit intangible asset (1)	3,899	—	—	3,899
Premises and equipment (1)	22,644	—	—	22,644

Total assets	$464,241	$—	$—	$464,241

Time deposits (1)	$160,806	$—	$160,806	$—
Borrowings (1)	69,601	—	69,601	—

Total Liabilities	$230,407	$—	$230,407	$—

(1)	– Assets and liabilities are presented at fair value as of the date of the Merger.

Loans held for sale

Loan held for sale include residential mortgage loans which are measured at the lower of aggregate cost or fair value. The fair value is measured as the price that secondary market investors were offering for loans with similar characteristics.

Impaired loans

Under U.S GAAP, a loan is classified as impaired when it is possible that the bank will be unable to collect all or part of the loan balance due based on the contractual agreement, including the interest as well as the principal. Impaired loans included in the preceding table are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral as well as impaired loan purchased as part of the Merger. Fair value is generally determined based upon independent third party appraisals of the properties. The fair value consists of loan balances less valuation allowances. The Company has 106 impaired loans valued at $16,940 at March 31, 2010. As of March 31, 2010, the Company charged off $594 of loans.

Loans purchased

In conjunction with the Merger, the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans represents the portion of the loan balance that has been deemed uncollectible based on management’s expectations of future cash flows for each respective loan.

Core deposit intangible assets

The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding such as

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

The estimated fair values of the Company’s financial instruments were as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	96,166	96,166	50,600	50,600
Securities available for sale	195,305	195,305	189,853	189,853
Restricted investment in bank stock	6,254	6,254	6,254	6,254
Loans held for sale	6,103	6,103	8,034	8,034
Loans, net of allowance for loan losses	1,151,320	1,177,691	1,128,576	1,151,368
Accrued interest receivable	5,052	5,052	4,974	4,974
Financial liabilities:
Deposits	1,276,501	1,242,268	1,216,469	1,191,126
Securities sold under agreements to repurchase	5,119	5,119	6,892	6,892
Short-term borrowings	5,284	5,284	5,292	5,292
Long-term debt	77,581	73,747	65,689	69,814
Accrued interest payable	1,184	1,184	1,090	1,090

	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	71,842	—	12,350	—
Unfunded commitments under lines of credit	248,734	—	267,683	—
Letters of credit	24,785	—	25,524	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009.

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

March 31, 2010 (Unaudited)

(Amounts in thousands, except share data)

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

Note 12 – Premise and Equipment Held for Sale

During the first quarter of 2010, the Company closed two Tower Bank branches to consolidate banking operations in selected areas. All loans and deposit accounts related to these branches were transferred to existing Tower Bank branches. The Company is currently in the process of selling the land and buildings related to two branches and anticipates the sale of the land and buildings within the next year. The carrying value of the branches is based on the net value of the land and building prior to being reclassified as held for sale. This value is currently less than the fair market value at March 31, 2010. As of March 31, 2010, the carrying value of the land and buildings for these branches are $549.

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

FORWARD-LOOKING STATEMENTS

We have made, and may continue to make, certain forward-looking statements in this Report, including information incorporated by reference in this Report. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “target,” “intend” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of Tower and our subsidiaries. These forward-looking statements are subject to various assumptions, risks, uncertainties and other factors including, but not limited to, market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; capital and liquidity strategies and other financial and business matters for future periods.

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

Merger and Acquisitions

On March 31, 2009, Tower Bancorp, Inc. completed the merger with Graystone Financial Corp., (“Graystone”) in an all stock transaction valued at approximately $57.9 million (“the Merger”). The Merger, while considered a merger of equals, was accounted for as a reverse acquisition by Graystone Financial Corp. of Tower Bancorp, Inc. using the acquisition method of accounting and, accordingly, the assets and liabilities of Tower Bancorp, Inc. have been recorded at their respective fair values on the date the Merger was completed. Furthermore, the historical financial information for periods prior to March 31, 2009 included in Tower’s consolidated financial statements and related footnotes as reported in this Form 10-Q is that of Graystone Financial Corp. The Merger was effected by the issuance of shares of Tower Bancorp, Inc. common stock to Graystone shareholders. Each share of Graystone common stock was exchanged for 0.42 shares of Tower common stock, with any fractional shares as a result of the exchange, paid to Graystone shareholders in cash based on $19.78 per share of Tower common stock.

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

On December 27, 2009, Tower Bancorp, Inc. and First Chester County Corporation (“First Chester”) entered into an Agreement and Plan of Merger pursuant to which Tower will acquire First Chester in an all-stock transaction valued at approximately $65 million or $10.22 per share based on the closing price of Tower common stock at the announcement of this acquisition. In the acquisition, First Chester shareholders will receive 0.453 shares of Tower common stock for each share of First Chester common stock they hold on the effective date of the acquisition. As described in the definitive agreement, the exchange ratio is subject to upward or downward adjustment if loan delinquencies at First Chester increase or decrease beyond specified amounts.

As part of the definitive agreement, Tower’s subsidiary bank, Graystone Tower Bank, agreed to increase its lending facility with First Chester to up to $26 million as well as to purchase up to $100 million of residential mortgage and commercial loans from First National Bank of Chester County (“FNB”) in order for FNB to satisfy the regulatory capital requirements of the Office of the Comptroller of the Currency (the “OCC”). As of March 31, 2010, the Bank loaned $26 million to First Chester, the proceeds of which First Chester contributed to FNB as Tier 1 capital. First Chester pledged 100% of in the capital stock of FNB to Graystone Tower Bank to secure repayment of the loan. The Bank has also purchased approximately $52 million in performing commercial loans from FNB during December of 2009.

Following the transaction, based on the 0.453 exchange ratio, current Tower shareholders will own approximately 71% and First Chester shareholders will own approximately 29% of the combined company’s common stock. The shareholders of both entities must approve the combination. Pending final regulatory and shareholder approvals, the acquisition is expected to be completed during the middle of 2010.

On March 4, 2010, the FCEC Acquisition Agreement was amended between Tower and First Chester. As part of the amended agreement, First Chester shall use its best efforts to sell at or prior to the effective date of the acquisition, the American Home Bank Division of FNB (“AHB Division”) to one or more purchasers on terms and conditions acceptable to both First Chester and Tower. The AHB Division engages in mortgage-banking activities on a nation-wide basis. Additionally, we extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB.

Results of Operations

Summary of Financial Results

The merger of Tower Bancorp, Inc. and Graystone Financial Corp. on March 31, 2009 has had a significant impact on our results of operations for the first quarter of 2010 as compared with the first quarter 2009. The operating results reported herein for the three months ended March 31, 2010 include the results for the combined entity. However, the results for the three months ended March 31, 2009 include the operating results of the historic Graystone for the entire three month period and only the operating results since March 30, 2009 for the historical Tower, representing the period after consummation of the Merger which was effective before the opening of business on March 31, 2009. Consequently, comparisons of our results of operation to the same period in 2009 may not be particularly meaningful.

We recognized after-tax net income of approximately $1.9 million or $0.27 per diluted share in the first quarter of 2010, compared to an after-tax net loss of $1.9 million or $(0.68) per diluted share in the first quarter of 2009. The increase in net income of $3.8 million was driven by increases in net interest income of $7.7 million and non-interest income of $1.1 million and a decrease in the provision for loan loss of $916 thousand, which were partially offset by increases in non-interest expense of $4.1 million and income tax expense of $1.8 million. For the quarter, our growth in net interest income was the result of core organic growth, net of corporate interest expense, of $4.1 million or 94.0% over the first quarter 2009 coupled with the addition of the Tower Bank division’s net interest earning assets that contributed $3.6 million to net interest income. The increase in non-interest income was partially the result of the Merger, which directly contributed $519 thousand to the growth of service charges on deposit accounts. Additionally we recognized combined growth of other service charges and fees of $292 thousand primarily due to the addition of income from the trust services department and increased card interchange fees. The largest increases in non-interest expense related to salary and benefits expense and occupancy and equipment expense, which increased $2.6 million and $964 thousand, respectively, as compared to the first quarter of 2009. Both of these increases can be attributed to the rapid growth experienced by the Company since the Merger, which resulted in the opening of new branch locations and the addition of personnel within the finance, operations, credit and lending departments.

We experienced continued asset growth during the first three months of 2010. At March 31, 2010, our assets totaled approximately $1.54 billion compared to $1.47 billion at December 31, 2009.

Net Interest Income

Our major source of operating revenues is net interest income, which increased $7.7 million or 175.5% to approximately $12.1 million for the first quarter of 2010, as compared to approximately $4.4 million for the same period in 2009. The $7.7 million increase in net interest income includes $3.6 million related to the net contribution from interest-earning assets and interest-earning liabilities derived from of the Tower division, which is excluded from the first quarter 2009 results of operations. Excluding the effect of the Merger, net interest income, net of corporate interest expense, increased by $4.1 million or 94.0% over first quarter of 2009.

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

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We do not rely on brokered deposits to fund asset growth as demonstrated by the limited use of brokered deposits, which represent less than 7.0% of total deposits, on our consolidated balance sheet at March 31, 2010 and less than 5.0% at December 31, 2009. In connection with our growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended March 31, 2010 as compared to the same period in 2009. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a 34% Federal tax rate. All dollar amounts are in thousands.

	For the Three Months Ended March 31,
	2010			2009
	Average Balance (2)	Interest	Average Rate	Average Balance (2)	Interest	Average Rate
	(in thousands)

Interest-earning assets:
Federal funds sold and other	$24,576	$33	0.54%	$13,918	$6	0.17%
Investment securities (1)	177,121	1,057	2.42%	19,287	135	2.84%
Loans	1,150,976	16,506	5.82%	585,807	8,288	5.74%

Total interest-earning assets	1,352,673	17,596	5.28%	619,012	8,429	5.52%

Other assets	153,173			30,349

Total assets	$1,505,846			$649,361

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$697,925	2,120	1.23%	$230,749	1,347	2.37%
Time deposits	435,686	2,489	2.32%	267,702	2,416	3.66%
Borrowings	83,077	917	4.48%	46,219	286	2.51%

Total interest-bearing liabilities	1,216,688	5,526	1.84%	544,670	4,049	3.01%

Demand deposits	110,886			44,113
Other liabilities	14,036			6,056
Stockholders’ equity	164,236			54,522

Total liabilities and stockholders’ equity	$1,505,846			$649,361

Net interest spread			3.43%			2.51%
Net interest income and interest rate margin FTE		$12,070	3.62%		$4,380	2.87%

Tax equivalent adjustment		(21)			(6)

Net interest income		$12,049			$4,374

Ratio of average interest-earning assets to average interest-bearing liabilities	111.2%			113.6%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 34%
(2)	Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended
	March 31, 2010 vs. March 31, 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold	$7	$20	$27
Investment securities	1,550	(628)	922
Loans	8,104	114	8,218

Total interest income	$9,660	$(494)	$9,167

Interest expense:
Interest-bearing non-maturity deposits	$17,807	$(17,034)	$773
Time deposits	18,449	(18,376)	73
Borrowings	318	313	631

Total interest expense	36,574	(35,097)	1,477

Net interest income	$(26,914)	$34,603	$7,690

Interest income increased approximately $9.2 million, or 108.8%. This increase was caused by approximately $733.7 million or 118.5% increase in the average balance of interest-earning assets, which resulted in approximately $9.7 million increase to interest income. This increase was partially offset by a 24 basis point reduction in average rates that resulted in a reduction of interest income of approximately $494 thousand.

Interest income on investment securities increased approximately $922 thousand, or 682.8%. The average balance of investments held by the Bank increased from $19.3 million at March 31, 2009 to $177.1 million at March 31, 2010, which resulted in an increase of approximately $1.6 million in interest income. The increase in the average balance of investment securities relates primarily to the addition of securities acquired through the Merger as well as additional investments purchased with excess liquidity. Since March 31, 2009, the Company purchased higher-yielding collateralized mortgage obligation securities, government agency step-up securities, and SBA pooled loan securitizations as well as other lower risk debt securities. These investments served as an initial way for management to deploy funds received through deposit growth and capital offerings into interest earning assets until the proceeds could be used to fund loan growth. This increase is offset by the reduction in the interest rates earned on securities as compared to prior year resulting in a reduction of 42 basis points on the average rate and a reduction of interest income of $628 thousand.

Average yields on loans increased 8 basis points or 1.4%, from 5.74% during the first quarter of 2009 to 5.82% during the first quarter of 2010. The Federal Reserve maintained the intended federal funds target rate between 0.08% and 0.25% during both quarters ended March, 31, 2010 and 2009. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Average yields during 2009 and 2010 have not decreased as severely compared to the interest rate environment as fixed rate loans, which represent approximately 24% of total loans held at March 31, 2010, and do not reprice when short-term rates declined. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 90% of our variable rate loans at March 31, 2010 contain interest rate floors. Any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $1.5 million, or 36.5% during the first quarter of 2010 compared to the same period in 2009. This increase was caused by approximately $672.0 million or 123.4% increase in the average balance of interest-bearing liabilities, which resulted in approximately $36.6 million increase to interest expense. This increase was predominately offset by a 117 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $35.1 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the Merger and management’s efforts to reduce rates paid on deposits while still remaining competitive in the markets we serve.

In future periods, assuming a prolonged flat or declining interest rate environment, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, and the continued repricing of a portion of our interest-bearing deposit portfolio into lower rate products. Any significant changes such as rapid movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future. Also, our strategy to extend the duration of our time deposit portfolio during this low interest rate environment may also offset benefits to the margin.

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

The following table presents the activity in the allowance for loan losses:

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$9,695	$6,017
Provision for loan losses	1,450	2,366
Charge-offs
Commercial	(297)	(563)
Consumer	—	(59)
Residential mortgage	—	—

Total Charge-offs	(297)	(622)

Recoveries
Commercial	44	—
Consumer	—	—
Residential mortgage	—	—

Total Recoveries	44	—

Net charge-offs	(253)	(622)

Balance at end of period	$10,892	$7,761

We continue to operate in a challenging economic environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration the growth of our loan portfolio, the status of the current economic environment and the results of management’s risk assessment process over loans. The provision for loan losses for the three months ended March 31, 2010 totaled $1.5 million, a decrease of approximately $916 thousand compared to the same period in 2009. The gross loan charge-offs that were applied to the allowance for loan loss during the three months ended March 31, 2010 consisted of 10 commercial loans totaling $297 thousand or 0.10% of average loans on an annualized basis for the first quarter of 2010. Our allowance for loan loss as a percentage of loans was 0.94% at March 31, 2010, compared to 0.85% at December 31, 2009.

The following table presents changes in the credit quality adjustment on loans purchased for the three months ended March 31, 2010:

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$2,942	$—
Credit Fair Value Adjustment Mark	—	4,044
Amortization	(150)	—
Charge-offs
Commercial	(139)	—
Consumer	(65)	—
Residential mortgage	(93)	—

Total Charge-offs	(297)	—

Recoveries
Commercial	3	—
Consumer	20	—
Residential mortgage	1	—

Total Recoveries	24	—

Net charge-offs	(273)	—

Balance at end of period	$2,519	$4,044

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the three months ended March 31, 2010 consisted of 5 commercial loans, 14 consumer loans, and 3 residential mortgage totaling $297 thousand or 0.11% of average loans on an annualized basis.

The total gross loan charge-offs during the three months ended March 31, 2010 consisted of 32 loans totaling $594 thousand or 0.21% of average loans on an annualized basis. Our allowance for credit loss as a percentage of loans was 1.15% at March 31, 2010, compared to 1.11% at December 31, 2009. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at March 31, 2010. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at March 31, 2010. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue. Net interest income as a percentage of net interest income plus non-interest income was 85.7% for the quarter ended March 31, 2010, compared to 82.2% for the quarter ended March 31, 2009.

Non-interest income was approximately $2.0 million and $948 thousand for the three-months ended March 31, 2010 and 2009, respectively.

The following table presents the components of non-interest income:

	March 31, 2010	March 31, 2009	Increase (Decrease)
			$	%
Service charges on deposit accounts	$740	$217	$523	241.0%
Other service charges, commissions and fees	526	234	292	124.8%
Gain on sale of mortgage loans originated for sale	273	267	6	2.2%
Gain on sale of other interest earnings assets	24	—	24	n/a %
Income from bank owned life insurance	321	164	157	95.7%
Other income	120	66	54	81.8%

Total non-interest income	$2,004	$948	$1,056	111.4%

The $1.1 million or 111.4% increase in total non-interest income is attributable primarily to increases in service charges on deposit accounts, other service charges and fees, and income recognized on the cash surrender value of bank owned life insurance, which increased $523 thousand, $292 thousand, and $157 thousand, respectively. As a result of the Merger, service charges on deposit accounts directly related to the Tower Bank division’s branches contributed $519 thousand to the overall change in service charges on deposit accounts. The majority of the increase in the other service charges and fees relates to debit card interchange fees and trust services income which grew by $246 thousand and $28 thousand for the first quarter 2010 when compared to the same period in 2009. Income from bank owned life insurance increased as a result of appreciation in the cash surrender value of life insurance contracts acquired through the Merger, as that income would not have been present in the results of operations for the first quarter of 2009.

Non-Interest Expense

Non-interest expense was approximately $9.8 million and $5.8 million for the three-months ended March 31, 2010 and 2009, respectively. Excluding the effects of Merger expenses, non-interest expense for the first quarter 2010 would have totaled approximately $9.7 million, up approximately $5.2 million or 117.6% from $4.5 million for the same period in 2009. The $5.2 million increase is mostly attributable to increases in salary and employee benefits, occupancy and equipment expense, amortization of intangible assets, FDIC insurance premiums, data processing expenses, and other operating expenses.

The following table presents the components of non-interest expenses:

	March 31, 2010	March 31, 2009	Increase (Decrease)
			$	%
Salaries and employee benefits	$5,099	$2,517	$2,582	102.6%
Occupancy and equipment	1,696	732	964	131.7%
Amortization of intangible assets	177	—	177	n/a %
FDIC insurance premiums	398	180	218	121.1%
Advertising and promotion	135	77	58	75.3%
Data processing	511	195	316	162.1%
Professional service fees	441	254	187	73.6%
Other operating expenses	1,266	513	753	146.8%
Merger related expenses	111	1,306	(1,195)	-91.5%

Total non-interest expenses	$9,834	$5,774	$4,060	70.3%

Salary and employee benefits increased $2.6 million or 102.6%. Salaries increased by $2.0 million while employee benefits increased by $656 thousand. As a result of the Merger, salaries and employee benefits directly related to Tower Bank branches contributed approximately $1.1 million to the increase in salary and benefit expenses for the quarter ended March 31, 2010. The remaining increased level of salary expense was driven by personnel costs in connection with our branch expansion during 2009 and the first quarter of 2010. We continued to add additional personnel to our operations, finance, credit, and lending departments to support our balance sheet growth. We also incurred general merit increases for all eligible employees between March 31, 2009 and March 31, 2010.

Occupancy and equipment expense increased $964 thousand or 131.7%. The increase related partially to the additional expense attributable to the Tower Bank division’s branches which contributed $579 thousand in occupancy and equipment expense while the remaining occupancy and equipment expense increase related to the addition of three branch offices during 2009 and 2010 and the lease of the corporate center office space entered into during the third quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis resulting in an increase in such premiums from the first quarter of 2009 to the same period in 2010. At March 31, 2010, the Bank had approximately $1.00 billion in FDIC-insured deposits.

Professional service expenses increased $187 thousand or 73.6% and data processing expense increased $316 thousand or 162.1%. These increases are directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank, between March 31, 2009 and March 31, 2010.

Other operating expenses increased $753 thousand or 146.8%. The portion of the increase that can be attributed directly to the Tower Bank branches equaled $113 thousand for the quarter ended March 31, 2010. The remaining increase was primarily due to increases in share taxes, supplies, telephone and postage expense, and travel and entertainment, of $152 thousand, $101 thousand, $100 thousand, and $41 thousand, respectively.

Income Tax Expense

Income tax expense was $864 thousand for the three month ended March 31, 2010. For the three months ended March 31, 2009, the income tax benefit was $933 thousand. Our effective tax rate for the first quarter of 2010 was 31.2%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities. Our effective tax rate was 33.1% for the three months ended March 31, 2009. The statutory tax rate for both periods was 34.0%.

Financial Condition

Total Assets

Total assets increased by $71.6 million, or 4.9%, from December 31, 2009 to March 31, 2010. The increase is primarily due to the increase in cash and cash equivalents of $45.6 million and net loans of $22.7 million. The increase to cash and cash equivalents is directly related to cash received as a result of deposit growth, net income adjusted for non-cash income and expenses, the proceeds from the sale of mortgage loans held for sale, and proceeds from the issuance of debt all of which were partially offset by cash distributed to fund loan growth, purchases of investment securities, repayment of borrowings, purchases of fixed assets and payment of dividends.

Loans, net

Our gross loan balance grew by $23.9 million, or 2.1%, to $1.16 billion as of March 31, 2010. During the first quarter of 2010, new loan originations totaled $45.6 million, which were offset by a net decrease in existing loan balances of $21.7 million. The net decrease in existing loan balances during the first quarter included the net reduction of approximately $6.2 million of mortgages previously held in the Company’s loan portfolio. Management believes that there continues to be opportunities to bring quality existing credits into our bank from our competitors, coupled with demand for commercial and consumer loans to credit qualified businesses and individuals within the Company’s market areas, which management anticipates will result in increased loan growth during the 2010.

See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at March 31, 2010 and the changes from December 31, 2009:

	March 31, 2010	December 31, 2009	Increase (Decrease)
			$	%
Commercial	$892,534	$861,673	$30,861	3.6%
Consumer & other	84,786	85,510	(724)	-0.8%
Residential mortgage	185,040	191,277	(6,237)	-3.3%

Total Loans	1,162,360	1,138,460	23,900	2.1%
Deferred costs (fees)	(148)	(189)	41	21.7%
Allowance for loan losses	(10,892)	(9,695)	(1,197)	12.3%

Net Loans	$1,151,320	$1,128,576	$22,744	2.0%

The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 76.8% and 75.7% of total loans at March 31, 2010 and December 31, 2009, respectively. In addition, we have $112.0 million in loan participations without recourse sold to unaffiliated banks through March 31, 2010, where we maintain the servicing rights with these relationships. Currently, the bank is participating in 27 loans purchased from unaffiliated banks. The total outstanding balance of these loans is $59.0 million. These participations include16 loans purchased from First National Bank of Chester County at 98.5% of par. The net purchase price of these loans was $51.7 million. The borrowers on all these loans are in-market customers and the Company has not experienced any losses due to nonperformance.

Additionally, we have not participated in any shared national credit programs and we do not have any shared national credits in our loan portfolio. We expect continued loan growth during the remainder of 2010, as we focus on serving the credit needs of our market areas, while exercising prudent underwriting standards considering the economic uncertainties that are expected to continue. However, due to current uncertain economic conditions resulting in lower levels of loan demand, we expect that loan growth may be slower than historically experienced.

The table below sets forth, for the periods indicated, information with respect to our non-accrual loans, accruing loans greater than 90 days past due, total nonperforming loans, other real estate owned, total nonperforming assets, and selected asset quality ratios.

	March 31, 2010	December 31, 2009
	(in thousands)
Total loans outstanding, net of unearned income	$1,168,315	$1,146,305
Daily average balance of loans	1,150,976	1,034,631

Non-accrual loans	$10,728	$4,718
Accruing loans greater than 90 days past due	1,657	2,106

Total non-performing loans	12,385	6,824

Other real estate owned	661	927

Total non-performing assets	13,046	7,751

Allowance for Loan Losses	10,892	9,695
Credit fair value adjustment on loans purchased	2,519	2,942

Allowance for credit losses	$13,411	$12,637

Non-accrual loans to total loans	0.92%	0.41%
Non-performing assets to total assets	0.85%	0.53%
Non-performing loans to total loans	1.07%	0.60%
Allowance for loan losses to total loans	0.94%	0.85%
Allowance for credit losses to total loans	1.15%	1.11%

Allowance for loan losses to non-performing loans	87.95%	142.07%
Allowance for credit losses to non-performing loans	108.28%	185.18%

The accounting estimates for loan losses are subject to changing economic conditions. At March 31, 2010, the non-accrual loans totaled $10.7 million compared to $4.7 million at December 31, 2009. Of the $10.7 million of total non-accrual loans at March 31, 2010, $9.7 million or 84.6% related to commercial loans, $356 thousand or 3.3% to consumer loans and $1.3 million or 12.1% to residential mortgage loans. When analyzing the non-accrual loans on an individual basis, the increase was primarily due to one commercial relationship filing for Chapter 11 bankruptcy protection during the first quarter of 2010. The total loan relationship to this customer is $5.0 million as of March 31, 2010. The loan was to be secured by pledges of loans and mortgages securing the loans extended by the customer to third parties; however, the customer is taking the position that the loan is unsecured because the security interest was not perfected. Management has included this credit in our specific reserve analysis as described in the paragraph below and believes specific reserve recorded is adequate based on current available information.

As of March 31, 2010, we had total impaired loans of $16.9 million. Included in impaired loans are loans on which management has stopped accruing interest in accordance with our loan accounting policy and impaired loans purchased as a result of the Merger. Management discontinues the accrual of interest on a loan when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. The impaired loan balance includes $6.2 million of impaired loans acquired as part of the Merger, which were recorded at their individual fair values as determined based on management’s estimate of future cash flows. In order to reflect these purchased loans at fair value, we reduced their carrying value by $3.4 million at the time of the Merger. For the remaining impaired loans, management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral. Based on these evaluations, management has determined that a reserve of $2.0 million is required against the impaired loans at March 31, 2010.

Management has performed a detailed review of the non-performing loans and of their related collateral and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. During 2009 and the first quarter of 2010, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of real estate values as a result of an economic downturn. In addition, the prolonged economic downturn present throughout 2009 and continuing into 2010 has resulted in increased delinquencies in our loan portfolio. Through our loan approval process and diligent loan monitoring, we have experienced a relatively low percentage of non-performing loans when compared to the total amount of loans.

Other real estate owned consists of four properties totaling $661 thousand at March 31, 2010. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Securities Available for Sale

The following table presents the amortized cost and fair value of investment securities for the March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Equity securities	$740	$679	$1,156	$1,132
U.S Government sponsored agency securities	62,650	62,642	56,437	56,384
U.S. Government sponsored agency mortgage backed securities	8,046	8,039	9,109	9,116
Collateralized mortgage obligations	89,170	88,823	93,058	92,485
Municipal bonds	11,502	11,574	7,093	7,188
Municipal bonds – taxable	12,893	13,146	12,917	12,910
SBA Pool Loan Investments	10,443	10,402	10,710	10,638

	$195,444	$195,305	$190,480	$189,853

At March 31, 2010, total available for sale securities were $195.3 million, an increase of $5.4 million from total available for sale securities of $189.9 million at December 31, 2009. During the first three months of 2010, the Bank purchased $44.4 million in securities, offset by the net sales and maturities of $39.8 million. Since March 31, 2009, we have purchased debt securities and sold various debt and equity securities to realign the holdings within the investment portfolio to our overall investment strategy.

Bank-owned Life Insurance

At March 31, 2010, the total cash surrender value of the bank-owned life insurance (“BOLI”) was $24.9 million. The BOLI were purchased as a means to offset a portion of current and future employee benefit costs. The Bank’s deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income and are treated as tax-free earnings. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage to the Company.

Deposits

Total deposits at March 31, 2010 were $1.28 billion, an increase of $60.0 million from total deposits of $1.22 billion at December 31, 2009.

The table below displays the increases in deposits by type at March 31, 2010 as compared to December 31, 2009.

	March 31, 2010		December 31, 2009		Increase/Decrease
	Amount	%	Amount	%	Amount	%
Non-interest bearing transaction accounts	$121,868	9.5%	$119,116	9.8%	$2,751	2.31%
Interest checking accounts	118,204	9.3%	110,356	9.1%	7,849	7.11%
Money market accounts	508,708	39.9%	477,292	39.2%	31,416	6.58%
Savings accounts	91,732	7.2%	87,117	7.2%	4,615	5.30%
Time deposits of $100,000 or greater	149,884	11.7%	130,938	10.7%	18,946	14.47%
Time deposits, other	286,105	22.4%	291,650	24.0%	(5,545)	(1.90)%

Total deposits	$1,276,501	100%	$1,216,469	100%	$60,032	4.93%

There has been no significant change in the deposit types between March 31, 2010 and December 31, 2009. Management continues to make efforts to grow core deposits having a lower cost than higher-cost time deposits. The money market accounts include $32.4 million and $23.1 million of brokered money market deposits at March 31, 2010 and December 31, 2009, respectively. Time deposits represent 34.1% of total deposits at March 31, 2010 compared to 34.8% of total deposits at December 31, 2009. The time deposits include $55.0 and $38.0 million of brokered certificates of deposit at March 31, 2010 and December 31, 2009, respectively. Overall, total brokered deposits increased to $87.4 million or approximately 6.9 % of our total deposits at March 31, 2010 as compared to $61.1 million or 5.0% of total deposits at December 31, 2009. Money market deposits at March 31, 2010 have increased by $31.4 million or 6.6% from December 31, 2009 as a result of an increase in brokered money market deposits of $9.3 million and new account growth of $34.8 million due to our competitive rates of return offered in our money market products, offset by deposit run-off. Time deposits increased by $13.4 million or 3.17% resulting from an increase in brokered time deposits of $17.0 million offset by time deposit run-off.

The average balances and weighted average rates paid on deposits for the first three months of 2010 and 2009 are presented in the table below:

	March 31, 2010		March 31, 2009		Increase/(Decrease) in average balance
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Non-interest bearing transaction accounts	$110,886	N/A	$44,113	N/A	$66,773	151.37%
Interest checking accounts	112,210	0.42%	21,706	0.74%	90,504	416.95%
Money market accounts	494,416	1.50%	155,244	2.40%	339,172	218.48%
Savings accounts	91,299	0.80%	53,799	2.90%	37,500	69.70%
Time deposits	435,686	2.32%	267,702	3.66%	167,984	62.75%

Total	$1,244,497	1.50%	$542,564	3.06%	$701,933	129.37%

As reflected above, we have decreased the average rate on our total deposits by 156 basis points between the first three months of 2010 and the first three months of 2009. Although we operate in a very competitive environment for deposits, we have been able to grow our deposits from an average of $701.9 million to $1.24 billion between the three months ended March 31, 2009 and the three months ended March 31, 2010 as a result of acquisition-related growth and organic growth.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings had no significant change in balance from December 31, 2009 to March 31, 2010. At December 31, 2009 and March 31, 2010, short-term borrowings consisted advances from the Federal Home Loan Bank of Pittsburgh and current obligations under capital leases. Advances from Federal Home Loan Bank of Pittsburgh totaled $5.3 million as of March 31, 2010 and December 31, 2009. The current obligation under capital leases was $34 thousand and $42 thousand as of March 31, 2010 and December 31, 2009, respectively.

Long-term debt increased by $11.9 million to $77.6 million at March 31, 2010 compared to $65.7 million at December 31, 2009. The increase in long-term debt was caused by the issuance of $12.0 million in subordinated debt during February of 2010 bearing interest at a 9.0% annual interest rate with a term of 65 months. At March 31, 2010, long-term debt consisted of $54.1 million in advances from the FHLB that had a maturity of greater than one year, $21.0 million of subordinated debt and $2.7 million in obligations under capital leases. The total average rate incurred on borrowings and securities sold under agreement to repurchase during the first quarter of 2010 was 4.48% compared to an average rate of 2.51% during the first quarter of 2009.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity increased $510 thousand or 0.31%, from $163.9 million at December 31, 2009 to $164.4 million at March 31, 2010. The increase of $510 thousand was due to equity proceeds received from the Dividend Reinvestment and Stock Purchase Plans and a decrease in accumulated other comprehensive loss offset by the increase in accumulated deficit. The decrease in accumulated comprehensive loss is attributed to the unrealized gains on available for sale securities. The increase in our accumulated deficit is due to the declaration of dividends of $2.0 million to our stockholders offset by the net income of $1.9 million.

The Company is subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2010, the Company and the Bank met the minimum requirements. In addition, capital ratios of the Company and the Bank exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

On June 12, 2009, the Company issued, to private investors, $9.0 million of subordinated notes bearing an annual interest rate of 9.00%. On February 5, 2010, the Company issued an additional $12.0 million in subordinated notes bearing annual interest of 9.00%. Each note may be redeemed at the Company’s discretion and contains a maturity date of July 1, 2014 for notes issued in June 2009 and July 1, 2015 for notes issued in February 2010. The Company has contributed $17.0 million of the net proceeds of $21.0 million from the sale of the notes to the Graystone Tower Bank, the Company’s wholly-owned subsidiary, as Tier 1 capital to support the Bank’s continued growth, including ongoing lending activities in its local markets. The notes are intended to qualify as Tier 2 capital at Tower Bancorp, Inc, for regulatory purposes, to the extent permitted. In accordance with applicable regulatory treatment one-fifth of the original principal amount of the notes will be excluded each year from Tier 2 capital during the last five years prior to maturity. The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

	March 31, 2010	December 31, 2009	Minimum Capital Adequacy
Graystone Tower Bank
Total Capital (to Risk Weighted Assets)	14.98%	14.43%	8.00%
Tier I Capital (to Risk Weighted Assets)	14.05%	13.58%	4.00%
Tier I Capital (to Average Assets)	10.98%	11.13%	4.00%

	March 31, 2010	December 31, 2009	Minimum Capital Adequacy
Tower Bancorp, Inc.
Total Capital (to Risk Weighted Assets)	15.41%	14.53%	8.00%
Tier I Capital (to Risk Weighted Assets)	12.82%	13.05%	4.00%
Tier I Capital (to Average Assets)	10.02%	10.70%	4.00%

Management believes, as of March 31, 2010, that the Company and the Bank met all capital adequacy requirements to which it is subject.

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the Merger, $24.4 million of accumulated earnings related to the pre-merger retained earnings of the Company, were transferred and reclassified into additional paid-in capital. Based on the approval from the Pennsylvania Department of Banking, this amount is available for cash dividends and may be declared and paid in future periods. The remaining balance of retained earnings available for payment of dividends equals $25.1 million at March 31, 2010. During the first quarter of 2010, the Company declared a dividend of $0.28 per share which totaled $2.0 million.

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide our shareholders with the opportunity to use cash dividends, as well as optional cash payments up to $50,000 per quarter, to purchase additional shares of Company common stock. The Company has reserved 1,000,000 shares of common stock, no par value, for issuance under the Plan. At the discretion of the Company, shares may be purchased under the Plan directly from the Company or in open market purchases from others by the plan agent. The purchase price for shares purchased from the Company with reinvested dividends is 95% of the fair market value of the Company’s common stock on the investment date. The purchase price for shares purchased with voluntary cash payments or any open market purchases is 100% of the fair market value of the Company’s common stock on the investment date. During the first quarter of 2010, approximately $171 thousand in capital has been raised under the Plan. As of March 31, 2010, the Plan has raised approximately $575 thousand since plan inception.

Also during the second quarter of 2009, the Company’s Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide our employees with the opportunity to purchase shares of Company common stock directly from the Company. The purchase price for shares purchased under the Employee Plan is 95% of the fair market value of the Company’s common stock on the purchase date. During the first quarter of 2010, approximately $27 thousand in capital has been raised under the Employee Plan. As of March 31, 2010, the Employee Plan has raised approximately $92 thousand since plan inception.

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

As of March 31, 2010, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $551.9 million of which $59.3 million was used in the form of borrowings. Accordingly, we had unused borrowing capacity of $492.6 million at the FHLB. Based on the FHLB capital stock owned by the Bank as of March 31, 2010, we can access approximately $8.5 million of funding without the need to purchase additional FHLB stock. As of March 31, 2010, we had federal funds lines availability at three correspondent banks totaling $27.5 million. There were no funds drawn upon these facilities as of March 31, 2010.

We participate in obtaining wholesale funding sources in addition to core demand deposits as described above. As of March 31, 2010 and December 31, 2009, total brokered deposits, excluding CDARS, represented 4.3% and 3.8%, respectively, of total deposits. Brokered deposits, exclusive of CDARS, are generally comprised of money market accounts that are indexed to one-month LIBOR and time deposits. We have issued brokered time deposits, exclusive of CDARS, in maturities beyond four years as a means of extending the composite maturity structure of the time deposit portfolio.

At March 31, 2010, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $237.0 million or 18.6% of total deposits. This compares to $204.3 million, or 16.8%, of total deposits, at December 31, 2009.

Management is of the opinion that its liquidity position at March 31, 2010, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

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

The interest rate characteristics and interest repricing characteristics of the loan portfolio at March 31, 2010 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristic	Percentage of Portfolio
Fixed-rate loans	24.2%
Adjustable-rate loans	37.1%
Variable-rate loans	38.7%

Total	100.0%

Repricing Structure	Percentage of Portfolio
One month or less	34.6%
Two to six months	4.7%
Six to twelve months	10.9%
One to two years	7.5%
Two to three years	7.2%
Three to five years	22.6%
Greater than five years	12.5%

100.0%

As of March 31, 2010, the loan portfolio contained $451.7 million of loans in the variable-rate interest mode. Of these loans, 89.8% had interest rate floors. The majority of these loans are indexed to prime, 1-Month LIBOR, and 3-Month LIBOR (i.e. the index plus a spread). While the interest rate floors provide the Company with interest rate protection given that the prime rate and LIBOR rates, plus the applicable spread, are substantially below these floors, these loans will not generate incremental income in an upward rising environment until the floors have been pierced. The compression on net interest margin related to these relationships will be influenced by a number of variables including, but not limited to, the volatility of the respective indices, the speed at which rates rise, and the interest rate sensitivity of deposit costs. To date, we have elected to manage this risk without the use of separate derivative contracts.

As of March 31, 2010, the mortgage loan portfolio contained $185.0 million of mortgages of which $62.6 million will reprice over the next twelve months. The mortgage loans that will reprice over the next twelve months have a current weighted average interest rate of approximately 4.44%. The majority of these mortgage loans are indexed to the one-year Treasury rate. In the current rate environment, these loans will reprice to new rates that are below the current contractual rates thereby putting pressure on net interest margin. In the event that the one-year Treasury rate rises, the loss of interest income from repricing will be lessened. We have been actively encouraging customers to refinance these loans into fixed-rate loans through our mortgage company subsidiary as a means of locking in historically low interest rates. Since December 31, 2009, the mortgage loan portfolio has been reduced by $6.2 million. We expect to continue this strategy and other initiatives to manage this interest rate risk. Furthermore, we expect that newly originated mortgage loan volume will principally be underwritten and sold into the secondary market through our mortgage subsidiary. To date, we have elected to manage this risk without the use of separate derivative contracts.

As of March 31, 2010, we reported deposit liabilities of approximately $1.28 billion and securities sold under agreements to repurchase of approximately $5.1 million. Comparatively, we reported deposit liabilities of approximately $1.22 billion and securities sold under repurchase agreements of approximately $6.9 million at December 31, 2009. We increased brokered deposits, exclusive of reciprocal in-market deposits, by $9.4 million between March 31, 2010 and December 31, 2009. The remaining $50.6 million of growth was attributed to deposit origination within markets we serve.

The maturity structure of the time deposit portfolio as of March 31, 2010, is summarized below.

Certificates of Deposit Maturity Structure	Dollars (millions)	Percentage
One months or less	$47.4	10.9%
Over one month through one year	150.6	34.5%
Over one year through two years	41.5	9.5%
Over two years	196.5	45.1%

Total	$436.0	100.0%

As noted above, approximately $198.0 million of time deposits will mature over the next year. Given existing market conditions, we expect to retain a significant portion of the maturing time deposit portfolio in the form of new time deposits or money market accounts at interest rates that are generally comparable to the current rates of the time deposits maturing over the next year except for that portion of the time deposit portfolio that we target for longer maturities. During the first quarter of 2010, we increased the dollar amount of time deposits maturing beyond two years by $31.8 million, as we seek to extend the maturity structure of the time deposit portfolio considering the current low interest rate environment. The majority of this growth was from in-market deposit gathering efforts. We are actively seeking to extend the weighted average life of the time deposit portfolio which may result in renewing a portion of the time deposit portfolio at rates that are higher than the rates of time deposits maturing over the next year.

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

We use the following methodology in computing repricing gap. This methodology is noteworthy given the current interest rate environment. First, we classify variable-rate loans with current interest rates below loan floors as rate sensitive assets. As of March 31, 2010, we have $403.3 million of loans that are currently in the variable rate mode with interest rates indexed to the prime rate, the one-month LIBOR, and the three-month that are subject to contractual floors. The majority of these loans have current interest rates determined by the contractual floors. To the extent that these loans will not reprice until the floor have been pierced (approximately 175 basis points), these loans are technically not rate sensitive. However, for purposes of computing repricing gap, we have treated these loans as rate-sensitive to capture their behavior in more traditional interest rate environments. Second, we have classified all interest-bearing non-maturity deposits as repricing immediately. We believe that this methodology is more conservative in comparison to other methodologies that assume non-maturity deposits reprice across time. We recognize that this methodology has the potential to highlight the inherent weaknesses of repricing gap analysis. For this reason, we emphasize the metrics of net interest income at risk and economic value of equity at risk when evaluating interest rate risk.

At March 31, 2010, our balance sheet was liability sensitive with a gap ratio of approximately 86.0%. The gap ratio is within policy guidelines. In large part, the liability sensitive position of the balance sheet is due to the increase in transaction, money market, and savings accounts in the deposit portfolio. This is an intentional strategy designed to strengthen on-balance sheet liquidity, acquire lower cost in-market deposits, and address consumer demand for FDIC-insured liquid deposits. Management believes the interest rate sensitivity of the Company’s non-maturity deposit portfolio is less than that of the general market. Accordingly, the lower level of interest rate sensitivity will partially mitigate the general effects of liability sensitivity. As of March 31, 2010, 96.0% of deposits were originated within markets we serve. The table below summarizes the repricing gap of the Company as of March 31, 2010.

Repricing Gap Report as of December 31, 2009 (in thousands)
	1 to 3 Months	3 to 6 Months	6 to 12 Months	12 -24 Months	24 to 36 Months	36 to 60 Months	Greater than 60 Months / non-rate sensitive	Total

Assets
Cash, due from banks, and Federal funds sold	$10,621	—	—	—	—	—	85,545	$96,166
Securities available for sale (1)	25,688	17,642	26,303	25,746	17,892	37,349	50,939	201,559
Loans	481,882	78,989	155,982	145,922	104,858	162,842	26,948	1,157,423
Other Assets	—	—	—	—	—	—	87,024	87,024

Total Assets	$518,191	96,631	182,285	171,668	122,750	200,191	250,456	$1,542,172

Liabilities
Non-interest bearing deposits	—	—	—	—	—	—	121,868	$121,868
Interest-bearing transaction and savings deposits	718,644	—	—	—	—	—	—	718,644
Time deposits	89,869	44,359	63,248	41,657	63,344	133,479	33	435,989

Total deposits	808,513	44,359	63,248	41,657	63,344	133,479	121,901	1,276,501
Borrowings, including repurchase agreements	5,142	5,273	47	5,101	34,101	21,252	17,059	87,984
Other Liabilities	—	—	—	—	—	—	13,300	13,300

Total Liabilities	$813,655	49,632	63,295	46,758	97,454	154,731	152,260	$1,377,785

Equity	—	—	—	—	—	—	164,387	164,387

Total Liabilities and Equity	$813,655	49,632	63,295	46,758	97,454	154,731	316,647	$1,542,172

Repricing Assets	$518,191	96,631	182,285	171,668	122,750	200,191	250,456	$1,542,172
Repricing Liabilities	813,655	49,632	63,295	46,758	97,454	154,731	316,647	$1542,172
Period Repricing Gap	(295,464)	46,999	118,990	124,910	25,296	45,460	(66,192)	0
Period Repricing Gap Percentage	63.7%	194.7%	288.0%	367.1%	126.0%	129.4%	79.1%	100.0%
Cumulative Repricing Gap Percentage	63.7%	71.2%	86.0%	99.5%	101.9%	105.4%	100.0%	100.0%

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

The table below summarizes the Net Interest Income at Risk modeling results as of March 31, 2010.

	Actual	Policy
Net Interest Income: Up 100 Bps (%)	-2.45%	20.0%
Net Interest Income: Up 200 Bps (%)	-1.84%	20.0%
Net Interest Income: Up 300 Bps (%)	0.74%	20.0%
Net Interest Income: Up 400 Bps (%)	3.56%	N/A

Net Interest Income: Down 100 Bps (%)	0.63%	20.0%

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

The table below summarizes the Economic Value of Equity at Risk as of March 31, 2010.

	Actual	Policy
Economic Value of Equity: Up 100 Bps (%)	-4.60%	20.0%
Economic Value of Equity: Up 200 Bps (%)	-6.77%	20.0%
Economic Value of Equity: Up 300 Bps (%)	-6.85%	20.0%
Economic Value of Equity: Up 400 Bps (%)	-6.03%	N/A

Economic Value of Equity: Down 100 Bps (%)	7.95%	20.0%

Market Price Risk

As of March 31, 2010, our investment portfolio had a market value of approximately $201.6 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we have a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $679 thousand. At the bank level, the Bank has a portfolio with a market value of approximately $200.9 million comprised of debt securities summarized below and certain restricted investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2009, we had an investment portfolio with a market value of approximately $196.1 million of which $195.0 million was that was held at the bank level and $1.1 million was held at the holding company level.

The investment portfolio held by the Bank increased $5.9 million during the first quarter of 2010. The increase was largely related to replacing assets that matured or called and an increase of $4.6 million in municipal securities. The maturities and cash flows from these investments have been structured to coincide with the lending activities of the bank. For example, the weighted average life of the bank investment portfolio is 2.98 years. We believe that the off balance sheet liquidity sources of the bank and the ability to raise in-market deposits at reasonable prices adequately mitigates the cash flow variability of the investment portfolio.

The securities available for sale in the bank portfolio at March 31, 2010 consisted of U.S. Government agency securities, U.S. Government agency mortgage-backed securities; Government National Mortgage Association collateralized mortgage obligations, Small Business Administration loan pools, and municipal bonds. The Government National Mortgage Association collateralized mortgage obligations and Small Business Administration loan pool securities are secured by the full, faith, credit and taxing power of the United States of America and carry a zero risk weighting for regulatory capital purposes.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on our financial position or results of operations. The table below summarizes the maturity structure of the portfolio as of March 31, 2010.

	Within 1 year		After 1 year but within 5 years		After 5 years but within 10 years		After 10 years		Total
	(dollars in thousands)
	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield
U.S Government agency obligations			$34,379	1.67%	$28,263	2.54%			$62,642	2.06%
State and municipal obligations	439	4.04%	4,765	3.17%	7,789	4.16%	11,727	4.23%	24,720	4.00%
Asset-backed securities (1)									107,264	2.61%
Other securities (2)									6,254	—

Graystone Tower Bank Portfolio	$439		$39,144		$36,052		$11,727		$200,880	2.61%

Holding company equity investments									679

Total investment securities									$201,559

(1):	Mortgage-backed securities include agency mortgage-backed securities; Government National Mortgage Association collateralized mortgage obligations, and Small Business Administration loan pools.
(2):	Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on our financial position or results of operations. The Equity Portfolio was acquired as a result of the Merger. As of March 31, 2010, the equity portfolio was comprised of nine different equity securities of financial institutions. The investment portfolio at the holding company level decreased by $453 thousand as a result of selling nine equity positions. The total asset sizes of the financial institutions ranged from less than $100 million to financial institutions with assets of approximately $700 million. The financial institutions are geographically diverse with concentrations in the mid-Atlantic and south-eastern states.

Item 4.	Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Tower’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

As disclosed in management’s report on internal control over financial reporting, filed in Tower’s Form 10-K for the year ended December 31, 2009, in connection with Tower’s reverse merger with Graystone Financial Corp., Tower’s internal control structure was converted to the former control structure of Graystone Financial Corp. during 2009; however, because of the timing of the new internal control implementation, it was not practical for management to evaluate the effectiveness of internal control over financial reporting in a manner that would prove meaningful. Tower is continuing to execute its internal audit program under the direction of the Audit Committee of the Board of Directors and will be in a position to report on the effectiveness of internal control over financial reporting within the annual report for 2010.

During the quarter ended March 31, 2010, in connection with the continuing integration of Tower into the former control structure of Graystone Financial Corp., as well as the execution of the internal audit program with the support of a third-party service provider, Tower continued implementing or changing key procedures, systems, and personnel throughout the organization. The merger with Graystone Financial Corp. also provided for the enhancement of certain management and administrative personnel and staffing, as well as the implementation of certain credit administration, loan review, lending and other control policies and procedures throughout the entire Tower organization. Management believes that these changes will significantly remediate the material weaknesses related to credit administration and documentation identified in

Management’s Report on Internal Control over Financial Reporting, as filed with Tower’s annual report on Form 10-K for the year ended December 31, 2008.

Other than the foregoing, there were no changes in Tower’s internal control over financial reporting during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, Tower’s internal control over financial reporting.

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

There have been no material changes from the risk factors as disclosed in Tower’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the following risk factors, which have been amended or added since December 31, 2009.

Risks Related to the Proposed Acquisition of First Chester County Corporation

Regulatory approvals for Tower’s acquisition of First Chester County Corporation (“First Chester”) may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the acquisition agreement with First Chester County Corporation, including the acquisition, may be completed, various approvals or consents must be obtained from the Federal Reserve and various bank regulatory and other authorities. These governmental entities may impose conditions on the completion of the acquisition or require changes to the terms of the acquisition agreement. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the acquisition agreement or imposing additional costs on or limiting our revenues, any of which might have a material adverse effect on us following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

First Chester’s banking subsidiary, the First National Bank of Chester County (“FNB”) is currently subject to a Memorandum of Understanding between its board of directors and the Office of the Comptroller of the Currency (OCC), the failure to comply with which could result in additional enforcement action.

On October 16, 2009, the Board of Directors of FNB entered into a Memorandum of Understanding, or MOU, with the OCC, which focused, among other things, on FNB’s need to: (i) develop a comprehensive three-year capital plan; (ii) take action to protect criticized assets and adopt and implement a program to eliminate the basis of criticism of such assets; (iii) establish an effective program that provides for early problem loan identification and a formal plan to proactively manage those assets; (iv) review the adequacy of the bank’s information technology activities and Bank Secrecy Act compliance and approve written programs of policies and procedures to provide for compliance; and (v) establish a Compliance Committee of the board of directors to monitor and coordinate the bank’s adherence to the provisions of the MOU.

Additionally, in early November 2009, the OCC notified FNB that it had established individual minimum capital ratios, or IMCRs, requiring FNB to achieve, by December 31, 2009, a Tier 1 leverage capital ratio of at least 8% of adjusted total assets, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%, each of which exceeded the well-capitalized ratios generally applicable to banks under then-current regulations. Tower, individually and through our subsidiary Graystone Tower Bank, has taken certain actions to assist FNB in achieving and maintaining capital ratios consistent with the IMCRs, including: (i) extending a $26 million loan to First Chester, the proceeds of which were contributed to FNB as Tier 1 capital, and which loan is secured by the stock of FNB; and (ii) purchasing from FNB $52.5 million in participations in performing commercial loans at a 1.5% discount. There can be no assurance that any of these actions will result in achieving the desired results. If the condition of FNB continues to deteriorate, we may lose all or a portion of the funds we invested in First Chester and/or FNB in order to assist it in achieving and maintaining “well-capitalized” status.

If the acquisition agreement is terminated, the loans between First Chester and us, which were designed to alleviate regulatory pressure on FNB, may not have their intended result.

In early November 2009, the OCC imposed IMCRs on FNB requiring it to increase its regulatory capital ratios. To enable FNB to achieve and maintain capital ratios consistent with the IMCRs, we, through Graystone Tower Bank, loaned $26 million to First Chester, the proceeds of which were contributed to FNB as Tier 1 capital. Additionally, we extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB as established by the IMCRs. Both loans are secured by a pledge of all of the stock of FNB. If the acquisition agreement is terminated, constituting an event of default under the loan agreements, First Chester will have to immediately repay the full amount of the loans to us. If First Chester cannot repay the loans, we could, with prior regulatory approval, foreclose on the stock of FNB under the pledge security agreement. There can be no assurance that First Chester will be able to raise funds sufficient to repay the loans from us if the acquisition agreement is terminated or that we would receive the requisite regulatory approval in order to foreclose on the FNB stock. If the acquisition agreement is terminated, we could lose all or a portion of the funds loaned to First Chester

There are numerous conditions to the acquisition and the acquisition may not be completed.

The acquisition agreement is subject to a number of conditions which must be fulfilled or, to the extent permissible, waived in order to close. Those conditions include: receipt of approval from both First Chester’s and our shareholders, receipt of regulatory approval, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. In particular, it is a condition to our obligation to close the acquisition that: (i) First Chester delinquent loans, as defined in the acquisition agreement, not exceed $90 million as of the last day of the month prior to the closing date; and (ii) FNB shall have received written confirmation from the OCC of the termination of the MOU, such termination to be effective as of or prior to the effective time of the acquisition. The failure of any of the foregoing conditions would allow us to refuse to consummate the merger.

Additionally, either party may terminate the acquisition agreement if the acquisition has not been completed on or before September 30, 2010.

There can be no assurance that the conditions to closing the acquisition will be fulfilled or waived or that the acquisition will be completed.

First Chester’s asset quality may continue to deteriorate prior to completion of the acquisition.

Should the asset quality at First Chester deteriorate further, such deterioration may have an adverse effect on First Chester’s financial and capital positions.

First Chester may be unsuccessful in selling its AHB Division prior to completion of the acquisition, which could result in additional costs to Tower associated with winding down the AHB Division’s mortgage-banking activities.

First Chester, through the American Home Bank Division of FNB (the “AHB Division”), engages in mortgage-banking activities on a nation-wide basis. The acquisition agreement requires that First Chester use its best efforts, and shall cause FNB to use its best efforts, to sell, at or prior to the effective time of the acquisition, the AHB Division to one or more purchasers on terms and conditions acceptable to First Chester and Tower. There can be no assurance that First Chester will be successful in selling the AHB Division prior to the acquisition. If unsuccessful, Tower intends to discontinue the mortgage-banking activities associated with the AHB Division in an orderly fashion upon completing the acquisition. Discontinuing such activities may result in additional costs to Tower that may not have been fully accounted for in Tower’s acquisition analyses.

First Chester holds certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, First Chester’s earnings and the book value of these assets, which would be acquired by us if the acquisition is consummated, would decrease.

Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other,” First Chester is required to test its goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of its common shares, the estimated net present value of its assets and liabilities, and information concerning the terminal valuation of similarly situated depository institutions. The market price of First Chester common shares was below their book value as of December 31, 2009. If the duration of this decline in the market value of First Chester common shares and the decline in the market prices of the common shares of similarly situated insured depository institutions persists during future reporting periods, or if the severity of the decline increases, it is possible that future impairment testing could result in a partial or full impairment of the value of First Chester’s goodwill or core deposit intangibles, or both. If an impairment determination is made in a future reporting period, First Chester’s earnings and the book value of these intangible assets, which would be acquired by us if the acquisition is consummated, will be reduced by the amount of the impairment.

The pending acquisition of First Chester may distract our management from their other responsibilities.

The pending acquisition of First Chester could cause our management to focus their time and energies on matters related to the acquisition that otherwise would be directed to our business and operations. Any such distraction on the part of management, if significant, could affect management’s ability to service existing business and develop new business and otherwise adversely affect us following the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

On May 5, 2010, Graystone Tower Bank (the “Bank”), Tower’s bank subsidiary, entered into a Limited Waiver with respect to certain loan covenants under that certain Loan Agreement (the “Loan Agreement”) between the Bank and First Chester County Corporation (“First Chester”) dated November 20, 2009, as amended. Pursuant to the Limited Waiver, the Bank agreed to waive the requirement under the Loan Agreement that provides First Chester’s subsidiary bank, First National Bank of Chester County (“FNB”), must maintain a Tier 1 leverage capital ratio of at least 8%, provided that FNB maintains a Tier 1 leverage capital ratio of at least 7.75%. The waiver shall automatically terminate upon the earlier of the submission of FNB’s Report of Condition and Income to the Federal Deposit Insurance Corporation for the quarter ended June 30, 2010, and July 30, 2010. A copy of the Limited Waiver is filed herewith as Exhibit 10.2 and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated as of December 27, 2009 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009)

2.2	First Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation, dated March 4, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 9, 2010)

2.3	Form of Bank Plan of Merger by and between Graystone Tower Bank and First National Bank of Chester County (included as Exhibit F to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2009)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Form of Loan Agreement by and between Tower Bancorp, Inc. and First Chester County Corporation (included as Exhibit G to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

10.2	Limited Waiver dated May 5, 2010 relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date:	May 6, 2010	By:	/S/ ANDREW S. SAMUEL
Andrew S. Samuel
President and Chief Executive Officer

Date:	May 6, 2010	By:	/S/ MARK S. MERRILL
Mark S. Merrill
Executive Vice President and Chief Financial Officer

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated as of December 27, 2009 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009)

2.2	First Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation, dated March 4, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 9, 2010)

2.3	Form of Bank Plan of Merger by and between Graystone Tower Bank and First National Bank of Chester County (included as Exhibit F to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2009)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Form of Loan Agreement by and between Tower Bancorp, Inc. and First Chester County Corporation (included as Exhibit G to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

10.2	Limited Waiver dated May 5, 2010 relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)