Form 10-Q
period 2010-06-30
TOWER BANCORP INC
filed 2010-08-09
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,140,227 shares of common stock outstanding at July 31, 2010

Description

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$57,124	$33,955
Federal funds sold	14,303	16,645

Cash and cash equivalents	71,427	50,600
Securities available for sale	190,895	189,853
Restricted investments	6,254	6,254
Loans held for sale	14,725	8,034
Loans, net of allowance for loan losses of $11,619, and $9,695	1,204,716	1,128,576
Premises and equipment, net of accumulated depreciation of $4,595 and $3,324	28,614	29,810
Premises and equipment held for sale, net of accumulated depreciation of $27	549	—
Accrued interest receivable	5,320	4,974
Deferred tax asset, net	1,128	1,742
Bank owned life insurance	37,340	24,606
Goodwill	11,935	11,935
Other intangible assets, net	3,031	3,367
Other assets	12,145	10,832

Total Assets	$1,588,079	$1,470,583

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$120,206	$119,116
Interest bearing	1,202,136	1,097,353

Total deposits	1,322,342	1,216,469
Securities sold under agreements to repurchase	5,055	6,892
Short-term borrowings	10,285	5,292
Long-term debt	72,476	65,689
Accrued interest payable	1,083	1,090
Other liabilities	11,495	11,274

Total Liabilities	1,422,736	1,306,706

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 7,243,585 issued and 7,140,227 outstanding at June 30, 2010, 7,226,041 shares issued and 7,122,683 outstanding at December 31, 2009	—	—
Additional paid-in capital	172,925	172,409
Accumulated deficit	(4,934)	(4,025)
Accumulated other comprehensive income (loss)	1,445	(414)

Less: cost of treasury stock, 103,358 at June 30, 2010 and December 31, 2009	(4,093)	(4,093)

Total Stockholders’ Equity	165,343	163,877

Total Liabilities and Stockholders’ Equity	$1,588,079	$1,470,583

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Six Months Ended June 30 2010 and 2009

(Amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest Income
Loans, including fees	$17,274	$15,252	$33,780	$23,540
Securities	1,167	387	2,203	516
Federal funds sold and other	41	21	74	27

Total Interest Income	18,482	15,660	36,057	24,083
Interest Expense
Deposits	4,544	4,894	9,153	8,657
Short-term borrowings	212	170	305	202
Long-term debt	823	483	1,647	737

Total Interest Expense	5,579	5,547	11,105	9,596

Net Interest Income	12,903	10,113	24,952	14,487
Provision for Loan Losses	1,900	650	3,350	3,016

Net Interest Income after Provision for Loan Losses	11,003	9,463	21,602	11,471
Non-Interest Income
Service charges on deposit accounts	805	664	1,545	881
Other service charges, commissions and fees	682	739	1,208	896
Gain on sale of mortgage loans originated for sale	321	581	594	848
(Loss) gain on sale of other interest earning assets	(29)	311	(5)	311
Income from bank owned life insurance	470	283	791	442
Other income	243	168	363	316

Total Non-Interest Income	2,492	2,746	4,496	3,694
Non-Interest Expenses
Salaries and employee benefits	5,343	4,769	10,442	7,286
Occupancy and equipment	1,735	1,470	3,431	2,202
Amortization of intangible assets	159	177	336	177
FDIC insurance premiums	538	731	936	911
Advertising and promotion	374	141	509	218
Data processing	643	592	1,154	787
Professional service fees	371	284	812	538
Impairment of long-lived assets	920	—	920	—
Other operating expenses	1,651	1,411	2,917	1,924
Merger related expenses	76	106	187	1,412

Total Non-Interest Expenses	11,810	9,681	21,644	15,455

Net Income (Loss) Before Income Tax Benefit	1,685	2,528	4,454	(290)

Income Tax Expense (Benefit)	508	690	1,372	(243)

Net Income (Loss)	$1,177	$1,838	$3,082	$(47)

Net Income (Loss) Per Common Share

Basic	$0.17	$0.36	$0.43	$(0.01)
Diluted	$0.17	$0.36	$0.43	$(0.01)
Dividends Declared Per Common Share	$0.28	$0.28	$0.56	$0.28
Weighted Average Common Shares Outstanding
Basic	7,133,681	5,058,119	7,129,491	3,918,250
Diluted	7,137,256	5,065,180	7,133,819	3,918,250

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2010 and 2009

(Amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance—December 31, 2008	$—	$57,547	$(2,909)	$147	$—	$54,785
Restricted common stock awards earned		295				295
Stock option expense		549				549
Fair value of consideration exchanged in merger		61,946			(4,093)	57,853
Dividends declared			(1,416)			(1,416)
Comprehensive Income:
Net income			(47)			(47)
Unrealized loss on securities available for sale, net of taxes of $86				(168)		(168)

Total Comprehensive Loss						(215)

Balance—June 30, 2009 (unaudited)	$—	$120,337	$(4,372)	$(21)	$(4,093)	$111,851

Balance—December 31, 2009	$—	$172,409	$(4,025)	$(414)	$(4,093)	$163,877
Stock issued as investment in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC (“DDMP”)		51				51
Stock option expense		56				56
Proceeds from stock purchase plans		409				409
Dividends declared			(3,991)			(3,991)
Comprehensive Income:
Net income			3,082			3,082
Unrealized gain on securities available for sale, net of taxes of $991				1,859		1,859

Total Comprehensive Income						4,941

Balance—June 30, 2010 (unaudited)	$—	$172,925	$(4,934)	$1,445	$(4,093)	$165,343

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

(Amounts in thousands, except share data)

	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income (loss)	$3,082	$(47)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	3,350	3,016
Net accretion on securities and loans	(79)	(177)
Depreciation and amortization	1,308	1,001
Amortization of intangible assets	336	177
Amortization of unearned compensation on restricted stock	—	295
Stock option expense	56	549
Deferred tax benefit	(377)	(186)
(Increase) decrease in accrued interest receivable	(346)	28
Decrease in accrued interest payable	(7)	(222)
Net increase in the cash surrender value of life insurance	(734)	(442)
Increase in other assets	(1,262)	(1,628)
Increase (decrease) in other liabilities	221	(1,314)
Impairment of premises and equipment	920	—
Gain on sale of loans originated for sale and other assets, net	(621)	(1,159)
Loans originated for sale	(51,655)	(76,339)
Sale of loans	45,558	73,021

Net Cash Used in Operating Activities	(250)	(3,427)

Cash Flows from Investing Activities
Proceeds from maturities and sales of securities available for sale	68,955	37,073
Purchases of securities available for sale	(66,521)	(9,641)
Purchases of bank owned life insurance	(12,000)	—
Net increase in loans	(80,042)	(36,436)
Decrease of investment in restricted investments	—	1,025
Purchases of premises and equipment	(1,703)	(1,033)
Net proceeds from the sale of premises and equipment	154	—
Net cash received in Merger	—	9,017

Net Cash (Used in) Provided by Investing Activities	(91,157)	5

Cash Flows from Financing Activities
Proceeds from advances on long-term debt	6,787	7,627
Net increase (decrease) in short-term borrowings	4,993	(37,837)
Net (decrease) increase in securities sold under agreements to repurchase	(1,837)	132
Net increase in deposits	105,873	127,361
Proceeds from the sale of common stock	409	—
Dividends paid	(3,991)	(1,416)

Net Cash Provided by Financing Activities	112,234	95,867

Net Increase in Cash and Cash Equivalents	20,827	92,445
Cash and Cash Equivalents - Beginning	50,600	32,022

Cash and Cash Equivalents - Ending	$71,427	$124,467

Supplemental disclosure of information:
Interest paid	$11,112	$9,120
Income taxes paid	$3,550	$125

Supplemental schedule of noncash investing and financing activities
Other real estate (sold) acquired in settlement of loan	$(128)	$927
Unrealized gain (loss) on investments securities available for sale, net of tax	$1,859	$(168)
Reclassification of long-term debt to short-term borrowings	$5,000	$—

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations

Tower Bancorp, Inc. (the “Company”) is a registered bank holding company that was incorporated in 1983 under the Bank Holding Company Act of 1956, as amended. On March 31, 2009, the Company merged with Graystone Financial Corp. (“Graystone”), a privately held, non-reporting corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Merger”). Pursuant to an Agreement and Plan of Merger between the Company and Graystone (the “Merger Agreement”), the Company remains the surviving bank holding company and the First National Bank of Greencastle has merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, with Graystone Bank as the surviving institution under the name “Graystone Tower Bank” (the “Bank Merger”). Graystone Tower Bank (the “Bank”) operates as the sole subsidiary of the Company through two divisions – “Graystone Bank, a division of Graystone Tower Bank”, consisting of the former Graystone Bank branches, and “Tower Bank, a division of Graystone Tower Bank,” consisting of the former branches of The First National Bank of Greencastle. On April 22, 2010, Tower Bancorp, Inc. became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

On December 27, 2009, Tower Bancorp, Inc. and First Chester County Corporation (“First Chester”) entered into an Agreement and Plan of Merger (the “FCEC Acquisition Agreement”) pursuant to which Tower will acquire First Chester in an all-stock transaction valued at approximately $65 million or $10.22 per share based on the closing price of Tower common stock at the announcement of this acquisition. As described in the definitive agreement, the exchange ratio is subject to upward or downward adjustment if loan delinquencies at First Chester increase or decrease beyond specified amounts, which would ultimately affect the total value of the acquisition.

As part of the definitive agreement, Tower’s subsidiary bank, Graystone Tower Bank, agreed to increase its lending facility with First Chester to up to $26 million as well as to purchase up to $100 million of residential mortgage and commercial loans from First National Bank of Chester County (“FNB”) in order for the bank to satisfy the regulatory capital requirements of the Office of the Comptroller of the Currency (the “OCC”). As of June 30, 2010, the Bank has loaned $26 million to First Chester. The Bank had also purchased approximately $52 million in performing commercial loans from First National Bank of Chester County during the fourth quarter of 2009.

Following the transaction, based on the 0.453 exchange ratio announced in the FCEC Acquisition Agreement, current Tower shareholders will own approximately 71% and First Chester shareholders will own approximately 29% of the combined company’s common stock. The Company has received all necessary regulatory approvals and pending the approvals of shareholder of both entities, the acquisition is expected to be completed before the end of 2010.

On March 4, 2010, the FCEC Acquisition Agreement was amended between Tower and First Chester. As part of the amended agreement, First Chester shall use its best efforts to sell at or prior to the effective date of the acquisition, the American Home Bank Division of FNB (“AHB Division”) to one or more purchasers on terms and conditions acceptable to both First Chester and Tower. The AHB Division engages in mortgage-banking activities on a nation-wide basis. Additionally, the Company extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB. Through June 30, 2010, we have not advanced any funds to First Chester under this facility. As of June 30, 2010, First Chester has not sold the AHB Division.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP), the instructions for Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for a complete presentation of consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation are included. The operating results for the three month and six month periods

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

ended June 30, 2010 are not necessarily indicative of results that may be expected for any other period or for the full year ending December 31, 2010. The accounting policies discussed within the notes to the unaudited consolidated financial statements are followed consistently by the Company. These policies are in accordance with U.S. GAAP and conform to common practices in the banking industry.

The accompanying unaudited consolidated financial statements include the accounts of Tower Bancorp, Inc. and its wholly-owned subsidiary, Graystone Tower Bank and the Bank’s 90% owned mortgage subsidiary, Graystone Mortgage, LLC. All intercompany accounts and transactions are eliminated from the unaudited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential other-than-temporary impairment of investments, the valuation of long-lived assets, and the valuation of deferred tax assets.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Codification Update No. 2010-20 concerning disclosures about the credit quality of financing receivables and the allowance for credit losses. Update No. 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update No. 2010-20 requires companies to (1) provide enhanced disclosures around the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) explain how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) explain the changes and reasons for changes in the allowance for credit losses. The provisions of Update No. 2010-20 concerning disclosures for the end of a period are effective for interim and annual periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The provisions of Update No. 2010-20 concerning disclosures about activity that occurs during a reporting period are applicable to the Company for interim and annual periods beginning on or after December 15, 2010, the interim period ending on March 31, 2011. The adoption of Update No. 2010-20 is expected to provide the reader of the Company’s financial statements with expanded and enhanced disclosure surrounding the allowance for credit losses.

In January 2010, the FASB issued Accounting Standard Codification Update No. 2010-06 for improving disclosures about fair value measurements. Update No. 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, Update No. 2010-06 clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by Update No. 2010-06 are effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Company. The Company has implemented the disclosure requirements of Update No. 2010-06 within this Form 10-Q which can be found in Note 12 of the Notes to the Unaudited Consolidated Financial Statements. Update No. 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of Update No. 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Company. The adoption of Update No. 2010-06 is not expected to materially impact the Company’s fair value measurement disclosures.

In June 2009, the FASB issued a pronouncement that amends the derecognition guidance in U.S. GAAP and eliminates the concept of qualifying special-purpose entities (“QSPE”s). This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009 and early adoption is prohibited. We have adopted this pronouncement on

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended June 30, 2010.

In June 2009, the FASB issued a pronouncement, which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This pronouncement eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. The pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended June 30, 2010.

In December 2007, the FASB issued a pronouncement that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of January 1, 2009. The adoption of this pronouncement did not have a material impact to our consolidated financial statements. In January 2010, the FASB issued updated guidance relating to the decrease in ownership of a subsidiary. The updated guidance is effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended June 30, 2010.

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

The Merger generated goodwill of $11,935, consisting of synergies and increased economies of scale such as the ability to offer more diverse and more profitable products, added diversity to the branch system to achieve lower cost deposits, an increased legal lending limit, etc. Management expects that no goodwill recognized as a result of the Merger will be deductible for income tax purposes. Goodwill totaled $11,935 as of both June 30, 2010 and December 31, 2009. The Company tests goodwill for impairment annually as of October 31 and intermittently as events occur that would indicate that a potential impairment of goodwill had occurred. The Company experienced no events during the first six months of 2010 that required the completion of a goodwill impairment test.

The following table shows the pro forma financial results for the Company and Graystone for the six months ended June 30, 2009, assuming that the Merger occurred on January 1, 2009:

Pro-forma June 30, 2009
Net interest income	$19,800
Pre-tax net income	(697)
Income tax expense	(457)
Net income	(240)

Pro-forma earnings per share:
Basic	$(0.06)
Diluted	$(0.06)

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 3 - Securities Available for Sale

The amortized cost of securities and their approximate fair values at June 30, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	June 30, 2010
Equity securities	$356	$2	$—	$358
U.S Government sponsored agency securities	62,632	210	—	62,842
U.S. Government sponsored agency mortgage-backed securities	6,570	14	—	6,584
Collateralized mortgage obligations	84,960	1,162	—	86,122
Municipal bonds	11,134	130	(25)	11,239
Municipal bonds – taxable	12,871	710	—	13,581
SBA Pool Loan Investments	10,149	23	(3)	10,169

	$188,672	$2,251	$(28)	$190,895

	December 31, 2009
Equity securities	$1,156	$20	$(44)	$1,132
U.S Government sponsored agency securities	56,437	12	(65)	56,384
U.S. Government sponsored agency mortgage-backed securities	9,109	37	(30)	9,116
Collateralized mortgage obligations	93,058	81	(654)	92,485
Municipal bonds	7,093	95	—	7,188
Municipal bonds – taxable	12,917	64	(71)	12,910
SBA Pool Loan Investments	10,710	—	(72)	10,638

	$190,480	$309	$(936)	$189,853

Included with the Company’s securities available for sale are pledged securities with a fair market value of $54,248 and $34,999 at June 30, 2010 and December 31, 2009, respectively. The securities were pledged to secure public deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of available for sale securities as of June 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

	June 30, 2010
	Amortized Cost	Fair Value

Due in one year or less	$335	$337
Due after one year through five years	46,715	47,032
Due after five years through ten years	27,908	28,353
Due after ten years	11,679	11,940

	86,637	87,662

Mortgage-backed securities (1)	101,679	102,875
Equity securities	356	358

	$188,672	$190,895

(1)	Mortgage-backed securities include agency mortgage-backed securities, Government National Mortgage Association collateralized mortgage and Small Business Agency Loan Pools obligations.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments for the three and six month periods ending June 30, 2010 and 2009.

	Three Months Ended June 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses)/ Gains
2010
Equity securities	$14	$—	$(68)	$(54)
Debt securities	1	—	—	1

Total	$15	$—	$(68)	$(53)

2009
Equity securities	$535	$(237)	$(29)	$269
Debt securities	4	(7)	—	(3)

Total	$539	$(244)	$(29)	$266

	Six Months Ended June 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses)/ Gains
2010
Equity securities	$38	$(3)	$(68)	$(33)
Debt securities	4	—	—	4

Total	$42	$(3)	$(68)	$(29)

2009
Equity securities	$541	$(240)	$(29)	$272
Debt securities	4	(7)	—	(3)

Total	$545	$(247)	$(29)	$269

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	June 30, 2010
Equity securities	$—	$—	$—	$—	$—	$—
U.S Government sponsored agency securities	—	—	—	—	—	—
U.S. Government sponsored agency mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Municipal bonds	4,947	25	—	—	4,947	25
Municipal bonds – taxable	—	—	—	—	—	—
SBA Pool Loan Investments	1,964	3	—	—	1,964	3

	$6,911	$28	$—	$—	$6,911	$28

	December 31, 2009
Equity securities	$417	$44	$—	$—	$417	$44
U.S Government sponsored agency securities	47,101	65	—	—	47,101	65
U.S. Government sponsored agency mortgage-backed securities	7,275	30	—	—	7,275	30
Collateralized mortgage obligations	70,991	654	—	—	70,991	654
Municipal bonds	—	—	—	—	—	—
Municipal bonds – taxable	6,955	71	—	—	6,955	71
SBA Pool Loan Investments	10,710	72	—	—	10,710	72

	$143,449	$936	$—	$—	$143,449	$936

The previous table includes 3 investment securities at June 30, 2010 where the current fair value is less than the related amortized cost. There were 36 investment securities at December 31, 2009 that had a current fair value less than the related amortized cost. Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2010, Management identified equity securities with unrealized losses that were deemed to be other-than-temporary in nature and resulting in an impairment charge of $68. Management does not have the intent to sell the investments available for sale carrying an unrealized loss and believes it is more likely than not, that it will not sell these securities prior to the recovery of their cost basis or maturity, with the exception of the securities for which an impairment charge was recognized this quarter. As a result, the Company has determined that, excluding the securities related to the impairment charge, no investments trading below cost had declined on an other-than-temporary basis during the first six months of 2010.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 4 – Loans

The following table presents a summary of the loan portfolio at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Commercial	$936,916	$861,673
Consumer & other	95,023	85,510
Residential mortgage	184,474	191,277

Total Loans	1,216,413	1,138,460
Deferred costs (fees)	(78)	(189)
Allowance for loan losses	(11,619)	(9,695)

Net Loans	$1,204,716	$1,128,576

The Company serviced $107,420 and $111,649 of participation loans for unrelated parties at June 30, 2010 and December 31, 2009, respectively.

The Company sold $45,558 and $73,021 of residential mortgage loans into the secondary market during the six months ended June 30, 2010 and 2009, respectively. A gain of $321 and $581 was recognized on the sale of these loans for the three month periods ended June 30, 2010 and 2009, respectively. A gain of $594 and $848 was recognized on the sale of these loans for the six month periods ended June 30, 2010 and 2009, respectively.

Changes in the allowance for loan losses were as follows for the three months and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$10,892	$7,761	$9,695	$6,017
Provision for loan losses	1,900	650	3,350	3,016
Charge-offs
Commercial	(853)	(381)	(1,150)	(944)
Consumer	(147)	(88)	(147)	(147)
Residential mortgage	(200)	—	(200)	—

Total Charge-offs	(1,200)	(469)	(1,497)	(1,091)

Recoveries
Commercial	27	24	71	24
Consumer	—	—	—	—
Residential mortgage	—	—	—	—

Total Recoveries	27	24	71	24

Net charge-offs	(1,173)	(445)	(1,426)	(1,067)

Balance at end of period	$11,619	$7,966	$11,619	$7,966

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table presents non-performing assets as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Non-accrual loans
Commercial	$8,411	$3,408
Consumer	170	320
Residential mortgage	1,457	990

Total non-accrual loans	10,038	4,718

Accruing loans greater than 90 days past due
Commercial	480	634
Consumer	—	48
Residential mortgage	1,908	1,424

Total accruing loans greater than 90 days past due	2,388	2,106

Non-performing loans	12,426	6,824
Other real estate owned	799	927

Non-performing assets	$13,225	$7,751

The Company had total impaired loans of $14,414 and $10,917 as of June 30, 2010 and December 31, 2009, respectively. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Impaired loans considered to be collateral dependent totaled approximately 99.3% and 99.4% of total impaired loans as of June, 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the Company has determined that impaired loans with a carrying principal balance of $5,001 require a reserve of $500 with the remaining $9,413 of impaired loans not requiring a specific reserve allocation as the future anticipated cash flow, including the collateral values, will be sufficient to fully recover all amounts due on these loans. As of December 31, 2009 the Company had determined that impaired loans with a carrying principal balance of $1,353 required a reserve of $451 with the remaining $9,564 of impaired loans not requiring a specific reserve allocation as the future anticipated cash flow, including the collateral values, will be sufficient to fully recover all amounts due on these loans. For the six months ended June 30, 2010, the Company charged off $2,292 of loans. These charges have been applied against both the allowance for loans losses as well as against the fair value credit adjustment/discount recorded on performing loans acquired through the Merger.

Acquired loans deemed to be impaired at the time of purchase in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer” are included in the balance of impaired loans. However, these purchased impaired loans have been recorded at their fair value based on anticipated future cash flows at the time of acquisition and are considered to be performing loans as the Company expects to fully collect the new carrying value (i.e. fair value) of the loans.

The following table provides activity for the accretable yield of these purchased impaired loans for the three and six months ended June 30, 2010.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Accretable yield, beginning balance	$560	$178
Accretable yield amortized to interest income	(440)	(551)
Reclassification from non-accretable difference (1)	1,039	1,532

Accretable yield, end of period	$1,159	$1,159

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 5 – Premises and Equipment

The following table presents premises and equipment as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Land	$4,474	$5,394
Building	13,570	13,684
Leasehold improvements	3,889	3,703
Furniture, fixtures and equipment	7,904	6,918
Other	3,921	3,435

	33,758	33,134
Accumulated depreciation and amortization	(4,595)	(3,324)
Premises and equipment held for sale, net	(549)	—

	$28,614	$29,810

During the second quarter of 2010, management had explored the potential sale of a parcel of undeveloped land that was acquired as part of the Merger. As a result, management determined that the recorded cost basis of the land may not be recoverable. Accordingly, the Company determined the estimated fair value of the land to be less than its recorded value, resulting in an impairment charge of $920. Management is currently consulting with third party valuation experts to finalize a determination of fair value for the land. Management is of the opinion that the current impairment charge is sufficient and fairly presents the decline in the fair value of the asset; however, upon completion of the third party’s analysis a further impairment charge may be required at that time.

Note 6 – Other Intangibles

Information concerning total amortizable other intangible assets, which consist solely of a core deposit intangible asset, at June 30, 2010 and December 31, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2009	$3,899	$532	$3,367
Amortization Expense	—	336	336

Balance at March 31, 2010	$3,899	$868	$3,031

The estimated amortization for the next five years and thereafter is as follows:

2010 (July – December)	$320
2011	585
2012	513
2013	444
2014	372
Thereafter	797

$3,031

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 7 – Deposits

The following is a summary of deposits at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Non-interest bearing transaction accounts	$120,206	$119,116
Interest checking accounts	119,059	110,356
Money market accounts	591,256	477,292
Savings accounts	78,904	87,117
Time deposits of $100,000 or greater	135,337	130,938
Time deposits, other	277,580	291,650

Total	$1,322,342	$1,216,469

Brokered deposits totaled $127,036 and $61,114 at June 30, 2010 and December 31, 2009, respectively. Brokered deposits, exclusive of in-market reciprocal brokered deposits, totaled $93,103 and $46,018 at June 30, 2010 and December 31, 2009, respectively.

Note 8 – Borrowings

Federal Home Loan Bank

The Bank has a maximum borrowing capacity under an agreement with the Federal Home Loan Bank (“FHLB”) of approximately $544,949 and $482,024 at June 30, 2010 and December 31, 2009, respectively. The available amount of borrowing capacity for June 30, 2010 and December 31, 2009 was approximately $485,609 and $422,679, respectively. The total outstanding borrowings at June 30, 2010 equaled $59,340, of which $10,250 has a maturity of less than one year and is classified as short-term borrowing. The remaining borrowings of $49,090 have a maturity greater than one year and are classified as long-term debt at June 30, 2010. The average interest rate on FHLB borrowings at June 30, 2010 equaled 3.94%. At June 30, 2010, the unamortized fair value adjustment to FHLB borrowings assumed in the Merger totaled $(280). The total outstanding borrowings at December 31, 2009 equaled $59,346, of which, $54,096 have a stated maturity greater than one year and are classified as long-term debt at December 31, 2009. The remaining $5,250 in FHLB borrowings are classified as short-term borrowings at December 31, 2009.

Other Borrowings

On June 12, 2009, the Company issued, to private investors, $9,000 of subordinated notes bearing an annual interest rate of 9.00%. Each note may be redeemed at the Company’s discretion and contains a maturity date of July 1, 2014. Interest only payments are due on a quarterly basis with the unpaid principal balance due at maturity.

On February 5, 2010, the Company issued to private investors an aggregate of $12,000 of subordinated notes bearing an annual interest rate of 9.00%. Each note may be redeemed at the Company’s discretion and contains a maturity date of July 15, 2015. Interest only payments are due on a quarterly basis with the unpaid principal balance due at maturity.

Federal funds are reported on a gross basis. Federal funds sold are stated as assets and federal funds purchased are stated as liabilities. Federal funds purchased are considered short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. Generally, federal funds are purchased or sold for one day periods and bear interest based upon the daily federal funds rate. The Company did not have any federal funds purchased at June 30, 2010 or December 31, 2009.

Capital Lease Obligations

Included in short-term borrowings and long-term debt are two capital lease agreements, which relate to the Lebanon and York branches. Total capital lease obligations related to these leases were $2,701 and $2,729 at June 30, 2010 and December 31, 2009, respectively.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 9 – Net Income Per Share and Comprehensive Income

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Weighted average shares outstanding (basic)	7,133,681	5,058,119	7,129,491	3,918,250
Impact of common stock equivalents	3,575	7,061	4,328	—

Weighted average shares outstanding (diluted)	7,137,256	5,065,180	7,133,819	3,918,250

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive
	79,531	22,831	79,531	60,103

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

The components of the change in net unrealized gains (losses) on securities are as follows:

	For Six Months Ended
	June 30,	June 30,
	2010	2009

Gross unrealized holding net gains arising during the year	$2,821	$15
Reclassification adjustment for impairment losses recognized in net income	68	29
Reclassification adjustment for net gains realized in net income	(39)	(298)

Net unrealized holding gains (losses) before taxes	2,850	(254)
Tax effect	(991)	86

Net change	$1,859	$(168)

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

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The outstanding financial instruments represent credit risk in the following amounts at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Commitments to grant loans	$72,757	$12,350
Unfunded commitments under lines of credit	266,072	267,683
Letters of credit	27,025	25,524

Commitments to extend credit, which include commitments to grant loans and unfunded commitments under lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued is not material to the unaudited consolidated financial statements.

Note 11 – Stock-Based Compensation

At June 30, 2010, the Company had five equity compensation plans, the 2010 Stock Incentive Plan (the “2010 Plan”), the 2006 Restricted Stock Plan (the “2006 Plan”), the 2007 Stock Incentive Plan (the “2007 Plan”), the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) and the Stock Option Plan for Outside Directors (the “Director Plan”).

In May 2010, the shareholders of the Company approved the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of stock options, stock appreciation rights, restricted stock, deferred stock and performance awards (collectively, “Awards”) for up to 400,000 shares of the Company’s common stock to key employees and directors. As of June 30, 2010, no Awards have been issued with the 2010 Plan.

During 2006, the shareholders of Graystone approved the 2006 Restricted Stock Plan (the “2006 Plan”), as amended, that provides for the issuance of up to 375,000 shares of restricted stock awards subject to a three year vesting period to key employees and directors. The recipient shall receive all dividends or other distributions and shall have the right to vote with respect to issued but unvested shares. On March 31, 2009, as a result of the Merger, the Company had adopted the provisions of this plan. As of March 31, 2009, the Company had issued all of the available awards under the plan and all of the awards are completely vested as a result of the vesting acceleration in association with the Merger. The Company recognized $0 and $295 of compensation expense during the six month periods ending June 30, 2010 and 2009, respectively, related to the vesting of the restricted stock awards.

In May 2007, the shareholders of Graystone approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the Plan, Graystone may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and deferred stock for up to 600,000 shares (shares reflect the 3-for-2 stock split paid September 30, 2007) of Graystone’s common stock to key employees and directors. On March 31, 2009, as a result of the Merger, the Company had adopted the

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

provisions of this plan. Subsequent to the Merger and as a result of the conversion factor, the total options authorized to be issued under the 2007 Plan equaled 252,000. At June 30, 2010, the Company had 77,705 options available for issuance.

The following table summarizes the outstanding stock options under the Company’s 2007 Plan at June 30, 2010 and December 31, 2009:

Date of Issuance	Options Issued	Exercise Price	Expiration Date	Options Vested		Unearned Compensation (in 000’s)
				June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
June 26, 2007	26,145	$22.22	June 26, 2017	26,145	26,145	$—	$—
January 22, 2008	1,050	$30.96	January 22, 2018	1,050	1,050	—	—
July 17, 2008	56,700	$30.96	July 17, 2018	56,700	56,700	—	—
September 22, 2009	52,400	$26.77	September 22, 2019	—	—	284	318
November 24, 2009	38,000	$19.80	November 24, 2019	—	—	164	182

	174,295			83,895	83,895	$448	$500

The stock options normally vest over a three to five year vesting period and will be expensed over the vesting period. As a result of the Merger, all of the outstanding options at March 30, 2009 became fully vested and exercisable. No options issued under this plan have been exercised during the first six months of 2010. The aggregate intrinsic value of outstanding unvested stock options at June 30, 2010 and December 31, 2009 was $79 and $116, respectively. Options granted resulted in compensation expense of $26 and $52 for the three and six month periods ended June 30, 2010, respectively. Compensation expense for the three and six months periods ended June 30, 2009 were $0 and $549, respectively. As of June 30, 2010 and in conjunction with the vesting acceleration due to the Merger, a total of 83,895 options have vested with an intrinsic value of $0. These vested options can be exercised at an average price of $28.24 and have an average remaining life of approximately 7.7 years. The fair values of the options awarded under the Plan are estimated on the date of grant using the Black-Scholes valuation methodology.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

At June 30, 2010, there were 5,700 options outstanding under the 1995 Plan and the Company recognized $2 and $4 in compensation expense related to the 1995 Plan during the three and six month period ended June 30, 2010, respectively. There are a total of 27,719 options available to be issued under this plan at June 30, 2010.

The following table summarizes the outstanding non-qualified stock options under the Company’s 1995 Plan at June 30, 2010 and December 31, 2009:

Date of Issuance	Options Issued	Exercise Price	Expiration Date	Options Vested		Unearned Compensation (in 000’s)
				March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

September 22, 2009	5,700	$26.77	September 22, 2019	—	—	$30	$34

	5,700			—	—	$30	$34

The assumptions utilized by management to calculate the issue date fair value of $6.63 are the same as the assumptions used for shares issued under the 2007 Plan.

At June 30, 2010, there were a total of 30,958 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted average exercise price of $35.80 per share, and have a weighted average life to maturity of 5.2 years. The Company recognized $0 in compensation expense related to the Director Plan during the six month period ended June 30, 2010. There are a total of 52,120 options available to be issued under this plan at June 30, 2010.

Note 12 – Fair Value Measurements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 are as follows:

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

	June 30, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$358	$166	$38	$154
U.S Government sponsored agency securities	62,842	—	62,842	—
U.S. Government sponsored agency mortgage-backed securities	6,584	—	6,584	—
Collateralized mortgage obligations	86,122	—	86,122	—
Municipal bonds	11,239	—	11,239	—
Municipal bonds – taxable	13,581	—	13,581	—
SBA Pool Loan Investments	10,169	—	10,169	—
Commercial servicing rights	514	—	—	514

	$191,409	$166	$190,575	$668

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

Commercial servicing rights

The fair value of commercial servicing rights (“MSRs”) was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, the Company determines the fair value of our MSRs using a projected cash flow model that considers loan rates and maturities, discount rate assumptions, estimated servicing revenue and expenses, and estimated prepayment speeds.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table presents reconciliations of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended June 30, 2010:

Equity Securities
Balance, December 31, 2009	$49
Transfers In from Level 2	611
Sale of Securities in Level 3	(33)
Change in fair value	41

Balance, June 30, 2010	$668

During the Company’s valuation of the investment portfolio performed during the first six months of 2010, the Company determined one equity security was no longer actively traded on the open market. In the prior year, the fair value of the equity security was determined based on an estimate from limited activity in the open market, determined as Level 2 pricing. As there has been no activity in the current year to determine the fair value price, the Company evaluated the entity’s current financial reports for any going concern or other issues that would affect the entity’s current or future position. Based upon this review, the Company determined the entity does not have any significant issues that would affect the current and future position of the entity. The technique used to determine the price of the equity security required estimates and judgments of management resulting in the classification of the security as a Level 3 security.

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans held for sale	$14,725	$—	$—	$14,725
Impaired loans	10,038	—	—	10,038
Other real estate owned	799	—	—	799
Impaired land	1,000	—	—	1,000

Total assets	$26,562	$—	$—	$26,562

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

	December 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans held for sale	$8,034	$—	$—	$8,034
Impaired loans	4,718	—	—	4,718
Other real estate owned	927	—	—	927
Loans purchased (1)	418,747	—	—	418,747
Core deposit intangible asset (1)	3,899	—	—	3,899
Premises and equipment (1)	22,644	—	—	22,644

Total assets	$458,969	$—	$—	$458,969

Time deposits (1)	$160,806	$—	$160,806	$—
Borrowings (1)	69,601	—	69,601	—

Total Liabilities	$230,407	$—	$230,407	$—

(1) – Assets and liabilities are presented at fair value as of the date of the Merger.

Loans held for sale

Loan held for sale include residential mortgage loans which are measured at the lower of aggregate cost or fair value. The fair value is measured as the price that secondary market investors were offering for loans with similar characteristics.

Impaired loans

Under U.S GAAP, a loan is classified as impaired when it is possible that the bank will be unable to collect all or part of the loan balance due based on the contractual agreement, including the interest as well as the principal. Based on this guidance, the Company considers all loans placed in non-accrual status as being impaired and subject to an impairment analysis in accordance with ASC 310-10-35. Loans acquired through the Merger that were deemed impaired were recorded using a discounted cash flow model in accordance with ASC 310-30 at the time of acquisition even though the Company considers these loans to be collateral dependent. The carrying amounts of these loans at June 30, 2010 and December 31, 2009 were $4,375 and $6,199, respectively. These loans are not included in the preceding table.

Impaired loans included in the preceding table are those for which the Company has measured impairment based on the fair value of underlying collateral. The balance of impaired loans consists of loans deemed impaired in accordance with the Company’s accounting policy disclosed within its “Critical Accounting Policies.” Fair value is determined primarily based upon independent third party appraisals of the properties. At June 30, 2010, $9,940 of impaired loans were measured using the fair value of underlying collateral and $98 of impaired loans were measured using a discounted cash flow model. At December 31, 2009, $4,650 of impaired loans were measured using the fair value of underlying collateral and $68 of impaired loans were measured using a discounted cash flow model.

Other real estate owned

Other real estate owned consists of seven properties totaling $799 thousand at June 30, 2010. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Impaired Land

During the second quarter of 2010, management had explored the potential sale of a parcel of undeveloped land that was acquired as part of the Merger. Based upon the evaluation performed by an independent third party, the Company determined the estimated fair value of the land to be less than its recorded value, resulting in an impairment charge. The Company is currently consulting with third party valuation experts to finalize a determination of fair value for the land.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The estimated fair values of the Company’s financial instruments were as follows as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	71,427	71,427	50,600	50,600
Securities available for sale	190,895	190,895	189,853	189,853
Restricted investment in bank stock	6,254	6,254	6,254	6,254
Loans held for sale	14,725	14,725	8,034	8,034
Loans, net of allowance for loan losses	1,204,716	1,220,266	1,128,576	1,151,368
Accrued interest receivable	5,320	5,320	4,974	4,974
Financial liabilities:
Deposits	1,322,342	1,303,593	1,216,469	1,191,126
Securities sold under agreements to repurchase	5,055	5,055	6,892	6,892
Short-term borrowings	10,285	10,285	5,292	5,292
Long-term debt	72,476	73,174	65,689	69,814
Accrued interest payable	1,083	1,083	1,090	1,090

	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	72,757	—	12,350	—
Unfunded commitments under lines of credit	266,072	—	267,683	—
Letters of credit	27,025	—	25,524	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

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

June 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

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

Note 13 – Premise and Equipment Held for Sale

During the first quarter of 2010, the Company closed two Tower Bank branches to consolidate banking operations in selected areas. All loans and deposit accounts related to these branches were transferred to existing Tower Bank branches. The Company is currently in the process of selling the land and buildings related to two branches and anticipates the sale of the land and buildings by the end of the first quarter of 2011. The carrying value of the branches is based on the net value of the land and building prior to being reclassified as held for sale. This value is currently less than the estimated fair market value at June 30, 2010. As of June 30, 2010, the carrying value of the land and buildings for these branches are $549.

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

Merger and Acquisitions

On March 31, 2009, Tower Bancorp, Inc. completed a merger with Graystone Financial Corp., (“Graystone”) in an all stock transaction valued at approximately $57.9 million (“the Merger”). The Merger, while considered a merger of equals, was accounted for as a reverse acquisition by Graystone Financial Corp. of Tower Bancorp, Inc. using the acquisition method of accounting and, accordingly, the assets and liabilities of Tower Bancorp, Inc. have been recorded at their respective fair values on the date the Merger was completed. The Merger was effected by the issuance of shares of Tower Bancorp, Inc. common stock to Graystone shareholders. Each share of Graystone common stock was exchanged for 0.42 shares of Tower common stock, with any fractional shares as a result of the exchange, paid to Graystone shareholders in cash based on $19.78 per share of Tower common stock.

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

On December 27, 2009, Tower Bancorp, Inc. and First Chester County Corporation (“First Chester”) entered into an Agreement and Plan of Merger (the “FCEC Acquisition Agreement”) pursuant to which Tower will acquire First Chester in an all-stock transaction valued at approximately $65 million or $10.22 per share based on the closing price of Tower common stock at the announcement of this acquisition. As described in the FCEC Acquisition Agreement, the exchange ratio is subject to upward or downward adjustment if loan delinquencies at First Chester increase or decrease beyond specified amounts, which would affect the total transaction value disclosed above.

As part of the FCEC Acquisition Agreement, Tower’s subsidiary bank, Graystone Tower Bank, agreed to increase its lending facility with First Chester to up to $26 million as well as to purchase up to $100 million of residential mortgage and commercial loans from First National Bank of Chester County (“FNB”) in order for FNB to satisfy the regulatory capital requirements of the Office of the Comptroller of the Currency (the “OCC”). As of June 30, 2010, the Bank loaned $26 million to First Chester, the proceeds of which First Chester contributed to FNB as Tier 1 capital. First Chester pledged 100% of in the capital stock of FNB to Graystone Tower Bank to secure repayment of the loan. The Bank has also purchased approximately $52 million in performing commercial loans from FNB. As of June 30, 2010, the total balance of the loans purchased from First Chester was $49.4 million.

Following the transaction, based on a 0.453 exchange ratio, which was the ratio at the time of the signing of the FCEC Acquisition Agreement, current Tower shareholders will own approximately 71% and First Chester shareholders will own approximately 29% of the combined company’s common stock. The shareholders of both entities must approve the combination. Pending final regulatory and shareholder approvals, the acquisition is expected to be completed before the end of 2010.

On March 4, 2010, the FCEC Acquisition Agreement was amended between Tower and First Chester. As part of the amended agreement, First Chester shall use its best efforts to sell at or prior to the effective date of the acquisition, the American Home Bank Division of FNB (“AHB Division”) to one or more purchasers on terms and conditions acceptable to both First Chester and Tower. The AHB Division engages in mortgage-banking activities on a nation-wide basis. Additionally, we extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB. Through June 30, 2010, we have not advanced any funds to First Chester under this facility. As of June 30, 2010, First Chester has not sold the AHB Division.

Results of Operations

Summary of Financial Results

The three month period ending June 30, 2010 and 2009 represents the first time the Company will show comparable results of operations for the combined entity of Tower Bancorp, Inc. and Graystone Financial Corp. since the Merger on March 30, 2009. For the first six months of 2010 as compared with the first six months of 2009, the Merger has still had a significant impact on our results of operations. The operating results reported herein for the first six months ended June 30, 2010 include the results for the combined entity. However, the results for the six months ended June 30, 2009 include the historical operating results of Graystone for the entire six month period and the operating results of Tower only since March 30, 2009, representing the period after consummation of the Merger which was effective before the opening of business on March 31, 2009. Consequently, comparisons of our results of operation for the six month ending June, 30 2009 may not be particularly meaningful.

We recognized after-tax net income of approximately $1.2 million or $0.17 per diluted share in the second quarter of 2010, compared to $1.8 million or $0.36 per diluted share in the second quarter of 2009. Net Interest Income before provision for loan loss increased $2.8 million due to a mix of growth in our loan and investment portfolios coupled with a reduction in the average rate paid on interest bearing liabilities from 2009 to 2010. This increase in net interest income was offset by increases in the provision for loan losses and non-interest expenses of $1.3 million and $2.1 million respectively, as well as a decline in non-interest income of $254 thousand. The increase in the provision for loan losses is primarily due to total net loan charge-offs of $1.2 million during the second quarter of 2010, as well as an additional allowance for loan losses needed as a result of the additional risks associated with the loan growth achieved during the quarter. The decrease in non-interest income is due to declines in the gains on sales of mortgage loans originated for sale and gains on the sales of other interest earning assets. The largest increase in non-interest expense related to an impairment charge taken on land held for investment of $920 thousand. Other increases in non-interest expense include salary and benefits expense and occupancy and equipment expense, which increased $574 thousand and $265 thousand, respectively, as compared to the second quarter of

2009. Both of these increases can be attributed to the rapid growth experienced by the Company since the Merger, which resulted in the opening of new branch locations and the addition of personnel within the finance, operations, credit and lending departments in advanced preparation for the acquisition of First Chester.

For the first half of 2010, we recognized an after-tax net income of $3.1 million or $0.43 per diluted share, compared to after-tax net loss of $47 thousand or $(0.01) per diluted share for the same period in 2009. The increase in net income included an increase of net interest income after the provision for loan losses of $10.1 million and non-interest income of $802 thousand offset by the increase in non-interest expense of $6.2 million and income tax expense of $1.6 million. Net interest income before loan loss provision increased $10.5 million during the first six months of 2010 compared to the same period in 2009. In addition to the net interest income contributed by the inclusion of the Tower Bank division’s operations which added $3.6 million, this growth was also driven by organic growth of loans and investments, and the decrease in the average rate paid on interest bearing deposits of 71 basis points. Non-interest income increased by $802 thousand due to increased service charges on deposit accounts, commissions and fees as well as income generated from the bank owned life insurance policies offset by decrease on gains from the sales of mortgage loans originated for sale and gains on the sales of other interest earning assets. Non-interest expense, excluding merger related expenses and an impairment charge related to land held for investment, increased by $6.5 million primarily due to increases in compensation costs, occupancy expenses and other operating expenses incurred in order to support our continued growth of assets and deposits and in preparation for the pending acquisition of First Chester, offset by a FDIC special assessment of $580 thousand incurred during the second quarter of 2009. No such assessment was imposed during the same period in 2010.

Quarter Ended June 30, 2010 compared to the Quarter Ended June 30, 2009

Net Interest Income

Our major source of operating revenues is net interest income, which increased $2.8 million or 27.6% to approximately $12.9 million for the second quarter of 2010, as compared to approximately $10.1 million for the same period in 2009. Net interest income as a percentage of net income plus non interest income was 83.8% for the quarter ended June 30, 2010, compared to 78.7% for the quarter ended June 30, 2009.

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

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We use brokered deposits on a limited basis to fund asset growth as demonstrated by the limited use of brokered deposits, which represents approximately 9.6% of total deposits, on our consolidated balance sheet at June 30, 2010 and approximately 5.0% at December 31, 2009. In connection with our growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended June 30, 2010 as compared to the same period in 2009. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2010 and 34% for 2009. All dollar amounts are in thousands.

	For the Three Months Ended June 30,
	2010			2009
	Average Balance (2)	Interest	Average Rate	Average Balance (2)	Interest	Average Rate
	(dollars in thousands)

Interest-earning assets:
Federal funds sold and other	$18,738	$41	0.88%	$49,590	$21	0.17%
Investment securities (1)	190,417	1,219	2.57%	48,396	421	3.49%
Loans	1,183,489	17,274	5.85%	1,022,627	15,252	5.98%

Total interest-earning assets	1,392,644	18,534	5.34%	1,120,613	15,694	5.62%

Other assets	159,519			120,611

Total assets	$1,552,163			$1,241,224

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$753,088	2,212	1.18%	$527,468	2,128	1.62%
Time deposits	418,126	2,332	2.24%	391,826	2,766	2.83%
Borrowings	88,103	1,035	4.71%	73,975	653	3.54%

Total interest-bearing liabilities	1,259,317	5,579	1.78%	993,269	5,547	2.24%

Noninterest-bearing transaction accounts	114,608			85,803
Other liabilities	12,979			50,906
Stockholders’ equity	165,259			111,246

Total liabilities and stockholders’ equity	$1,552,163			$1,241,224

Net interest spread			3.56%			3.38%
Net interest income and interest rate margin FTE		$12,955	3.73%		$10,147	3.63%

Tax equivalent adjustment		(52)			(34)

Net interest income		$12,903			$10,113

Ratio of average interest-earning assets to average interest-bearing liabilities	110.6%			112.8%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2010 and 34% for 2009.
(2)	Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended
	June 30, 2010 vs. June 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold and other	$(363)	$383	$20
Investment securities	4,016	(3,218)	798
Loans	11,012	(8,990)	2,022

Total interest income	$14,665	$(11,825)	$2,840

Interest expense:
Interest-bearing non-maturity deposits	$11,434	$(11,350)	$84
Time deposits	4,422	(4,856)	(434)
Borrowings	140	242	382

Total interest expense	15,996	(15,964)	32

Net interest income	$(1,331)	$4,139	$2,808

Interest income increased approximately $2.8 million, or 18.1%. This increase was caused by approximately $272.0 million or 24.3% increase in the average balance of interest-earning assets, which resulted in approximately $14.7 million increase to interest income. This increase was partially offset by a 28 basis point reduction in average rates that resulted in a reduction of interest income of approximately $11.8 million.

Interest income on investment securities increased approximately $798 thousand, or 189.5%. The average balance of investments held by the Bank increased from $48.4 million at June 30, 2009 to $190.4 million at June 30, 2010, which resulted in an increase of approximately $4.0 million in interest income. The increase in the average balance of investment securities relates primarily to the addition of securities acquired through the Merger as well as additional debt security investments purchased with excess liquidity. Since March 31, 2009, the Company purchased collateralized mortgage obligation securities, government agency step-up securities, and SBA pooled loan securitizations as well as other lower risk debt securities. These investments served as an initial way for management to deploy funds received through deposit growth and capital offerings into interest earning assets other than federal funds sold until the proceeds could be used to fund loan growth. This increase is offset by the reduction in the interest rates earned on securities as compared to prior year resulting in a reduction of 92 basis points on the average rate and a reduction of interest income of $3.2 million.

Average yields on loans decreased 13 basis points or 2.1%, from 5.98% during the second quarter of 2009 to 5.85% during the second quarter of 2010. The Federal Reserve maintained the intended federal funds target rate between 0.09% and 0.25% during both quarters ended June, 30, 2010 and 2009. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Average yields during 2009 and 2010 have not decreased as severely compared to the interest rate environment as fixed rate loans, which represent approximately 24% of total loans held at June 30, 2010, do not reprice when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 88% of our variable rate loans at June 30, 2010 contain interest rate floors. Conversely, any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $32 thousand, or 0.6% during the second quarter of 2010 compared to the same period in 2009. This relatively small increase was caused by approximately $266.0 million or 26.8% increase in the average balance of interest-bearing liabilities, which resulted in approximately $16.0 million increase to interest expense. This increase, however, was predominately offset by a 46 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $16.0 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the Merger and management’s efforts to reduce rates paid on deposits while still remaining competitive in our markets.

In future periods, assuming a prolonged flat or declining interest rate environment, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, further migration of assets from federal funds to loans and investments and the continued repricing of a portion of our interest-bearing deposit portfolio into lower rate products. Any significant changes such as movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future. Also, our strategy to extend the duration of our time deposit portfolio during this low interest rate environment may also offset benefits to the margin.

We manage our risk associated with changes in interest rates through the techniques described in this Report under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses is the expense necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of probable losses in the loan portfolio. Our provision for loan loss is based upon management’s continuous review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain risks associated with new loans, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2010 and 2009:

	Three months ended
	June 30,
	2010	2009
Balance at beginning of period	$10,892	$7,761
Provision for loan losses	1,900	650
Charge-offs
Commercial	(853)	(381)
Consumer	(147)	(88)
Residential mortgage	(200)	—

Total Charge-offs	(1,200)	(469)

Recoveries
Commercial	27	24
Consumer	—	—
Residential mortgage	—	—

Total Recoveries	27	24

Net charge-offs	(1,173)	(445)

Balance at end of period	$11,619	$7,966

We continue to operate in a challenging economic environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration the growth of our loan portfolio, the status of the current economic environment and the results of management’s risk assessment process over loans. The provision for loan losses for the three months ended June 30, 2010 totaled $1.9 million, an increase of $1.3 million compared to the same period in 2009. The gross loan charge-offs that were applied to the allowance for loan loss during the three months ended June 30, 2010 consisted of 5 commercial loans, 2 consumer loans and one mortgage loan totaling $1.2 million. Net allowance for loan loss charge-offs were 0.40 % of average loans as of the second quarter 2010 on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.95% at June 30, 2010, compared to 0.85% at December 31, 2009.

The following table presents changes in the credit quality adjustment on loans purchased for the three months ended June 30, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$2,519	$4,044
Credit Fair Value Adjustment Mark	—	271
Amortization	(250)	—
Charge-offs
Commercial	(347)	—
Consumer	(114)	(81)
Residential mortgage	(170)	(53)

Total Charge-offs	(631)	(134)

Recoveries
Commercial	15	—
Consumer	21	—
Residential mortgage	2	—

Total Recoveries	38	—

Net charge-offs	(593)	(134)

Balance at end of period	$1,676	$3,639

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the three months ended June 30, 2010 consisted of 4 commercial loans, 16 consumer loans, and 2 residential mortgage totaling $631 thousand. Net credit mark charge-offs were 0.20% of average loans as of the second quarter 2010 on an annualized basis.

The total gross loan charge-offs during the three months ended June 30, 2010 consisted of 30 loans totaling $1.8 million. Net total loan charge-offs were 0.60% of average loans as of the second quarter of 2010 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan loss, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.09% at June 30, 2010, compared to 1.11% at December 31, 2009. See an explanation of this Non-GAAP measure later in this filing within management’s discussion and analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at June 30, 2010. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at June 30, 2010. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

Non-interest income was approximately $2.5 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively.

The following table presents the components of non-interest income:

	June 30,	June 30,	Increase (Decrease)
	2010	2009	$	%
Service charges on deposit accounts	$805	$664	$141	21.2%
Other service charges, commissions and fees	682	739	(57)	(7.7)%
Gain on sale of mortgage loans originated for sale	321	581	(260)	(44.8)%
(Loss) gain on sale of other interest earning assets	(29)	311	(340)	(109.3)%
Income from bank owned life insurance	470	283	187	66.1%
Other income	243	168	75	44.6%

Total non-interest income	$2,492	$2,746	$(254)	(9.2)%

The $254 thousand or 9.2% decrease in total non-interest income is attributable primarily to decreases in the gain on sale of mortgage loans originated for sale and the gain on sale of other interest earning assets, which decreased $260 thousand, and $340 thousand, respectively, offset by increases in service charges and income from bank owned life insurance of $141 thousand and $187 thousand, respectively. The decrease in the gain on sale of mortgage loans originated was primarily due to the decline in volume of mortgage loans originated for sale during 2010 compared to the activity during 2009. The decrease of the gain on sale of other interest earning assets is due in part to the sale of $7.0 million of equity securities during second quarter 2009 compared to the sale of $316 thousand during the second quarter of 2010. Income from bank owned life insurance increased as a result the appreciation in the cash surrender value of life insurance contracts. This increase was positively affected by the purchase of $12.0 million in bank owned life insurance during the second quarter 2010.

Non-Interest Expense

Non-interest expense was approximately $11.8 million and $9.7 million for the three months ended June 30, 2010 and 2009, respectively. The $2.1 million increase is attributable to a $920 thousand impairment charge on land held for investment as well as increases in salary and employee benefits, occupancy and equipment expense, advertising and promotion and other operating expenses, offset by a decrease in FDIC insurance premiums.

The following table presents the components of non-interest expenses:

	June 30, 2010	June 30, 2009	Increase (Decrease)
			$	%
Salaries and employee benefits	$5,343	$4,769	$574	12.0%
Occupancy and equipment	1,735	1,470	265	18.0%
Amortization of intangible assets	159	177	(18)	(10.2)%
FDIC insurance premiums	538	731	(193)	(26.4)%
Advertising and promotion	374	141	233	165.2%
Data processing	643	592	51	8.6%
Professional service fees	371	284	87	30.6%
Impairment of fixed assets	920	—	920	n/a
Other operating expenses	1,651	1,411	240	17.0%
Merger related expenses	76	106	(30)	(28.3)%

Total non-interest expenses	$11,810	$9,681	$2,129	22.0%

Salary and employee benefits increased $574 million or 12.0%. Salaries increased by $314 thousand while employee benefits increased by $260 thousand. The increased level of salary expense was driven by personnel costs in connection with our branch expansion during 2009 and the first six months of 2010. Additionally, we continued to add additional personnel to our operations, finance, credit, and lending departments to support our balance sheet growth and in preparation for the pending acquisition of First Chester. The Company incurred approximately $486 thousand in salary and benefit costs during the second quarter of 2010 as a result of advanced hires in preparation for the First Chester acquisition and $325 thousand related to the adoption of a deferred compensation plan for certain executive officers during the quarter. These increases were partially offset by a reduction in the bank performance incentive bonus accrual compared to second quarter of 2009 based on the level of achievement of the relative performance metrics within the bonus plan. We also incurred general merit increases for all eligible employees between June 30, 2009 and June 30, 2010.

Occupancy and equipment expense increased $265 thousand or 18.0%. The increase in occupancy and equipment expense related to the addition of four branch offices during 2009 and 2010 and the lease of the corporate center office space entered into during the third quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At June 30, 2010, the Bank had approximately $978.2 million in FDIC-insured deposits. During the second quarter of 2009, the FDIC imposed a special assessment on all FDIC-insured banks based in the total assets and Tier I capital as of June 30, 2009. At June 30, 2009, the Company recorded an estimated expense for the special assessment of $580 thousand. No special assessment fees were recognized during the second quarter of 2010.

Advertising and Promotion expenses increased $233 thousand or 165.2%. The increase in advertising and promotions relates to the Company’s increased advertising costs due to branch openings since prior year, the Company’s promotion of new loan and deposit products, and increases in costs to maintain our checking account rewards program.

Professional service expenses increased $87 thousand or 30.6% and data processing expense increased $51 thousand or 8.6%. These increases are directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank, between June 30, 2009 and June 30, 2010.

The impairment of fixed asset expense relates to undeveloped land that was acquired as part of the Merger. The impairment charge was based on a decline in the fair value of the land between the time of the Merger, March 31, 2009 and June 30, 2010, identified by the Company as Management explored a possible sale of the subject property.

Other operating expenses increased $240 thousand or 17.0%. The increase was primarily due to increases in share taxes, supplies, and telephone and postage expense of $151 thousand, $92 thousand, and $42 thousand, respectively, offset by decline in other expenses related to the early retirement of debt of $119 thousand during the second quarter 2009.

Income Tax Expense

Income tax expense was $508 thousand and $690 thousand for the three month ended June 30, 2010 and 2009, respectively. Our effective tax rate for the second quarter of 2010 was 30.2%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities. Our effective tax rate was 27.3% for the three months ended June 30, 2009. The statutory tax rates for 2010 and 2009 were 35.0% and 34.0%, respectively.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Net Interest Income

Net interest income increased $10.5 million or 72.2% to approximately $25.0 million for the first six months of 2010, as compared to approximately $14.5 million for the same period in 2009. The $10.5 million increase in net interest income includes $3.6 million as a result of the net contribution from interest-earning assets and interest-earning liabilities derived from the Tower division acquired in the Merger, which was not included in the first three months of 2009 results of operations. Excluding the effect of the Merger, net interest income, net of corporate interest expense, increased by $6.9 million or 47.6% over the six months ended June 30, 2009. Net interest income as a percentage of net income plus non-interest income was 84.7% for the six months ended June 30, 2010, compared to 79.7% for the same period in 2009.

The following table provides a comparative average balance sheet and net interest income analysis for the six month period ended June 30, 2010 as compared to the same period in 2009. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a Federal tax rate of 35% for 2010 and 34% for 2009. All dollar amounts are in thousands.

	For the Six Months Ended June 30,
	2010			2009
	Average Balance (2)	Interest	Average Rate	Average Balance (2)	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$21,641	$74	0.69%	$31,634	$27	0.17%
Investment securities (1)	183,806	2,287	2.51%	34,108	556	3.29%
Loans	1,167,322	33,780	5.84%	804,203	23,540	5.90%

Total interest-earning assets	1,372,769	36,141	5.31%	869,945	24,123	5.59%

Other assets	156,799			75,188

Total assets	$1,529,568			$945,133

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$725,658	4,332	1.20%	$378,935	3,475	1.85%
Time deposits	426,857	4,821	2.28%	329,753	5,182	3.17%
Borrowings	85,603	1,952	4.60%	60,227	939	3.14%

Total interest-bearing liabilities	1,238,118	11,105	1.81%	768,915	9,596	2.52%

Noninterest-bearing transaction accounts	113,297			64,926
Other liabilities	13,492			32,430
Stockholders’ equity	164,661			78,862

Total liabilities and stockholders’ equity	$1,529,568			$945,133

Net interest spread			3.50%			3.08%
Net interest income and interest rate margin FTE		$25,036	3.68%		$14,527	3.37%

Tax equivalent adjustment		(84)			(40)

Net interest income		$24,952			$14,487

Ratio of average interest-earning assets to average interest-bearing liabilities	110.9%			113.1%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2010 and 34% for 2009.
(2)	Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Six Months Ended
	June 30, 2010 vs. June 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold	$(59)	$106	$47
Investment securities	2,658	(927)	1,731
Loans	12,114	(1,874)	10,240

Total interest income	$14,713	$(2,695)	$12,018

Interest expense:
Interest-bearing non-maturity deposits	$7,761	$(6,903)	$857
Time deposits	5,878	(6,240)	(361)
Borrowings	483	530	1,013

Total interest expense	14,122	(12,613)	1,509

Net interest income	$591	$9,918	$10,509

Interest income increased approximately $12.0 million, or 49.8%. This increase was caused by approximately $502.8 million or 57.8% increase in the average balance of interest-earning assets, which resulted in approximately $14.7 million increase to interest income. This increase was partially offset by a 28 basis point reduction in average rates that resulted in a reduction of interest income of approximately $2.7 million.

Interest income on investment securities increased approximately $1.7 million, or 311.3%. The average balance of investments held by the Bank increased from $34.1 million at June 30, 2009 to $183.8 million at June 30, 2010, which resulted in an increase of approximately $2.7 million in interest income. The increase in the average balance of investment securities relates primarily to the addition of securities acquired through the Merger as well as additional investments purchased with excess liquidity. Since March 31, 2009, the Company purchased collateralized mortgage obligation securities, government agency step-up securities, and SBA pooled loan securitizations as well as other lower risk debt securities. These investments served as an initial way for management to deploy funds received through deposit growth and capital offerings into interest earning assets other than federal funds sold until the proceeds could be used to fund loan growth. This increase is offset by the reduction in the interest rates earned on securities as compared to prior year resulting in a reduction of 78 basis points on the average rate and a reduction of interest income of $927 thousand.

Average yields on loans decreased 6 basis points from 5.90% during the first six months of 2009 to 5.84% during the first six months of 2010. The Federal Reserve maintained the intended federal funds target rate between 0.08% and 0.25% during June, 30, 2010 and 2009. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Average yields during 2009 and 2010 have not decreased as severely compared to the interest rate environment as fixed rate loans, which represent approximately 24% of total loans held at June 30, 2010, and do not reprice when short-term rates declined. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 88% of our variable rate loans at June 30, 2010 contain interest rate floors. Any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $1.5 million, or 15.7% during the six months ended June 30, 2010 compared to the same period in 2009. This increase was caused by approximately $469.2 million or 61.0% increase in the average balance of interest-bearing liabilities, which resulted in approximately $14.1 million increase to interest expense. This increase was predominately offset by a 71 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $12.6 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts, time deposits, and borrowings.

In future periods, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, further migration of assets from federal funds to loans and investments, and the continued repricing of our interest-bearing deposit portfolio into lower rate products. Any significant changes such as movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future.

We manage our risk associated with changes in interest rates through the techniques described in this Report under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses is the expense necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of probable losses in the loan portfolio. Our provision for loan loss is based upon management’s continuous review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain risks associated with new loans, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009:

	Six months ended
	June 30,
	2010	2009
Balance at beginning of period	$9,695	$6,017
Provision for loan losses	3,350	3,016
Charge-offs
Commercial	(1,150)	(944)
Consumer	(147)	(147)
Residential mortgage	(200)	—

Total Charge-offs	(1,497)	(1,091)

Recoveries
Commercial	71	24
Consumer	—	—
Residential mortgage	—	—

Total Recoveries	71	24

Net charge-offs	(1,426)	(1,067)

Balance at end of period	$11,619	$7,966

We continue to operate in a challenging economic environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan loss in accordance with our assessment process, which took into consideration the growth of our loan portfolio, the status of the current economic environment and the results of management’s risk assessment process over loans. The provision for loan losses for the six months ended June 30, 2010 totaled $3.4 million, a increase of approximately $334 thousand compared to the same period in 2009. The gross loan charge-offs that were applied to the allowance for loan loss during the six months ended June 30, 2010 consisted of 15 commercial loans, 2 consumer loans and one mortgage loan totaling $1.5 million. Net allowance for loan loss charge-offs were 0.25% of average loans for the first six months of 2010 on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.95% at June 30, 2010, compared to 0.85% at December 31, 2009.

The following table presents changes in the credit quality adjustment on loans purchased for the six months ended June 30, 2010 and 2009:

	Six months ended
	June 30,
	2010	2009
Balance at beginning of period	$2,942	$—
Credit Fair Value Adjustment Mark	—	4,044
Amortization	(400)	(271)
Charge-offs
Commercial	(486)	—
Consumer	(179)	(81)
Residential mortgage	(263)	(53)

Total Charge-offs	(928)	(134)

Recoveries
Commercial	18	—
Consumer	41	—
Residential mortgage	3	—

Total Recoveries	62	—

Net charge-offs	(866)	(134)

Balance at end of period	$1,676	$3,639

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the six months ended June 30, 2010 consisted of 9 commercial loans, 30 consumer loans, and 5 residential mortgage totaling $928 thousand. Net credit mark charge-offs were 0.15% of average loans for the first six months of 2010 on an annualized basis.

The total gross loan charge-offs during the six months ended June 30, 2010 consisted of 62 loans totaling $2.4 million. Net total charge-offs were 0.40% of average loans for the first six months of 2010 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan losses, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.09% at June 30, 2010, compared to 1.11% at December 31, 2009. See an explanation of this Non-GAAP measure later in this filing within Management’s discussion and analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at June 30, 2010. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at June 30, 2010. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

Non-interest income was approximately $4.5 million and $3.7 million for the six months ended June 30, 2010 and 2010, respectively.

The following table presents the components of non-interest income:

	June 30, 2010	June 30, 2009	Increase (Decrease)
			$	%
Service charges on deposit accounts	$1,545	$881	$664	75.4%
Other service charges, commissions and fees	1,208	896	312	34.8%
Gain on sale of mortgage loans originated for sale	594	848	(254)	(30.0)%
Gain on sale of other interest earning assets	(5)	311	(316)	(101.6)%
Income from bank owned life insurance	791	442	349	79.0%
Other income	363	316	47	14.9%

Total non-interest income	$4,496	$3,694	$802	21.7%

The $802 thousand or 21.7% increase in total non-interest income is mostly attributable to increases in service charges on deposit accounts, other service charges and fees, and income recognized on the cash surrender value of bank owned life insurance, which increased $664 thousand, $312 thousand, and $349 thousand, respectively. As a result of the Merger, service charges on deposit accounts directly related to the Tower Bank division’s branches contributed $519 thousand to the overall change in service charges on deposit accounts. The majority of the increase in the other service charges and fees relates to debit card fees which grew by $322 thousand for the first six months of 2010 when compared to the same period in 2009. Income from bank owned life insurance increased as a result of appreciation in the cash surrender value of life insurance contracts acquired through the Merger and purchased during the second quarter 2010, as that income would not have been present in the results of operations for the same period of 2009.

Non-Interest Expense

Non-interest expense was approximately $21.6 million and $15.5 million for the six months ended June 30, 2010 and 2009, respectively. Excluding the effects of merger expenses and a $920 thousand impairment charge taken on land held for investment, non-interest expense for the six months ending June 30, 2010 would have totaled approximately $20.5 million, up approximately $6.5 million or 46.2% from $14.0 million for the same period 2009. The $6.5 million increase is mostly attributable to increases in salary and employee benefits, occupancy and equipment, advertising and promotion, data processing, and other operating expenses.

The following table presents the components of non-interest expenses:

	June 30, 2010	June 30, 2009	Increase (Decrease)
			$	%
Salaries and employee benefits	$10,442	$7,286	$3,156	43.3%
Occupancy and equipment	3,431	2,202	1,229	55.8%
Amortization of intangible assets	336	177	159	89.8%
FDIC insurance premiums	936	911	25	2.7%
Advertising and promotion	509	218	291	133.5%
Data processing	1,154	787	367	46.6%
Professional service fees	812	538	274	50.9%
Impairment on fixed assets	920	—	920	n/a
Other operating expenses	2,917	1,924	993	51.6%
Merger related expenses	187	1,412	(1,225)	(86.8)%

Total non-interest expenses	$21,644	$15,455	$6,189	40.0%

Salary and employee benefits increased $3.2 million or 43.3%. Salaries increased by $2.3 million while employee benefits increased by $882 thousand. Salaries and employee benefits directly related to the Tower Bank Division branches acquired in the Merger contributed approximately $1.1 million to the increase in salary and benefit expenses for the first six months of 2010. Additionally, we continued to add additional personnel to our operations, finance, credit, and lending departments to support our balance sheet growth and in preparation for the pending acquisition of First Chester. The Company incurred approximately $486 thousand in salary and benefit costs during the first six months of 2010 as a result of advanced hires in preparation for the First Chester acquisition and $325 thousand related to the adoption of a deferred compensation plan for certain executive officers during the second quarter of 2010. These increases were partially offset by a reduction in the bank performance incentive bonus accrual compared to second quarter of 2009 based on the level of achievement of the relative performance metrics within the bonus plan. We also incurred general merit increases for all eligible employees between June 30, 2009 and June 30, 2010.

Occupancy and equipment expense increased $1.2 million or 55.8%. The increase was partially related to the additional expense attributable to the Tower Bank division’s branches which contributed $579 thousand to occupancy and equipment expense. The remaining building and equipment expense increase related to the addition of four branch offices during 2009 and the first six months of 2010 and the lease of the corporate center office space during the third quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At June 30, 2010, we had approximately $978.2 million in FDIC-insured deposits. During the second quarter of 2009, the FDIC imposed a special assessment on all FDIC-insured banks based in the total assets and Tier I capital as of June 30, 2009. At June 30, 2009, the Company recorded an estimated expense for the special assessment of $580 thousand. No special assessment fees were recognized during the first six months of 2010.

Advertising and promotion expenses increased $291 thousand or 133.5%. The increase in advertising and promotions relates to the Company’s increased advertising costs due to branch openings since prior year, the Company’s promotion of new loan and deposit products, and increases in costs to maintain our checking account rewards program. Professional service expenses increased $274 thousand or 50.9% and data processing expense increased $367 thousand or 46.6%. These increases are directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank, between June 30, 2009 and June 30, 2010.

The impairment of fixed asset expense relates to undeveloped land that was acquired as part of the Merger. The impairment charge was based on a significant drop in the fair value of the land between the time of the Merger, March 31, 2009 and June 30, 2010.

Other operating expenses increased $993 thousand or 51.6%. The portion of the increase that can be attributed directly to the Tower Bank branches equaled $113 thousand for the six months ended June 30, 2010. The remaining increase was primarily due to increases in share taxes, credit report and appraisal fees, supplies, and telephone and postage expense of $305 thousand, $110 thousand, $193 thousand, and $142 thousand, respectively, offset by decline in other expenses related to the early retirement of debt of $119 thousand during the second quarter 2009.

Income Tax Expense

Income tax expense was $1.3 million for the six months ended June 30, 2010. For the six month ended June 30, 2009, the income tax benefit was $243 thousand. Our effective tax rate for the six months ended June 30, 2010 was 30.8%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividend deductions for dividends paid on ESOP shares and earnings from tax-exempt securities. Our effective tax rate was 83.8% for the six months ended June 30, 2009. The statutory tax rates for 2010 and 2009 were 35.0% and 34.0%, respectively.

Financial Condition

Total Assets

Total assets increased by $117.5 million, or 8.0%, from December 31, 2009 to June 30, 2010. The increase is primarily due to the increase in cash and cash equivalents of $20.8 million and net loans of $76.1 million. The increase to cash and cash equivalents is directly related to cash received as a result of deposit growth, net income adjusted for non-cash income and expenses, the proceeds from the sale of mortgage loans held for sale, and proceeds from the issuance of debt all of which were partially offset by cash distributed to fund loan growth, purchases of investment securities, repayment of borrowings, purchases of fixed assets and bank owned life insurance and payment of dividends.

Loans, net

Our gross loan balance grew by $78.0 million, or 6.8%, to $1.22 billion as of June 30, 2010. During the first six months of 2010, new loan originations totaled $138.7 million. These new loans were offset by a net decrease in existing loan balances of $60.7 million. The net decrease in existing loan balances during the first six months included the net decrease of approximately $7.0 million of mortgages previously held in the Company’s loan portfolio. Management believes that there continues to be opportunities to bring quality existing credits into our bank from our competitors, coupled with demand for commercial and consumer loans to credit qualified businesses and individuals within the Company’s market areas, which management anticipates will result in additional loan growth during the second half of 2010.

See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at June 30, 2010 and the changes from December 31, 2009:

	June 30, 2010	December 31, 2009	Increase/(Decrease)
			$	%
Commercial	$936,916	$861,673	$75,243	8.7%
Consumer & other	95,023	85,510	9,513	11.1%
Residential mortgage	184,474	191,277	(6,803)	(3.6)%

Total Loans	1,216,413	1,138,460	77,953	6.8%
Deferred costs (fees)	(78)	(189)	111	(58.7)%
Allowance for loan losses	(11,619)	(9,695)	(1,924)	19.8%

Net Loans	$1,204,716	$1,128,576	$76,140	6.7%

The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 77.0% and 75.7% of total loans at June 30, 2010 and December 31, 2009, respectively. In addition, we have $107.4 million in loan participations without recourse sold to unaffiliated banks through June 30, 2010, where we maintain the servicing rights with these relationships. Currently, the bank is participating in 33 loans purchased from unaffiliated banks. The total outstanding balance of these loans is $65.9 million. These participations include 16 loans purchased from First National Bank of Chester County at 98.5% of par. The net purchase price of these loans was $51.7 million. The borrowers on all these loans are in-market customers and the Company has not experienced any losses due to nonperformance. During the first six months of 2010, one of these purchased loans was fully paid off. Currently, the carrying balance of the remaining purchased loans from First National Bank of Chester County is $49.4 million.

Additionally, we have not participated in any shared national credit programs and we do not have any shared national credits in our loan portfolio. We expect continued loan growth during the remainder of 2010, as we focus on serving the credit needs of our market areas, while exercising prudent underwriting standards considering the economic uncertainties that are expected to continue.

While loan demand in our markets has been suppressed by the current economic conditions, management expects to see loan growth comparable to historic rates as we continue to gain market share from our local competitors.

The following is a summary of our lending activities based on our current loan portfolio:

Lending Activities

Our principal lending activity has been the origination of business and commercial real estate loans, commercial and industrial loans, and personal consumer loans to customers located within our primary market areas. We generally release the servicing rights on residential mortgage loans that we sell which results in additional gains on sale. We also originate and retain in our lending portfolio various types of home equity and consumer loan products.

Commercial Lending

Our commercial loan portfolio includes business term loans and lines of credit issued to small and medium size companies in our market areas, some of which are secured in part by additional owner occupied real estate. Additionally, we make secured and unsecured commercial loans and extend lines of credit for the purpose of financing equipment purchases, inventory, business expansion, working capital, and other general business purposes. The terms of these loans generally range from less than 1 year to 7 years with a maximum term to not exceed 10 years, carrying a fixed interest rate or a variable interest rate indexed to LIBOR or our prime rate. It is our standard practice to issue lines of credit due on demand, accruing interest at a variable interest rate indexed to either LIBOR or our prime rate.

We originate commercial real estate loans secured predominantly by first liens on apartment complexes, office buildings, lodging facilities and industrial and warehouse properties. The maximum term that we offer for commercial real estate loans is generally not more than 10 years, with a payment schedule based on not more than a 25-year amortization schedule and a maximum loan-to-value of 80%. Our current policy with regard to these loans is to minimize our risk by emphasizing diversification of these property types.

Additionally, we offer construction and land development financing secured by the corresponding real estate and other collateral as necessary to meet our underwriting standards. Terms for construction and land development financing vary based on the depth of the project usually requiring a maximum loan-to-value ratio of 65% to 80% and a term typically ranging from twelve to thirty-six months. The construction/development loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. We use these items as an additional basis to determine the appraised value of the subject property. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction and subsequent pro-forma lease-up.

Underwriting considerations for all types of commercial lending include, but are not limited to, the borrower’s debt service capacity, an evaluation of the collateral and the strength and capacity of guarantors. Additional considerations for construction and land development financing include, without limitation, market analysis, environmental evaluations and pre-sale activities.

Residential Real Estate Lending

The majority of the residential mortgage loans on our balance sheet have been acquired through the merger of Tower Bancorp, Inc. and Graystone Financial Corp. We originate mortgage loans through our subsidiary, Graystone Mortgage, LLC, to enable our customers to finance residential real estate, both owner occupied and non-owner occupied, in our primary market areas. We generally offer traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly payment options, that have maturities up to 30 years, and maximum loan amounts generally up to $750 thousand.

We generally sell newly originated conventional 15 to 30 year fixed-rate loans as well as FHA and VA loans in the secondary market to wholesale lenders, receiving a servicing released premium as a result. Our LTV requirements for residential real estate loans vary depending on the secondary market investor. Loans with LTVs in excess of 80% are required to carry private mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.

Home Equity Lending

We offer fixed-rate, fixed-term, monthly home equity loans, and prime-based home equity lines of credit (“HELOCs”) in our market areas. We offer both fixed-rate and floating-rate home equity products in amounts up to 85% of the appraised value of the property (including the first mortgage) with a maximum loan amount generally up to $1 million. We offer monthly fixed-rate home equity loans and HELOCs with repayment terms generally up to 15 years. The minimum line of credit is $10 thousand and the maximum generally up to $1 million with exceptions as approved.

Consumer Loans

We offer a variety of fixed-rate installment and variable rate line-of-credit consumer loans, including direct automobile loans as well as personal secured and unsecured loans. Terms of these loans range from 6 months to 72 months and generally do not exceed $50 thousand with exceptions as approved. Secured loans are collateralized by vehicles, savings accounts, or certificates of deposit.

Loan Portfolio Performance

The table below sets forth, for the periods indicated, information with respect to our non-accrual loans, accruing loans greater than 90 days past due, total nonperforming loans, other real estate owned, total nonperforming assets, and selected asset quality ratios.

	June 31,	December 31,
	2010	2009
	(dollars in thousands)
Total loans outstanding, net of unearned income	$1,231,060	$1,146,305
Daily average balance of loans	1,167,322	909,476

Non-accrual loans	$10,038	$4,718
Accruing loans greater than 90 days past due	2,388	2,106

Total non-performing loans	12,426	6,824

Other real estate owned	799	927

Total non-performing assets	13,225	7,751

Allowance for Loan Losses	11,619	9,695
Credit fair value adjustment on loans purchased	1,676	2,942

Adjusted (Non-GAAP) allowance for loan losses	$13,295	$12,637

Non-accrual loans to total loans(1)	0.82%	0.41%
Non-performing assets to total assets	0.83%	0.53%
Non-performing loans to total loans(1)	1.01%	0.60%
Allowance for loan losses to total loans(1)	0.95%	0.85%
Impact of Non-GAAP measure	0.14%	0.26%
Adjusted (Non-GAAP) allowance for loan losses to total loans(1)	1.09%	1.11%

Allowance for loan losses to non-performing loans	93.51%	142.07%
Impact of Non-GAAP measure	13.48%	43.11%
Adjusted (Non-GAAP) allowance for loan losses to non-performing loans	106.99%	185.18%

(1)	Total loans balance excludes purchased impaired loans accounted for under SOP 03-3 acquired as part of the merger between Tower Bancorp Inc. and Graystone Financial Corp. The total balance of these loans is $6,339 as of June 30, 2010, $6,200 as of December 31, 2009.

GAAP requires that expected credit losses associated with loans obtained in an acquisition be reflected at fair value as of each respective acquisition date and prohibits the carryover of the acquired entity’s allowance for loan losses. Accordingly, the Company’s management believes that presentation of the adjusted (Non-GAAP) allowance for loan losses, consisting of the allowance for loan losses plus the credit fair value adjustment on loans purchased in merger transactions, is useful for investors to understand the complete allowance that is recorded as a representation of future expected losses over the Company’s loan portfolio. These Non-GAAP disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to Non-GAAP measures presented by other companies. Reconciliations of these measures are in the table above.

The accounting estimates for loan losses are subject to changing economic conditions. At June 30, 2010, the non-accrual loans totaled $10.0 million compared to $4.7 million at December 31, 2009. Of the $10.0 million of total non-accrual loans at June 30, 2010, $8.4 million or 83.8% related to commercial loans, $170 thousand or 1.7% to consumer loans and $1.5 million or 14.5% to residential mortgage loans. When analyzing the non-accrual loans on an individual basis, the increase was primarily due to one commercial relationship filing for Chapter 11 bankruptcy protection during the first quarter of 2010. The total principal amount outstanding to this borrower is $5.0 million as of June 30, 2010. The borrower is an in-market financing company that provides interim construction financing, secured by mortgages, for residential manufactured, modular, and site-built homes, which projects are located both within and outside of our primary market area. Our loan was to be secured by the assignment of loans and mortgages securing the loans extended by the borrower to third parties. Although we previously had reason to believe that our security interest in the collateral was perfected, the borrower has identified our interest as an unsecured non-priority claim on the basis that it was not properly perfected. The borrower’s obligations to us are also secured by guarantees given by its two principals. Prior to the bankruptcy filing during the first quarter of 2010, the loan was performing. At March 31, 2010, the loan was 30 days past due and was placed on non-accrual status. We are currently in workout negotiations with the borrower and numerous similarly-situated lenders which, if successful, would result in the borrower emerging from bankruptcy protection and fully secure its outstanding obligations to us. Management has included this credit in our specific reserve analysis as described in the paragraph below and, based upon management’s evaluation of the status of the bankruptcy proceedings and workout negotiations, as well as the support of the guarantors, believes this specific reserve recorded is adequate based on current available information.

As of June 30, 2010, we had total impaired loans of $14.4 million. Included in impaired loans are loans on which management has stopped accruing interest in accordance with our loan accounting policy and impaired loans purchased as a result of the Merger. Management discontinues the accrual of interest on a loan when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. The impaired loan balance includes $4.4 million of impaired loans acquired as part of the Merger, which were recorded at their individual fair values at the time of the Merger as determined based on management’s estimate of future cash flows. For the remaining impaired loans, management performed an evaluation of the anticipated cash flow from the sale of collateral to determine that the value of the collateral exceeded the carrying amount of the loan . Based on these evaluations, management has determined that a reserve of $500 thousand is required against the impaired loans at June 30, 2010.

Management has performed a detailed review of the non-performing loans and of their related collateral and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. It is our policy that non-performing loans will remained classified as non-performing until such time that the loan becomes current on all principal and interest payments and remains current for a period of six months. For loans where the original terms have been modified, we would not consider the modified loan to be performing until the borrower demonstrates their performance under the modified terms for a period of at least six months.

During 2009 and the first six months of 2010, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of real estate values as a result of an economic downturn. In addition, the prolonged economic downturn present throughout 2009 and continuing into 2010 has resulted in increased delinquencies in our loan portfolio. Through our loan approval process and diligent loan monitoring, we have experienced a relatively low percentage of non-performing loans when compared to the total amount of loans.

Other real estate owned consists of seven properties totaling $799 thousand at June 30, 2010. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Securities Available for Sale

The following table presents the amortized cost and fair value of investment securities for the June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Equity securities	$356	$358	$1,156	$1,132
U.S Government sponsored agency securities	62,632	62,842	56,437	56,384
U.S. Government sponsored agency mortgage backed securities	6,570	6,584	9,109	9,116
Collateralized mortgage obligations	84,960	86,122	93,058	92,485
Municipal bonds	11,134	11,239	7,093	7,188
Municipal bonds – taxable	12,871	13,581	12,917	12,910
SBA Pool Loan Investments	10,149	10,169	10,710	10,638

	$188,672	$190,895	$190,480	$189,853

At June 30, 2010, total available for sale securities were $190.9 million, an increase of $1.0 million from total available for sale securities of $189.9 million at December 31, 2009. During the first six months of 2010, the Bank purchased $66.5 million in securities, offset by the net sales and maturities of $69.0 million. Since March 31, 2009, we have purchased debt securities and sold various debt and equity securities to realign the holdings within the investment portfolio to our overall investment strategy.

Bank-owned Life Insurance

At June 30, 2010, the total cash surrender value of the bank-owned life insurance (“BOLI”) was $37.3 million. The Company purchased $12.0 million of BOLI during the second quarter of 2010. The BOLI was purchased as a means to offset a portion of current and future employee benefit costs. The Bank’s deposits and proceeds from the sale of investment securities were used to fund the BOLI. Earnings from the BOLI are recognized as other income and are treated as tax-free earnings. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage to the Company.

Deposits

Total deposits at June 30, 2010 were $1.32 billion, an increase of $105.9 million from total deposits of $1.22 billion at December 31, 2009.

The table below displays the increases in deposits by type at June 30, 2010 as compared to December 31, 2009.

	June 30, 2010		December 31, 2009		Increase/Decrease
	Amount	%	Amount	%	Amount	%
Noninterest-bearing transaction accounts	$120,206	9.1%	$119,116	9.8%	$1,090	0.9%
Interest checking accounts	119,059	9.0%	110,356	9.0%	8,703	7.9%
Money market accounts	591,256	44.7%	477,292	39.2%	113,964	23.9%
Savings accounts	78,904	6.0%	87,117	7.2%	(8,213)	(9.4)%
Time deposits of $100,000 or greater	135,337	10.2%	130,938	10.8%	4,399	3.4%
Time deposits, other	277,580	21.0%	291,650	24.0%	(14,070)	(4.8)%

Total deposits	$1,322,342	100.0%	$1,216,469	100.0%	$105,873	8.7%

The Company continues to manage the size, mix, and cost of the deposit portfolio with the goal of lowering current deposit costs and positioning the cost of the portfolio in the future. In-market non-maturity deposits have increased by $73.5 million between December 31, 2009 and June 30, 2010. In-market time deposits decreased $14.7 million between December 31, 2009 and June 30, 2010. The Company realized a decrease of 16 basis points in the three-month weighted average rate of in-market deposits between December 31, 2009 and June 30, 2010.

The Company has used various brokered deposit products as tools to manage deposit costs, interest rate risk, and the mix of deposits. The money market accounts include $65.1 million and $23.1 million of brokered money market deposits at June 30, 2010 and December 31, 2009, respectively. The brokered money market products are indexed to the one-month LIBOR and provide an effective funding source for LIBOR-indexed lending. The time deposits include $61.9 million and $38.0 million of brokered certificates of deposit at June 30, 2010 and December 31, 2009, respectively. The total brokered time deposits include reciprocal brokered time deposits of $33.9 million and $15.0 million at June 30, 2010 and December 31, 2009, respectively. Overall, total brokered deposits increased to $127.0 million or approximately 9.6 % of our total deposits at June 30, 2010 as compared to $61.1 million or 5.0% of total deposits at December 31, 2009. Total brokered deposits, exclusive of reciprocal deposits, represented 7.0% and 3.8% of total deposits, respectively at June 30, 2010 and December 31, 2009. Though brokered deposits exclusive of reciprocal deposits are currently less than 10.0% of total deposit, any significant unforeseen changes to the deposit portfolio could cause the brokered deposits to exceed 10.0%, exposing the Company to additional FDIC assessment fees. Management monitors the deposit and brokered deposit balances to ensure the brokered deposits do not exceed 10.0%.

Money market deposits at June 30, 2010 increased by $114.0 million or 23.9% from December 31, 2009 as a result of an increase in in-market growth of $72.0 million and brokered money market deposits of $42.0 million. Time deposit balances at June 30, 2010 decreased by $9.7 million or 2.3% from December 31, 2010. This net decrease reflected a decrease of $14.7 million of in-market time deposits and an increase of $5.0 million of out-of-market brokered deposits. The Company realized a decrease of 22 basis points in the three-month weighted average rate of time deposits between December 31, 2009 and June 30, 2010. Time deposits represent 31.2% of total deposits at June 30, 2010 compared to 34.8% of total deposits at December 31, 2009.

During the second quarter of 2010, the Company reduced the interest rate paid on certain savings products to better align the pricing strategies of non-maturity deposit products. As a result of the pricing changes, a portion of the balances in the savings product shifted to the money market products.

The average balances and weighted average rates paid on deposits for the first six months of 2010 and 2009 are presented in the table below:

	June 30, 2010		June 30, 2009		Increase/(Decrease) in average balance
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Noninterest-bearing transaction accounts	$113,297	N/A	$64,926	N/A	$48,371	74.5%
Interest checking accounts	114,164	0.44%	32,486	0.93%	81,678	251.4%
Money market accounts	523,431	1.47%	271,103	1.88%	252,328	93.1%
Savings accounts	88,063	0.59%	75,346	2.07%	12,717	16.9%
Time deposits	426,857	2.28%	329,753	3.17%	97,104	29.4%

Total	$1,265,812	1.46%	$773,614	2.25%	$492,198	63.6%

As reflected above, we have decreased the average rate on our total deposits by 79 basis points between the first six months of 2010 and the first six months of 2009. Although we operate in a very competitive environment for deposits, we have been able to grow our deposits from an average of $773.6 million to $1.27 billion between the six months ended June 30, 2009 and the six months ended June 30, 2010 as a result of acquisition-related growth and organic growth.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings increased by $5.0 million to $10.3 million at June 30, 2010 from $5.3 million at December 31, 2009. The increase in short-term borrowings was due to the reclassification of FHLB advances of $5.0 million from long-term debt to short-term borrowing due to maturity becoming less than one year. At December 31, 2009 and June 30, 2010, short-term borrowings consisted of advances from the Federal Home Loan Bank of Pittsburgh and current obligations under capital leases. Advances from the Federal Home Loan Bank of Pittsburgh totaled $10.3 million and $5.3 million as of June 30, 2010 and December 31, 2009, respectively. The current obligation under capital leases was $35 thousand and $42 thousand as of June 30, 2010 and December 31, 2009, respectively.

Long-term debt increased by $6.8 million to $72.5 million at June 30, 2010 compared to $65.7 million at December 31, 2009. The increase in long-term debt was caused by the issuance of $12.0 million in subordinated debt during February of 2010 bearing interest at a 9.0% annual interest rate with a term of 65 months offset about the reclassification of FHLB Advances to short-term borrowings. At June 30, 2010, long-term debt consisted of $48.8 million in advances from the FHLB that had a maturity of greater than one year, $21.0 million of subordinated debt and $2.7 million in obligations under capital leases. The total average rate incurred on borrowings and securities sold under agreement to repurchase during the first six months of 2010 was 4.60% compared to an average rate of 3.14% during the first six months of 2009.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity increased $1.5 million or 0.89%, from $163.9 million at December 31, 2009 to $165.3 million at June 30, 2010. The increase of $1.5 million was due to equity proceeds received from the Dividend Reinvestment and Stock Purchase Plans and an increase in accumulated other comprehensive income offset by the increase in accumulated deficit. The increase in accumulated comprehensive income is attributed to the unrealized gains on available for sale securities of $1.9 million, net of tax. The change in accumulated deficit is due to dividends declared of $4.0 million to our shareholders offset by net income of $3.1 million.

The Company is subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2010, the Company and the Bank met the minimum requirements. In addition, capital ratios of the Company and the Bank exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

On June 12, 2009, the Company issued, to private investors, $9.0 million of subordinated notes bearing an annual interest rate of 9.00%. On February 5, 2010, the Company issued an additional $12.0 million in subordinated notes bearing annual interest of 9.00%. Each note may be redeemed at the Company’s discretion and contains a maturity date of July 1, 2014 for notes issued in June 2009 and July 1, 2015 for notes issued in February 2010. The Company has contributed $17.0 million of the net proceeds of $21.0 million from the sale of the notes to Graystone Tower Bank, the Company’s wholly-owned subsidiary, as Tier 1 capital to support the Bank’s continued growth, including ongoing lending activities in its local markets. The notes are intended to qualify as Tier 2 capital at Tower Bancorp, Inc, for regulatory purposes, to the extent permitted. In accordance with applicable regulatory treatment one-fifth of the original principal amount of the notes will be excluded each year from Tier 2 capital during the last five years prior to maturity.

The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

Graystone Tower Bank	June 30, 2010	December 31, 2009	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	14.11%	14.43%	8.00%
Tier I Capital (to Risk Weighted Assets)	13.17%	13.58%	4.00%
Tier I Capital (to Average Assets)	10.63%	11.13%	4.00%

Tower Bancorp, Inc.	June 30, 2010	December 31, 2009	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	14.49%	14.53%	8.00%
Tier I Capital (to Risk Weighted Assets)	12.00%	13.05%	4.00%
Tier I Capital (to Average Assets)	9.69%	10.70%	4.00%

Management believes, as of June 30, 2010, that the Company and the Bank met all capital adequacy requirements to which it is subject.

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the Merger, $24.4 million of accumulated earnings related to the pre-merger retained earnings of the Company, were transferred and reclassified into additional paid-in capital. Based on the approval from the Pennsylvania Department of Banking, this amount is available for cash dividends and may be declared and paid in future periods. The remaining balance of retained earnings available for payment of dividends equals $24.3 million at June 30, 2010. During the first six months of 2010, the Company declared a dividend of $0.56 per share which totaled $4.0 million.

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide our shareholders with the opportunity to use cash dividends, as well as optional cash payments up to $50,000 per quarter, to purchase additional shares of Company common stock. The Company has reserved 1,000,000 shares of common stock, no par value, for issuance under the Plan. At the discretion of the Company, shares may be purchased under the Plan directly from the Company or in open market purchases from others by the plan agent. The purchase price for shares purchased from the Company with reinvested dividends is 95% of the fair market value of the Company’s common stock on the investment date. The purchase price for shares purchased with voluntary cash payments or any open market purchases is 100% of the fair market value of the Company’s common stock on the investment date. During the first six months of 2010, approximately $353 thousand in capital has been raised under the Plan. As of June 30, 2010, the Plan has raised approximately $757 thousand since plan inception.

Also during the second quarter of 2009, the Company’s Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide our employees with the opportunity to purchase shares of Company common stock directly from the Company. The purchase price for shares purchased under the Employee Plan is 95% of the fair market value of the Company’s common stock on the purchase date. During the first six months of 2010, approximately $56 thousand in capital has been raised under the Employee Plan. As of June 30, 2010, the Employee Plan has raised approximately $121 thousand since plan inception.

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

As of June 30, 2010, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $544.9 million of which $59.3 million was used in the form of borrowings. Accordingly, we had unused borrowing capacity of $485.6 million at the FHLB. Based on the FHLB capital stock owned by the Bank as of June 30, 2010 and the capital stock requirements of the FHLB that became effective July 1, 2010, we can access approximately $20.0 million of funding without the need to purchase additional FHLB stock. As of June 30, 2010, we had federal funds lines availability at three correspondent banks totaling $27.5 million. There were no funds drawn upon these facilities as of June 30, 2010.

We participate in obtaining wholesale funding sources in addition to core demand deposits as described above. As of June 30, 2010 and December 31, 2009, total brokered deposits, excluding CDARS, represented 7.0% and 3.8%, respectively, of total deposits. Brokered deposits, exclusive of CDARS, are generally comprised of money market accounts that are indexed to one-month LIBOR and time deposits. We have issued brokered time deposits, exclusive of CDARS, in maturities beyond four years as a means of extending the composite maturity structure of the time deposit portfolio.

At June 30, 2010, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $208.1 million or 15.7% of total deposits. This compares to $204.3 million, or 16.8%, of total deposits, at December 31, 2009.

Management is of the opinion that its liquidity position at June 30, 2010, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

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

The interest rate characteristics and interest repricing characteristics of the loan portfolio at June 30, 2010 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristic	Percentage of Portfolio
Fixed-rate loans	24.3%
Adjustable-rate loans	42.5%
Variable-rate loans	33.2%

Total	100.0%

Repricing Structure	Percentage of Portfolio
One month or less	39.0%
Two to six months	5.6%
Six to twelve months	7.7%
One to two years	5.6%
Two to three years	8.3%
Three to five years	14.6%
Greater than five years	19.2%

100.0%

As of June 30, 2010, the loan portfolio contained $516.9 million of loans in the variable-rate interest mode. Of these loans, 88.1% had interest rate floors. The majority of these loans are indexed to prime, 1-Month LIBOR, and 3-Month LIBOR (i.e. the index plus a spread). While the interest rate floors provide the Company with interest rate protection given that the prime rate and LIBOR rates, plus the applicable spread, are substantially below these floors, these loans will not generate incremental income in an upward rising environment until the floors have been surpassed. The compression on net interest margin related to these relationships will be influenced by a number of variables including, but not limited to, the volatility of the respective indices, the speed at which rates rise, and the interest rate sensitivity of deposit costs. To date, we have elected to manage this risk without the use of separate derivative contracts.

As of June 30, 2010, the loan portfolio contained $174.9 million of loans that are indexed to the one-year Treasury rate. Approximately $94.0 million of these loans are scheduled to reprice over the next twelve months. The loans that will reprice over the next twelve months have a current weighted average interest rate of approximately 4.37%. In the current rate environment, these loans will reprice to new rates that are below the current contractual rates thereby putting pressure on net interest margin. In the event that the one-year Treasury rate rises, the loss of interest income from repricing will be lessened. We have been actively encouraging customers to refinance these loans into fixed-rate loans through our mortgage company subsidiary as a means of locking in historically low interest rates. Since December 31, 2009, the mortgage loan portfolio that is indexed to the one-year Treasury rate has been reduced by $12.1 million. We expect to continue this strategy and other initiatives to manage this interest rate risk. Furthermore, we expect that newly originated mortgage loan volume will principally be underwritten and sold into the secondary market through our mortgage subsidiary. To date, we have elected to manage this risk without the use of separate derivative contracts.

As of June 30, 2010, we reported deposit liabilities of approximately $1.32 billion and securities sold under agreements to repurchase of approximately $5.1 million. Comparatively, we reported deposit liabilities of approximately $1.22 billion and securities sold under repurchase agreements of approximately $6.9 million at December 31, 2009.

The maturity structure of the time deposit portfolio as of June 30, 2010, is summarized below.

Certificates of Deposit Maturity Structure	Dollars (millions)	Percentage
One months or less	$17.2	4.2%
Over one month through one year	144.7	35.0%
Over one year through two years	48.6	11.8%
Over two years	202.4	49.0%

Total	$412.9	100.0%

As noted above, approximately $161.9 million of time deposits will mature over the next year. Given existing market conditions, we expect to retain a significant portion of the maturing time deposit portfolio in the form of new time deposits or money market accounts at interest rates that are generally comparable to the current rates of the time deposits maturing over the next year except for that portion of the time deposit portfolio that we target for longer maturities. During the second quarter of 2010, we increased the dollar amount of time deposits maturing beyond two years by $5.9 million, as we seek to extend the maturity structure of the time deposit portfolio considering the current low interest rate environment. Approximately $5 million of this growth was attributed to out-of-market brokered deposits. We are actively seeking to extend the weighted average life of the time deposit portfolio which may result in renewing a portion of the time deposit portfolio at rates that are higher than the rates of time deposits maturing over the next year.

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

We use the following methodology in computing repricing gap. This methodology is noteworthy given the current interest rate environment. First, we classify variable-rate loans with current interest rates below loan floors as rate sensitive assets. As of June 30, 2010, we have $455.3 million of loans that are currently in the variable rate mode with interest rates indexed to the prime rate, the one-month LIBOR, and the three-month that are subject to contractual floors. The majority of these loans have current interest rates determined by the contractual floors. To the extent that these loans will not reprice until the floor have been pierced (approximately 175 basis points), these loans are technically not rate sensitive. However, for purposes of computing repricing gap, we have treated these loans as rate-sensitive to capture their behavior in more traditional interest rate environments. Second, we have classified all interest-bearing non-maturity deposits as repricing immediately. We believe that this methodology is more conservative in comparison to other methodologies that assume non-maturity deposits reprice across time. We recognize that this methodology has the potential to highlight the inherent weaknesses of repricing gap analysis. For this reason, we emphasize the metrics of net interest income at risk and economic value of equity at risk when evaluating interest rate risk.

At June 30, 2010, our balance sheet was liability sensitive with a gap ratio of approximately 93.0%. The gap ratio is within policy guidelines. In large part, the liability sensitive position of the balance sheet is due to the increase in transaction, and money market in the deposit portfolio. This is an intentional strategy designed to strengthen on-balance sheet liquidity, acquire lower cost in-market deposits, and address consumer demand for FDIC-insured liquid deposits. Management believes the interest rate sensitivity of the Company’s non-maturity deposit portfolio is less than that of the general market. Accordingly, the lower level of interest rate sensitivity will partially mitigate the general effects of liability sensitivity. As of June 30, 2010, 93.0% of deposits were originated within markets we serve. The table below summarizes the repricing gap of the Company as of June 30, 2010.

Repricing Gap Report as of June 30, 2010 (in thousands)

	1 Month	1 to 3 Months	3 to 6 Months	6 -12 Months	12 to 24 Months	24 to 36 Months	36 to 60 Months	Greater than 60 Months / non-rate sensitive	Total
Assets
Cash, due from banks, and Federal funds sold	$14,303	—	—	—	—	—	—	57,124	$71,427
Securities available for sale	3,255	43,211	33,597	31,958	29,046	17,256	12,110	26,716	$197,149
Loans	484,649	61,483	91,640	134,977	141,560	123,050	139,056	43,026	$1,219,441
Other Assets	—	—	—	—	—	—	—	100,062	$100,062

Total Assets	$502,207	$104,694	$125,237	$166,935	$170,606	$140,306	$151,166	$226,928	$1,588,079

Liabilities
Non-interest bearing deposits	—	—	—	—	—	—	—	120,206	$120,206
Interest-bearing transaction and savings deposits	789,218	—	—	—	—	—	—	—	$789,218
Time deposits	17,196	38,625	38,808	67,114	48,552	50,271	152,352	—	$412,918
Total deposits	806,414	38,625	38,808	67,114	48,552	50,271	152,352	120,206	$1,322,342
Borrowings, including repurchase agreements	6,062	4,265	23	5,048	103	5,112	50,256	16,947	$87,816
Other Liabilities							—	12,578	$12,578

Total Liabilities	$812,476	$42,890	$38,831	$72,162	$48,655	$55,383	$202,608	$149,731	$1,422,736

Equity	—	—	—	—	—	—	—	165,343	165,343

Total Liabilities and Equity	$812,476	$42,890	$38,831	$72,162	$48,655	$55,383	$202,608	$315,074	$1,588,079

Repricing Assets	502,207	104,694	125,237	166,935	170,606	140,306	151,166	226,928	1,361,151
Repricing Liabilities	812,476	42,890	38,831	72,162	48,655	55,383	202,608	315,074	1,273,005
Period Repricing Gap	(310,269)	61,804	86,406	94,773	121,951	84,923	(51,442)	(88,146)	88,146
Period Repricing Gap Percentage	61.8%	244.1%	322.5%	231.3%	350.6%	253.3%	74.6%	72.0%	106.9%
Cumulative Repricing Gap Percentage	61.8%	71.0%	81.9%	93.0%	105.4%	113.0%	106.9%	140.0%	106.9%

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

The table below summarizes the Net Interest Income at Risk modeling results as of June 30, 2010.

	Actual	Policy
Net Interest Income: Up 100 Bps (%)	-1.55%	20.0%
Net Interest Income: Up 200 Bps (%)	-0.09%	20.0%
Net Interest Income: Up 300 Bps (%)	3.12%	20.0%
Net Interest Income: Up 400 Bps (%)	6.40%	20.0%

Net Interest Income: Down 100 Bps (%)	-0.30%	20.0%

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

The table below summarizes the Economic Value of Equity at Risk as of June 30, 2010.

	Actual	Policy
Economic Value of Equity: Up 100 Bps (%)	-2.50%	20.0%
Economic Value of Equity: Up 200 Bps (%)	-2.17%	20.0%
Economic Value of Equity: Up 300 Bps (%)	0.59%	20.0%
Economic Value of Equity: Up 400 Bps (%)	4.38%	N/A

Economic Value of Equity: Down 100 Bps (%)	6.31%	20.0%

Market Price Risk

As of June 30, 2010, our investment portfolio had a market value of approximately $197.1 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we have a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $358 thousand. At the bank level, the Bank has a portfolio with a market value of approximately $196.8 million comprised of debt securities summarized below and certain restricted investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2009, we had an investment portfolio with a market value of approximately $196.1 million of which $195.0 million was that was held at the bank level and $1.1 million was held at the holding company level.

The investment portfolio held by the Bank increased $1.8 million during the first six months of 2010. The increase was largely related to replacing assets that matured, prepaid, or called, a modest increase in municipal securities and an increase in the market value of the portfolio as a result of lower interest rates. The maturities and cash flows from these investments have been structured to coincide with the lending activities of the bank. For example, the weighted average life of the bank investment portfolio is 2.35 years. We believe that the off balance sheet liquidity sources of the bank and the ability to raise in-market deposits at reasonable prices adequately mitigates the cash flow variability of the investment portfolio.

The securities available for sale in the bank portfolio at June 30, 2010 consisted of U.S. Government agency securities, U.S. Government agency mortgage-backed securities; Government National Mortgage Association collateralized mortgage obligations, Small Business Administration loan pools, and municipal bonds. The Government National Mortgage Association collateralized mortgage obligations and Small Business Administration loan pool securities are secured by the full, faith, credit and taxing power of the United States of America and carry a zero risk weighting for regulatory capital purposes.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on our financial position or results of operations. The table below summarizes the effective maturity structure of the portfolio as of June 30, 2010.

	Within 1 year		After 1 year but within 5 years		After 5 years but within 10 years		After 10 years		Total
	(dollars in thousands)
	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield
U.S Government agency obligations			$41,927	1.87%	$20,915	2.66%			$62,842	2.13%
State and municipal obligations	$2,630	4.65%	4,969	4.14%	13,801	4.78%	$3,420	3.60%	24,820	4.48%
Asset-backed securities (1)									102,875	2.88%
Other securities (2)									6,254	0.00%

Graystone Tower Bank Portfolio	$2,630		$46,896		$34,716		$3,420		$196,791	2.84%

Holding company equity investments									$358

Total investment securities									$197,149

(1):	Mortgage-backed securities include agency mortgage-backed securities; Government National Mortgage Association collateralized mortgage obligations, and Small Business Administration loan pools.
(2):	Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on our financial position or results of operations. The Equity Portfolio was acquired as a result of the Merger. As of June 30, 2010, the equity portfolio was comprised of four different equity securities of financial institutions with a market value of $358 thousand. The investment portfolio at the holding company level decreased by $774 thousand as a result of selling five equity positions. The total asset sizes of the financial institutions ranged from approximately $125 million to financial institutions with assets of approximately $650 million. The remaining four financial institutions held in our portfolio are located in New Jersey, Texas, and West Virginia.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Tower’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

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

During the quarter ended June 30, 2010, in connection with the continuing integration of Tower into the former control structure of Graystone Financial Corp., as well as the execution of the internal audit program with the support of a third-party service provider, Tower continued implementing or changing key procedures, systems, and personnel throughout the organization. The merger with Graystone Financial Corp. also provided for the enhancement of certain management and administrative personnel and staffing, as well as the implementation of certain credit administration, loan review, lending and other control policies and procedures throughout the entire Tower organization. Management believes that these changes will significantly remediate the material weaknesses related to credit administration and documentation identified in Management’s Report on Internal Control over Financial Reporting, as filed with Tower’s annual report on Form 10-K for the year ended December 31, 2009.

Other than the foregoing, there were no changes in Tower’s internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, Tower’s internal control over financial reporting.

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

Legislative and regulatory actions taken now or in the future may significantly affect our financial condition, results of operations, liquidity or stock price.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act will implement significant changes to the U.S. financial system, including among others, (i) the creation of a new Bureau of Consumer Financial Protection with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more, (ii) the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk, (iii) provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, (iv) a provision that would broaden the base for FDIC insurance assessments, and (v) a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. While some of the Dodd-Frank Act’s provisions will be effective immediately, many are to be implemented by rules promulgated within six to 18 months of signing.

The Dodd-Frank Act and the regulations to be adopted thereunder are expected to subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on its business, financial condition, results of operations or the price of our common stock. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and our organization in particular, is uncertain at this time.

Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of the Dodd-Frank Act or other pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

Risks Related to the Proposed Acquisition of First Chester County Corporation

Regulatory approvals already received may expire, be revoked or be amended to impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the acquisition agreement with First Chester County Corporation, including the acquisition, may be completed, various approvals or consents must be obtained from various bank regulatory and other authorities, including the Federal Reserve, the FDIC and the Pennsylvania Department of Banking. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger agreement. Further, such approvals are subject to expiration if the transaction is not consummated within the time period provided in the approval.

Although all requisite bank regulatory approvals have been received, these approvals are subject to modification or revocation by issuing authorities prior to completion of the acquisition. Although we do not currently expect that any approvals will be revoked or modified to impose conditions on the acquisition or changes to the acquisition agreement, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the acquisition agreement or imposing additional costs on or limiting our revenues, any of which might have a material adverse effect on us following the acquisition. We may be required to request an extension of the expiration date for one or more approvals. There can be no assurance as to whether any requests for an extension of any expiration date of any regulatory approval will be received, the timing of those extensions, or whether any conditions will be imposed.

First Chester’s banking subsidiary, the First National Bank of Chester County (“FNB”) is currently subject to a Memorandum of Understanding between its board of directors and the Office of the Comptroller of the Currency, the failure to comply with which could result in additional enforcement action.

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

Despite these efforts, FNB subsequently reported that, as of December 31, 2009 and March 31, 2010, FNB was not in compliance with the Tier 1 leverage capital ratio and total risk-based capital ratio established by the IMCRs. As of June 30, 2010, FNB advised us that it had achieved compliance with the IMCRs. To date, the OCC has not taken any adverse action as a result of FNB’s prior noncompliance with the IMCRs. There can be no assurance that the OCC will not take adverse action in the future. If the condition of FNB continues to deteriorate, we may lose all or a portion of the funds we invested in First Chester and/or FNB in order to assist it in achieving and maintaining “well-capitalized” status.

If the acquisition agreement is terminated, the loans between First Chester and us, which were designed to alleviate regulatory pressure on FNB, may not have their intended result.

In early November 2009, the OCC imposed IMCRs on FNB requiring it to increase its regulatory capital ratios. To enable FNB to achieve and maintain capital ratios consistent with the IMCRs, we, through Graystone Tower Bank, loaned $26 million to First Chester, the proceeds of which were contributed to FNB as Tier 1 capital. Additionally, we extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB as established by the IMCRs. Both loans are secured by a pledge of all of the stock of FNB. If the acquisition agreement is terminated constituting an event of default under the loan agreements, First Chester will have to immediately repay the full amount of the loans to us. If First Chester cannot repay the loans, we could, with prior regulatory approval, foreclose on the stock of FNB under the pledge security agreement. There can be no assurance that First Chester will be able to raise funds sufficient to repay the loans from us if the acquisition agreement is terminated or that we would receive the requisite regulatory approval in order to foreclose on the FNB stock. If the acquisition agreement is terminated, we could lose all or a portion of the funds loaned to First Chester.

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

There is substantial doubt about First Chester’s ability to continue as a going concern

First Chester’s consolidated financial statements and the accompanying auditors report included in First Chester’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 indicate that, due to First Chester’s financial results, FNB’s failure to comply with the IMCRs as of December 31, 2009 and March 31, 2010, the substantial uncertainty throughout the U.S. banking industry and other matters, there is substantial doubt about its ability to continue as a going concern.

If First Chester is unable to continue as a going concern, we could lose some, if not all, of our investment in First Chester, and the acquisition may not be consummated. In addition, First Chester’s customers, employees, vendors, correspondent institutions, and others with whom it does business may react negatively to the substantial doubt about its ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding First Chester’s financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and First Chester’s ability to do business with correspondent institutions upon which it relies. Any negative trends or deterioration prior to the merger could have an adverse impact on us post-merger.

First Chester’s asset quality and/or overall financial condition may continue to deteriorate prior to completion of the acquisition.

Should the asset quality at First Chester deteriorate further, such deterioration may have an adverse effect on First Chester’s financial and capital positions and, upon completion of the acquisition, our financial and capital positions. Additionally, any further deterioration in First Chester’s overall financial condition prior to completion of the acquisition could have an adverse impact on us post-merger.

First Chester may be unsuccessful in selling its AHB Division prior to completion of the acquisition, which could result in additional costs to us associated with discontinuing the AHB Division’s mortgage-banking activities.

First Chester, through the American Home Bank Division of FNB (the “AHB Division”), engages in mortgage-banking activities on a nation-wide basis. The acquisition agreement requires that First Chester use its best efforts, and cause FNB to use its best efforts, to sell, at or prior to the effective time of the acquisition, the AHB Division to one or more purchasers on terms and conditions acceptable to First Chester and us. There can be no assurance that First Chester will be successful in selling the AHB Division prior to the acquisition. If unsuccessful, we intend to discontinue the mortgage-banking activities associated with the AHB Division in an orderly fashion upon completing the acquisition. Discontinuing such activities may result in additional costs to us that may not have been fully accounted for in our acquisition analyses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated as of December 27, 2009 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009)

2.2	First Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation, dated March 4, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 9, 2010)

2.3	Form of Bank Plan of Merger by and between Graystone Tower Bank and First National Bank of Chester County (included as Exhibit F to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Limited Waiver dated May 5, 2010 relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 as filed on May 6, 2010)

10.2	Amendment to Limited Waiver dated July 26, 2010, relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2010)

10.3	Tower Bancorp, Inc. CEO Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 3, 2010)

10.4	Tower Bancorp, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2010)

10.5	Deferred Compensation Agreement between Graystone Tower Bank and Andrew Samuel, dated June 2, 2010

10.6	Deferred Compensation Agreement between Graystone Tower Bank and Jeffrey Renninger, dated June 2, 2010

10.7	Deferred Compensation Agreement between Graystone Tower Bank and Janak Amin, dated June 2, 2010

10.8	Deferred Compensation Agreement between Graystone Tower Bank and Mark Merrill, dated June 2, 2010

10.9	Deferred Compensation Agreement between Graystone Tower Bank and Jane Tompkins, dated June 2, 2010

10.10	Deferred Compensation Agreement between Graystone Tower Bank and Carl Lundblad, dated June 2, 2010

10.11	Tower Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2010)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date: August 9, 2010	By:	/s/Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/Mark S. Merrill
Mark S. Merrill
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated as of December 27, 2009 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009)

2.2	First Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation, dated March 4, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 9, 2010)

2.3	Form of Bank Plan of Merger by and between Graystone Tower Bank and First National Bank of Chester County (included as Exhibit F to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Limited Waiver dated May 5, 2010 relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 as filed on May 6, 2010)

10.2	Amendment to Limited Waiver dated July 26, 2010, relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2010)

10.3	Tower Bancorp, Inc. CEO Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 3, 2010)

10.4	Tower Bancorp, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2010)

10.5	Deferred Compensation Agreement between Graystone Tower Bank and Andrew Samuel, dated June 2, 2010

10.6	Deferred Compensation Agreement between Graystone Tower Bank and Jeffrey Renninger, dated June 2, 2010

10.7	Deferred Compensation Agreement between Graystone Tower Bank and Janak Amin, dated June 2, 2010

10.8	Deferred Compensation Agreement between Graystone Tower Bank and Mark Merrill, dated June 2, 2010

10.9	Deferred Compensation Agreement between Graystone Tower Bank and Jane Tompkins, dated June 2, 2010

10.10	Deferred Compensation Agreement between Graystone Tower Bank and Carl Lundblad, dated June 2, 2010

10.11	Tower Bancorp, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2010)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)