Form 10-Q
period 2010-09-30
TOWER BANCORP INC
filed 2010-11-09
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,183,800 shares of common stock outstanding at October  31, 2010

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$28,434	$33,955
Federal funds sold	17,831	16,645

Cash and cash equivalents	46,265	50,600
Securities available for sale	145,428	189,853
Restricted investments	6,254	6,254
Loans held for sale	12,851	8,034
Loans, net of allowance for loan losses of $12,717, and $9,695	1,308,820	1,128,576
Premises and equipment, net of accumulated depreciation of $5,238 and $3,324	29,006	29,810
Premises and equipment held for sale, net of accumulated depreciation of $27	549	—
Accrued interest receivable	5,220	4,974
Deferred tax asset, net	1,488	1,742
Bank owned life insurance	37,906	24,606
Goodwill	11,935	11,935
Other intangible assets, net	2,871	3,367
Other assets	10,248	10,832

Total Assets	$1,618,841	$1,470,583

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$125,174	$119,116
Interest bearing	1,230,543	1,097,353

Total deposits	1,355,717	1,216,469
Securities sold under agreements to repurchase	7,102	6,892
Short-term borrowings	5,037	5,292
Long-term debt	72,398	65,689
Accrued interest payable	1,084	1,090
Other liabilities	11,709	11,274

Total Liabilities	1,453,047	1,306,706

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 7,287,158 issued and 7,183,800 outstanding at September 30, 2010, 7,226,041 shares issued and 7,122,683 outstanding at December 31, 2009	—	—
Additional paid-in capital	173,175	172,409
Accumulated deficit	(4,431)	(4,025)
Accumulated other comprehensive income (loss)	1,143	(414)

Less: cost of treasury stock, 103,358 shares at September 30, 2010 and December 31, 2009	(4,093)	(4,093)

Total Stockholders’ Equity	165,794	163,877

Total Liabilities and Stockholders’ Equity	$1,618,841	$1,470,583

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30 2010 and 2009

(Amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest Income
Loans, including fees	$17,852	$15,249	$51,632	$38,789
Securities	1,020	419	3,223	935
Federal funds sold and other	24	56	98	83

Total Interest Income	18,896	15,724	54,953	39,807
Interest Expense
Deposits	4,492	4,725	13,645	13,382
Short-term borrowings	177	102	482	304
Long-term debt	856	693	2,503	1,430

Total Interest Expense	5,525	5,520	16,630	15,116

Net Interest Income	13,371	10,204	38,323	24,691
Provision for Loan Losses	1,600	800	4,950	3,816

Net Interest Income after Provision for Loan Losses	11,771	9,404	33,373	20,875
Non-Interest Income
Service charges on deposit accounts	832	625	2,377	1,506
Other service charges, commissions and fees	581	566	1,788	1,475
Gain on sale of mortgage loans originated for sale	656	334	1,250	1,182
Gain (loss) on sale of other interest earning assets	265	(113)	260	156
Income from bank owned life insurance	599	283	1,390	725
Other income	148	115	512	431

Total Non-Interest Income	3,081	1,810	7,577	5,475
Non-Interest Expenses
Salaries and employee benefits	5,554	4,237	15,996	11,523
Occupancy and equipment	1,805	1,462	5,236	3,664
Amortization of intangible assets	160	177	496	354
FDIC insurance premiums	564	409	1,500	1,320
Advertising and promotion	231	204	740	422
Data processing	740	627	1,894	1,414
Professional service fees	385	305	1,197	843
Impairment of long-lived assets	—	—	920	—
Other operating expenses	1,519	963	4,436	2,858
Merger related expenses	117	310	304	1,722

Total Non-Interest Expenses	11,075	8,694	32,719	24,120

Net Income Before Income Tax Expense	3,777	2,520	8,231	2,230

Income Tax Expense	1,275	820	2,647	577

Net Income	$2,502	$1,700	$5,584	$1,653

Net Income Per Common Share

Basic	$0.35	$0.30	$0.78	$0.37
Diluted	$0.35	$0.30	$0.78	$0.37
Dividends Declared Per Common Share	$0.28	$0.28	$0.84	$0.56
Weighted Average Common Shares Outstanding
Basic	7,144,685	5,638,851	7,134,611	4,495,962
Diluted	7,144,721	5,652,292	7,137,508	4,502,396

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2010 and 2009

(Amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—December 31, 2008	$—	$57,547	$(2,909)	$147	$—	$54,785
Restricted common stock awards earned		295				295
Stock option expense		551				551
Fair value of consideration exchanged in Merger		61,946			(4,093)	57,853
Dividends declared			(2,834)			(2,834)
Proceeds from stock purchase plans		263				263
Proceeds from Common Stock Offering, net of expenses		51,661				51,661
Comprehensive Income:
Net income			1,653			1,653
Unrealized gain on securities available for sale, net of taxes of $169				329		329

Total Comprehensive Loss						1,982

Balance—September 30, 2009 (unaudited)	$—	$172,263	$(4,090)	$476	$(4,093)	$164,556

Balance—December 31, 2009	$—	$172,409	$(4,025)	$(414)	$(4,093)	$163,877
Stock issued as investment in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC (“DDMP”)		51				51
Stock option expense		84				84
Proceeds from stock purchase plans		631				631
Dividends declared			(5,990)			(5,990)
Comprehensive Income:
Net income			5,584			5,584
Unrealized gain on securities available for sale, net of taxes of $829				1,557		1,557

Total Comprehensive Income						7,141

Balance—September 30, 2010 (unaudited)	$—	$173,175	$(4,431)	$1,143	$(4,093)	$165,794

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

(Amounts in thousands, except share data)

	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$5,584	$1,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,950	3,816
Net amortization on securities and loans	1,829	42
Depreciation and amortization	1,981	1,232
Amortization of intangible assets	496	354
Amortization of unearned compensation on restricted stock	—	295
Stock option expense	84	551
Deferred tax benefit	(575)	(119)
Increase in accrued interest receivable	(246)	(382)
Decrease in accrued interest payable	(6)	(303)
Net increase in the cash surrender value of life insurance	(1,300)	(695)
Decrease (increase) in other assets	654	(1,794)
Increase (decrease) in other liabilities	435	(3,039)
Impairment of premises and equipment	920	—
Gain on sale of loans originated for sale and other assets, net	(1,403)	(1,338)
Loans originated for sale	(96,052)	(105,353)
Sale of loans	92,485	109,928

Net Cash Provided by Operating Activities	9,836	4,848

Cash Flows from Investing Activities
Proceeds from maturities and sales of securities available for sale	119,638	61,779
Purchases of securities available for sale	(73,801)	(142,525)
Purchases of bank owned life insurance	(12,000)	—
Net increase in loans	(185,928)	(32,650)
Decrease of investment in restricted investments	—	1,024
Purchases of premises and equipment	(2,657)	(1,116)
Net proceeds from the sale of premises and equipment	24	—
Net cash received in Merger	—	9,017

Net Cash Used in Investing Activities	(154,724)	(104,471)

Cash Flows from Financing Activities
Proceeds from advances on long-term debt	6,709	2,282
Net decrease in short-term borrowings	(255)	(39,751)
Net increase (decrease) in securities sold under agreements to repurchase	210	(1,001)
Net increase in deposits	139,248	190,609
Proceeds from the sale of common stock	631	51,924
Dividends paid	(5,990)	(2,625)

Net Cash Provided by Financing Activities	140,553	201,438

Net Increase in Cash and Cash Equivalents	(4,335)	101,815
Cash and Cash Equivalents - Beginning	50,600	32,022

Cash and Cash Equivalents - Ending	$46,265	$133,837

Supplemental disclosure of information:
Interest paid	$16,636	$14,721
Income taxes paid	$3,550	$225

Supplemental schedule of noncash investing and financing activities

Other real estate (sold) acquired in settlement of loan	$(48)	$933
Unrealized gain on investments securities available for sale, net of tax	$1,557	$329
Reclassification of long-term debt to short-term borrowings	$5,000	$5,250

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

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

As part of the definitive agreement, Tower’s subsidiary bank, Graystone Tower Bank, agreed to increase its lending facility with First Chester to up to $26 million as well as to purchase up to $100 million of residential mortgage and commercial loans from First National Bank of Chester County (“FNB”) in order for the bank to satisfy the regulatory capital requirements of the Office of the Comptroller of the Currency (the “OCC”). As of September 30, 2010, the Bank has loaned $26 million to First Chester. The Bank had also purchased approximately $52 million in performing commercial loans from First National Bank of Chester County during the fourth quarter of 2009.

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

On March 4, 2010, the FCEC Acquisition Agreement was amended between Tower and First Chester. As part of the amended agreement, First Chester shall use its best efforts to sell at or prior to the effective date of the acquisition, the American Home Bank Division of FNB (“AHB Division”) to one or more purchasers on terms and conditions acceptable to both First Chester and Tower. The AHB Division engages in mortgage-banking activities on a nation-wide basis. Additionally, the Company extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB. Through September 30, 2010, the Company has not advanced any funds to First Chester under this facility. As of September 30, 2010, First Chester has not sold the AHB Division.

On October 28, 2010, The FCEC Acquisition Agreement was amended between Tower and Fitrst Chester. As part of the amended agreement, the closing deadline has been extended from November 20, 2010 to December 31, 2010 and provided increased clarity to the definition of “First Chester Delinquent Loans.”

Basis of Presentation

The merger between the Company and Graystone was considered a “merger of equals” and was accounted for as a reverse merger using the acquisition method of accounting with Graystone as the accounting acquirer. As a result, any historical financial information included in the Company’s financial statements and related footnotes as reported in this Form 10-Q related to periods prior to March 31, 2009 is that of Graystone.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP), the instructions for Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for a complete presentation of consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation are included. The operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for any other period or for the full year ending December 31, 2010. The accounting policies discussed within the notes to the unaudited consolidated financial statements are followed consistently by the Company. These policies are in accordance with U.S. GAAP and conform to common practices in the banking industry.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

In June 2009, the FASB issued a pronouncement that amends the derecognition guidance in U.S. GAAP and eliminates the concept of qualifying special-purpose entities (“QSPE”s). This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009 and early adoption is prohibited. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended September 30, 2010.

In June 2009, the FASB issued a pronouncement, which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This pronouncement eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. The pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended September 30, 2010.

In December 2007, the FASB issued a pronouncement that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of January 1, 2009. The adoption of this pronouncement did not have a material impact to our consolidated financial statements. In January 2010, the FASB issued updated guidance relating to the decrease in ownership of a subsidiary. The updated guidance is effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively. We have adopted this pronouncement on January 1, 2010, which did not have a material effect on the consolidated financial statements for the period ended September 30, 2010.

Note 2 - Merger Accounting

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

The Merger generated goodwill of $11,935, consisting of synergies and increased economies of scale such as the ability to offer more diverse and more profitable products, added diversity to the branch system to achieve lower cost deposits, an increased legal lending limit, etc. Management expects that no goodwill recognized as a result of the Merger will be deductible for income tax purposes. Goodwill totaled $11,935 as of both September 30, 2010 and December 31, 2009. The Company tests goodwill for impairment annually as of October 31 and intermittently as events occur that would indicate that a potential impairment of goodwill had occurred. The Company experienced no events during the first nine months of 2010 that required the completion of a goodwill impairment test.

The following table shows the pro forma financial results for the Company and Graystone for the nine months ended September 30, 2009, assuming that the Merger occurred on January 1, 2009:

Pro-forma September 30, 2009
Net interest income	$30,004
Pre-tax net income	1,823
Income tax expense	363
Net income	1,460

Pro-forma earnings per share:
Basic	$0.32
Diluted	$0.32

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 3 - Securities Available for Sale

The amortized cost of securities and their approximate fair values at September 30, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	September 30, 2010
Equity securities	$120	$—	$—	$120
U.S. Government sponsored agency securities	27,040	39	—	27,079
U.S. Government sponsored agency mortgage-backed securities	11,830	101	—	11,931
Collateralized mortgage obligations	73,626	1,057	—	74,683
Municipal bonds	10,929	412	—	11,341
Municipal bonds – taxable	10,360	116	(102)	10,374
SBA loan pool investments	9,765	135	—	9,900

Total securities available for sale	$143,670	$1,860	$(102)	$145,428

	December 31, 2009
Equity securities	$1,156	$20	$(44)	$1,132
U.S. Government sponsored agency securities	56,437	12	(65)	56,384
U.S. Government sponsored agency mortgage-backed securities	9,109	37	(30)	9,116
Collateralized mortgage obligations	93,058	81	(654)	92,485
Municipal bonds	7,093	95	—	7,188
Municipal bonds – taxable	12,917	64	(71)	12,910
SBA loan pool investments	10,710	—	(72)	10,638

Total securities available for sale	$190,480	$309	$(936)	$189,853

Included with the Company’s securities available for sale are pledged securities with a fair market value of $50,801 and $34,999 at September 30, 2010 and December 31, 2009, respectively. The securities were pledged to secure public deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of available for sale securities as of September 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	September 30, 2010
	Amortized Cost	Fair Value

Due in one year or less	$5,684	$5,693
Due after one year through five years	20,986	21,054
Due after five years through ten years	11,885	11,945
Due after ten years	9,774	10,102

	48,329	48,794

Mortgage-backed securities (1)	95,221	96,514
Equity securities	120	120

	$143,670	$145,428

(1)	Mortgage-backed securities include agency mortgage-backed securities, Government National Mortgage Association collateralized mortgage obligations and Small Business Agency Loan pool investments.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments for the three and nine month periods ending September 30, 2010 and 2009.

	Three Months Ended September 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses)/ Gains
2010
Equity securities	$10	$—	$(70)	$(60)
Debt securities	239	(1)	—	238

Total	$249	$(1)	$(70)	$178

2009
Equity securities	$160	$(272)	$—	$(112)
Debt securities	1	(2)	—	(1)

Total	$161	$(274)	$—	$(113)

	Nine Months Ended September 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net (Losses)/ Gains
2010
Equity securities	$48	$(3)	$(139)	$(94)
Debt securities	243	(1)	—	242

Total	$291	$(4)	$(139)	$148

2009
Equity securities	$701	$(512)	$(29)	$160
Debt securities	5	(9)	—	(4)

Total	$706	$(521)	$(29)	$156

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	September 30, 2010
Equity securities	$—	$—	$—	$—	$—	$—
U.S. Government sponsored agency securities	—	—	—	—	—	—
U.S. Government sponsored agency mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Municipal bonds – taxable	4,261	102	—	—	4,261	102
SBA loan pool investments	—	—	—	—	—	—

	$4,261	$102	$—	$—	$4,261	$102

	December 31, 2009
Equity securities	$417	$44	$—	$—	$417	$44
U.S. Government sponsored agency securities	47,101	65	—	—	47,101	65
U.S. Government sponsored agency mortgage-backed securities	7,275	30	—	—	7,275	30
Collateralized mortgage obligations	70,991	654	—	—	70,991	654
Municipal bonds	—	—	—	—	—	—
Municipal bonds – taxable	6,955	71	—	—	6,955	71
SBA loan pool investments	10,710	72	—	—	10,710	72

	$143,449	$936	$—	$—	$143,449	$936

The previous table includes 5 investment securities at September 30, 2010 where the current fair value is less than the related amortized cost. There were 36 investment securities at December 31, 2009 that had a current fair value less than the related amortized cost. Management evaluates all securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2010, Management identified equity securities with unrealized losses that were deemed to be other-than-temporary in nature and resulting in an impairment charge for the three and nine months period ending September 30, 2010 of $70 and $139, respectively. The impairment charge for both the three and nine months period ending September 30, 2009 was $29. Management does not have the intent to sell the investments available for sale carrying an unrealized loss and believes it is more likely than not, that it will not be required to sell these securities prior to the recovery of their cost basis or maturity, with the exception of the securities for which an impairment charge was recognized this quarter. As a result, the Company has determined that, excluding the securities related to the impairment charge, no investments trading below cost had declined on an other-than-temporary basis during the first nine months of 2010.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 4 - Loans

The following table presents a summary of the loan portfolio at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Commercial:
Industrial	$707,114	$599,708
Real estate	179,064	159,947
Construction	138,863	102,018
Consumer:
Home equity line	85,921	49,239
Other	34,100	36,271
Residential mortgage	176,555	191,277

Total Loans	1,321,617	1,138,460
Deferred costs (fees)	(80)	(189)
Allowance for loan losses	(12,717)	(9,695)

Net Loans	$1,308,820	$1,128,576

The Company serviced $104,797 and $111,649 of participation loans for unrelated parties at September 30, 2010 and December 31, 2009, respectively.

The Company sold $92,485 and $104,010 of residential mortgage loans into the secondary market during the nine months ended September 30, 2010 and 2009, respectively. A gain of $656 and $334 was recognized on the sale of these loans for the three month periods ended September 30, 2010 and 2009, respectively. A gain of $1,250 and $1,182 was recognized on the sale of these loans for the nine month periods ended September 30, 2010 and 2009, respectively.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Changes in the allowance for loan losses were as follows for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$11,619	$7,965	$9,695	$6,017
Provision for loan losses	1,600	800	4,950	3,816
Charge-offs
Commercial:
Industrial	(113)	(270)	(915)	(1,102)
Real estate	—	(65)	(266)	(65)
Construction	—	(37)	—	(150)
Consumer:
Home equity line	(65)	—	(265)	(7)
Other	(62)	(8)	(291)	(148)
Residential mortgage	(271)	(7)	(271)	(7)

Total charge-offs	(511)	(387)	(2,008)	(1,479)

Recoveries
Commercial
Industrial	6	11	75	28
Real estate	—	—	—	—
Construction	—	1	2	1
Consumer
Home equity line	—	—	—	7
Other	1	—	1	—
Residential mortgage	2	—	2	—

Total recoveries	9	12	80	36

Net charge-offs	(502)	(375)	(1,928)	(1.443)

Balance at end of period	$12,717	$8,390	$12,717	$8,390

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table presents non-performing assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Non-accrual loans
Commercial:
Industrial	$4,697	$2,646
Real estate	1,643	464
Construction	5,235	298
Consumer:
Home equity line	54	—
Other	70	242
Residential mortgage	2,058	1,068

Total non-accrual loans	13,757	4,718

Accruing loans greater than 90 days past due
Commercial:
Industrial	—	356
Real estate	—	277
Construction	—	—
Consumer:
Home equity line	293	303
Other	264	51
Residential mortgage	972	1,119

Total accruing loans greater than 90 days past due	1,529	2,106

Non-performing loans	15,286	6,824
Other real estate owned	879	927

Non-performing assets	$16,165	$7,751

The Company had total impaired loans of $18,095 and $10,917 as of September 30, 2010 and December 31, 2009, respectively. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Impaired loans considered to be collateral dependent totaled approximately 99.6% and 99.4% of total impaired loans as of September, 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the Company has determined that impaired loans with a carrying principal balance of $619 require a reserve of $200 with the remaining $17,476 of impaired loans not requiring a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover all amounts due on these loans. As of December 31, 2009, the Company had determined that impaired loans with a carrying principal balance of $1,353 required a reserve of $451 with the remaining $9,564 of impaired loans not requiring a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover all amounts due on these loans. For the nine months ended September 30, 2010, the Company had loan charge-off’s of $3,038. These charges have been applied against both the allowance for loans losses as well as against the fair value credit adjustment/discount recorded on performing loans acquired through the Merger.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following table provides activity for the accretable yield of these purchased impaired loans for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Accretable yield, beginning balance	$1,159	$178
Accretable yield amortized to interest income	(305)	(856)
Reclassification from non-accretable difference (1)	—	1,532

Accretable yield, end of period	$854	$854

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Note 5 - Premises and Equipment

The following table presents premises and equipment as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Land	$4,474	$5,394
Building	13,570	13,684
Leasehold improvements	3,827	3,703
Furniture, fixtures and equipment	8,208	6,918
Other	4,741	3,435

Total premises and equipment	34,820	33,134
Accumulated depreciation and amortization	(5,265)	(3,324)
Premises and equipment held for sale, net of accumulated depreciation	(549)	—

Total net premises and equipment	$29,006	$29,810

During the second quarter of 2010, management had explored the potential sale of a parcel of undeveloped land that was acquired as part of the Merger. As a result, management determined that the recorded cost basis of the land may not be recoverable. Accordingly, the Company determined the estimated fair value of the land to be less than its recorded value, resulting in an impairment charge of $920. Management reviewed the property as of September 31, 2010 and determined no additional impairment had occurred.

Premise and Equipment Held for Sale

During the first quarter of 2010, the Company closed two Tower Bank branches to consolidate banking operations in selected areas. All loans and deposit accounts related to these branches were transferred to existing Tower Bank branches. The Company is currently in the process of selling the land and buildings related to two branches and anticipates the sale of the land and buildings by the end of the first quarter of 2011. The carrying value of the branches is based on the net value of the land and building prior to being reclassified as held for sale. This value is currently less than the estimated fair market value at September 30, 2010. As of September 30, 2010, the carrying value of the land and buildings for these branches are $549.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 6 - Other Intangibles

Information concerning total amortizable other intangible assets, which consist solely of a core deposit intangible asset, at September 30, 2010 and December 31, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2009	$3,899	$532	$3,367
Amortization Expense	—	496	496

Balance at September 30, 2010	$3,899	$1,028	$2,871

The estimated amortization for the next five years and thereafter is as follows:

2010 (October – December)	$160
2011	585
2012	513
2013	444
2014	372
Thereafter	797

$2,871

Note 7 - Deposits

The following is a summary of deposits at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Non-interest bearing transaction accounts	$125,174	$119,116
Interest checking accounts	124,106	110,356
Money market accounts	604,151	477,292
Savings accounts	70,138	87,117
Time deposits of $100,000 or greater	145,694	130,938
Time deposits, other	286,454	291,650

Total	$1,355,717	$1,216,469

Brokered deposits totaled $148,250 and $61,114 at September 30, 2010 and December 31, 2009, respectively. Brokered deposits, exclusive of in-market reciprocal brokered deposits, totaled $107,005 and $46,018 at September 30, 2010 and December 31, 2009, respectively.

Note 8 - Borrowings

Federal Home Loan Bank

The Bank has a maximum borrowing capacity under an agreement with the Federal Home Loan Bank (“FHLB”) of approximately $580,289 and $482,024 at September 30, 2010 and December 31, 2009, respectively. The available amount of borrowing capacity for September 30, 2010 and December 31, 2009 was approximately $526,201 and $422,679, respectively. The total outstanding borrowings at September 30, 2010 equaled $54,088, of which $5,000 has a maturity of less than one year and is classified as short-term borrowing. The remaining borrowings of $49,088 have a maturity greater than one year and are classified as long-term debt at September 30, 2010. The average interest rate on FHLB borrowings at September 30, 2010 equaled 3.72%. At September 30, 2010, the unamortized fair value adjustment to FHLB borrowings assumed in the

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Merger totaled $(346). The total outstanding borrowings at December 31, 2009 equaled $59,346, of which, $54,096 have a stated maturity greater than one year and are classified as long-term debt at December 31, 2009. The remaining $5,250 in FHLB borrowings are classified as short-term borrowings at December 31, 2009.

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

Federal funds are reported on a gross basis. Federal funds sold are stated as assets and federal funds purchased are stated as liabilities. Federal funds purchased are considered short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. Generally, federal funds are purchased or sold for one day periods and bear interest based upon the daily federal funds rate. The Company did not have any federal funds purchased at September 30, 2010 or December 31, 2009.

Capital Lease Obligations

Included in short-term borrowings and long-term debt are two capital lease agreements, which relate to the Lebanon and York branches. Total capital lease obligations related to these leases were $2,693 and $2,729 at September 30, 2010 and December 31, 2009, respectively.

Note 9 - Net Income Per Share and Comprehensive Income

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding (basic)	7,144,685	5,638,851	7,134,611	4,495,962
Impact of common stock equivalents	36	13,441	2,897	6,434

Weighted average shares outstanding (diluted)	7,144,721	5,652,292	7,137,508	4,502,396

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive
	125,846	44,585	94,969	46,981

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The components of the change in net unrealized gains (losses) on securities are as follows:

	For the Nine Months Ended September 30,
	2010	2009
Gross unrealized holding gains arising during the year	$2,534	$654
Reclassification adjustment for impairment losses recognized in net income	139	29
Reclassification adjustment for losses realized in net income	(287)	(185)

Net unrealized holding gains before taxes	2,386	498
Tax effect	(829)	(169)

Net change	$1,557	$329

Note 10 - Financial Instruments with Off-Balance Sheet Risk

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

The outstanding financial instruments represent credit risk in the following amounts at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Commitments to grant loans	$35,368	$12,350
Unfunded commitments under lines of credit	320,246	267,683
Letters of credit	30,494	25,524

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

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued is not material to the unaudited consolidated financial statements.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Note 11 - Stock-Based Compensation

At September 30, 2010, the Company had five equity compensation plans, the 2010 Stock Incentive Plan (the “2010 Plan”), the 2006 Restricted Stock Plan (the “2006 Plan”), the 2007 Stock Incentive Plan (the “2007 Plan”), the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”) and the Stock Option Plan for Outside Directors (the “Director Plan”).

The 2010 Stock Incentive Plan

In May 2010, the shareholders of the Company approved the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of stock options, stock appreciation rights, restricted stock, deferred stock and performance awards (collectively, “Awards”) for up to 400,000 shares of the Company’s common stock to key employees and directors.

In September 2010, awards for 1,050 shares of restricted stock were granted under the 2010 Plan. The fair value of these shares was $20.92 per share based on the closing price at September 28, 2010. These shares have a vesting period of five years. As these shares are considered to have the same rights as common stock shareholders, including voting rights and rights to receive dividends, on the date of issuance, they are included as part of the Company’s basic weighted average shares. At September 30, 2010, 398,950 shares were available for issuance under the 2010 plan.

The following table summarizes the restricted stock issued under the Company’s 2010 Plan at September 30, 2010 and December 31, 2009:

Restricted Stock

				Shares Vested		Unearned Compensation (in 000’s)
Date of Issuance	Shares Issued	Fair Value Per Share	Expiration Date	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
September 28, 2010	1,050	$20.92	N/A	—	—	$22	$—

	1,050			—	—	$22	$—

The 2006 Restricted Stock Plan

During 2006, the shareholders of Graystone approved the 2006 Restricted Stock Plan (the “2006 Plan”), as amended, that provides for the issuance of up to 375,000 shares of restricted stock awards subject to a three year vesting period to key employees and directors. The recipient shall receive all dividends or other distributions and shall have the right to vote with respect to issued but unvested shares. On March 31, 2009, as a result of the Merger, the Company had adopted the provisions of this plan. As of March 31, 2009, the Company had issued all of the available awards under the plan and all of the awards are completely vested as a result of the vesting acceleration in association with the Merger. The Company recognized $0 and $295 of compensation expense during the nine month periods ending September 30, 2010 and 2009, respectively, related to the vesting of the restricted stock awards.

The 2007 Stock Incentive Plan

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

In September 2010, awards for 30,290 shares of restricted stock were granted under the 2007 Plan. The fair value of these shares was $20.92 per share based on the closing price at September 28, 2010. These shares have a vesting period of five years. As these shares are considered to have the same rights as common stock shareholders, including voting rights and rights to receive dividends, on the date of issuance, they are included as part of the Company’s basic weighted average shares.

Subsequent to the Merger and as a result of the conversion factor, the total number of shares authorized to be issued under the 2007 Plan equaled 252,000. At September 30, 2010, 46,365 shares were available for issuance under the 2007 plan.

The following table summarizes the outstanding stock options and restricted stock under the Company’s 2007 Plan at September 30, 2010 and December 31, 2009:

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

Stock Options

			Expiration Date	Options Vested		Unearned Compensation (in 000’s)
Date of Issuance	Options Issued	Exercise Price		September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
June 26, 2007	26,145	$22.22	June 26, 2017	26,145	26,145	$—	$—
January 22, 2008	1,050	$30.96	January 22, 2018	1,050	1,050	—	—
July 17, 2008	56,700	$30.96	July 17, 2018	56,700	56,700	—	—
September 22, 2009	52,400	$26.77	September 22, 2019	10,480	—	268	318
November 24, 2009	38,000	$19.80	November 24, 2019	—	—	154	182

	174,295			94,375	83,895	$422	$500

Restricted Stock
				Shares Vested		Unearned Compensation (in 000’s)
Date of Issuance	Shares Issued	Fair Value Per Share	Expiration Date	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
September 28, 2010	30,290	$20.92	N/A	—	—	$634	$—

	30,290			—	—	$634	$—

The stock options normally vest over a three to five year vesting period and will be expensed over the vesting period. As a result of the Merger, all of the outstanding options at March 30, 2009 became fully vested and exercisable. No options issued under this plan have been exercised during the first nine months of 2010. The aggregate intrinsic value of outstanding unvested stock options at September 30, 2010 and December 31, 2009 was $18 and $116, respectively. Options granted resulted in compensation expense of $26 and $78 for the three and nine month periods ended September 30, 2010, respectively. Compensation expense for the three and nine months periods ended September 30, 2009 were $2 and $551, respectively. As of September 30, 2010, a total of 94,375 options have vested with an intrinsic value of $0. These vested options can be exercised at an average price of $28.07 and have an average remaining life of approximately 7.6 years. The fair values of the options awarded under the Plan are estimated on the date of grant using the Black-Scholes valuation methodology.

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

Date of Issuance	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Estimated Forfeitures	Expected Life	Issue-Date Fair Value
June 26, 2007	4.49%	32.17%	2.31%	0.00%	6 years	$5.75
January 22, 2008	4.49%	32.17%	2.31%	0.00%	6 years	$3.70
July 17, 2008	4.49%	32.17%	2.31%	1% – 3	6.5 years	$3.80
September 22, 2009	4.00%	31.84%	3.50%	(1)	(2)	$6.63
November 24, 2009	4.00%	32.63%	3.39%	2.00%	9 years	$5.00

(1)	Estimated forfeitures for stock options issued to executives are 2.00% while the estimated forfeiture for stock options issued to employees is 5.00%.
(2)	Expected life for stock options issued to executives is 9 years while estimated expected life for stock options issued to employees is 7 years.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The 1995 Non-Qualified Stock Option Plan

At September 30, 2010, there were 5,700 options outstanding under the 1995 Plan and the Company recognized $2 and $6 in compensation expense related to the 1995 Plan during the three and nine month period ended September 30, 2010, respectively. There are a total of 27,719 options available to be issued under this plan at September 30, 2010.

The following table summarizes the outstanding non-qualified stock options under the Company’s 1995 Plan at September 30, 2010 and December 31, 2009:

			Expiration Date	Options Vested		Unearned Compensation (in 000’s)
Date of Issuance	Options Issued	Exercise Price		September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
September 22, 2009	5,700	$26.77	September 22, 2019	1,140	—	$29	$34

	5,700			1,140	—	$29	$34

The assumptions utilized by management to calculate the issue date fair value of $6.63 are the same as the assumptions used for shares issued under the 2007 Plan.

The Stock Option Plan for Outside Directors

At September 30, 2010, there were a total of 11,926 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted average exercise price of $38.06 per share, and have a weighted average life to maturity of 6.3 years. The Company recognized $0 in compensation expense related to the Director Plan during the nine month period ended September 30, 2010. There are a total of 64,158 options available to be issued under this plan at September 30, 2010.

Note 12 - Fair Value Measurements

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

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 20009 are as follows:

	September 30, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities	$120	$—	$—	$120
U.S Government sponsored agency securities	27,079	—	27,079	—
U.S. Government sponsored agency mortgage-backed securities	11,931	—	11,931	—
Collateralized mortgage obligations	74,683	—	74,683	—
Municipal bonds	11,341	—	11,341	—
Municipal bonds – taxable	10,374	—	10,374	—
SBA loan pool investments	9,900	—	9,900	—
Commercial servicing rights	451	—	—	451

	$145,879	$—	$145,308	$571

	December 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities	$1,132	$300	$783	$49
U.S Government sponsored agency securities	56,384	—	56,384	—
U.S. Government sponsored agency mortgage-backed securities	9,116	—	9,116	—
Collateralized mortgage obligations	92,485	—	92,485	—
Municipal bonds	7,188	—	7,188	—
Municipal bonds – taxable	12,910	—	12,910	—
SBA loan pool investments	10,638	—	10,638	—
Commercial servicing rights	473	—	473	—

	$190,326	$300	$189,977	$49

The valuation technique to measure fair value for the items in the tables above are as follows:

Securities available for sale

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

Commercial servicing rights

The fair value of commercial servicing rights (“MSRs”) was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, the Company determined the fair value of the MSRs using a projected cash flow model that considers loan rates and maturities, discount rate assumptions, estimated servicing revenue and expenses, and estimated prepayment speeds.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The following tables presents reconciliations of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months September 30,
2010	Equity Securities	Commercial Servicing Rights
Balance, June 30, 2010	$154	$514
Transfers In from Level 2	38	—
Change in fair value	(72)	(63)

Balance, September 30, 2010	$120	$451

2009		Equity Securities
Balance, June 30, 2009		$257
Sale of Asset		(153)

Balance, September 30, 2009		$104

	For the Nine Months Ended September 30,
2010	Equity Securities	Commercial Servicing Rights
Balance, December 31, 2009	$49	$—
Transfers In from Level 2	176	473
Sale of Asset	(33)	—
Change in fair value	(72)	(22)

Balance, September 30, 2010	$120	$451

2009		Equity Securities
Balance, December 31, 2008		$—
Purchase through merger		230
Transfers In from Level 2		27
Sale of Asset		(153)

Balance, September 30, 2009		$104

During the Company’s valuation of the investment portfolio performed during the first nine months of 2010, the Company determined one equity security was no longer actively traded on the open market. In the prior year, the fair value of the equity security was determined based on an estimate from limited activity in the open market, determined as Level 2 pricing. As there has been no activity in the current year to determine the fair value price, the Company evaluated the entity’s current financial reports for any going concern or other issues that would affect the entity’s current or future position. Based upon this review, the Company determined the entity does not have any significant issues that would affect the current and future position of the entity. The technique used to determine the price of the equity security required estimates and judgments of management resulting in the classification of the security as a Level 3 security.

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$12,851	$—	$—	$12,851
Impaired loans	13,757	—	—	13,757
Other real estate owned	879	—	—	879
Impaired land	1,000	—	—	1,000

Total assets	$28,487	$—	$—	$28,487

	December 31, 2009	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$8,034	$—	$—	$8,034
Impaired loans	4,718	—	—	4,718
Other real estate owned	927	—	—	927
Loans purchased (1)	418,747	—	—	418,747
Core deposit intangible asset (1)	3,899	—	—	3,899
Premises and equipment (1)	22,644	—	—	22,644

Total assets	$458,969	$—	$—	$458,969

Time deposits (1)	$160,806	$—	$160,806	$—
Borrowings (1)	69,601	—	69,601	—

Total liabilities	$230,407	$—	$230,407	$—

(1) – Assets and liabilities are presented at fair value as of the date of the Merger.

The valuation technique to measure fair value for the items in the tables above are as follows:

Loans held for sale

Loan held for sale include residential mortgage loans which are measured at the lower of aggregate cost or fair value. The fair value is measured as the price that secondary market investors were offering for loans with similar characteristics.

Impaired loans

Under U.S GAAP, a loan is classified as impaired when it is possible that the bank will be unable to collect all or part of the loan balance due based on the contractual agreement, including the interest as well as the principal. Based on this guidance, the Company considers all loans placed in non-accrual status as being impaired and subject to an impairment analysis in accordance with ASC 310-10-35. Loans acquired through the Merger that were deemed impaired were recorded using a discounted cash flow model in accordance with ASC 310-30 at the time of acquisition even though the Company considers these loans to be collateral dependent. The carrying amounts of these loans at September 30, 2010 and December 31, 2009 were $4,338 and $6,199, respectively. These loans are not included in the preceding table.

Impaired loans included in the preceding table are those for which the Company has measured impairment based on the fair value of underlying collateral. The balance of impaired loans consists of loans deemed impaired in accordance with the Company’s accounting policy disclosed within its “Critical Accounting Policies.” Fair value is determined primarily

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

based upon independent third party appraisals of the properties. At September 30, 2010, $13,687 of impaired loans were measured using the fair value of underlying collateral and $70 of impaired loans were measured using a discounted cash flow model. At December 31, 2009, $4,650 of impaired loans were measured using the fair value of underlying collateral and $68 of impaired loans were measured using a discounted cash flow model.

Other real estate owned

Other real estate owned consists of eight properties totaling $879 thousand at September 30, 2010 and four properties totaling $927 thousand at December 31, 2009. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

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

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 (Unaudited)

(Amounts in thousands, except share data)

The estimated fair values of the Company’s financial instruments were as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	$46,265	$46,265	$50,600	$50,600
Securities available for sale	145,428	145,428	189,853	189,853
Restricted investment in bank stock	6,254	6,254	6,254	6,254
Loans held for sale	12,851	12,851	8,034	8,034
Loans	1,308,820	1,318,397	1,128,576	1,151,368
Accrued interest receivable	5,220	5,220	4,974	4,974

Financial liabilities:
Deposits	1,355,717	1,327,674	1,216,469	1,191,126
Securities sold under agreements to repurchase	7,102	7,102	6,892	6,892
Short-term borrowings	5,037	5,037	5,292	5,292
Long-term debt	72,398	78,815	65,689	69,814
Accrued interest payable	1,084	1,084	1,090	1,090

	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	35,368	—	12,350	—
Unfunded commitments under lines of credit	320,246	—	267,683	—
Letters of credit	30,494	179	25,524	—

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

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

September 30, 2010 (Unaudited)

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

Note 13 - Reclassifications

Certain amounts in the 2009 consolidated financial statements and notes have been reclassified to conform to the 2010 presentation.

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

On December 27, 2009, Tower Bancorp, Inc. and First Chester County Corporation (“First Chester”) entered into an Agreement and Plan of Merger (the “FCEC Acquisition Agreement”) pursuant to which Tower will acquire First Chester in an all-stock transaction valued at approximately $65 million or $10.22 per share based on the closing price of Tower common stock at the announcement of this acquisition. As described in the FCEC Acquisition Agreement, shareholders of First Chester will receive merger consideration consisting of a number of shares of Tower common stock equal to the exchange ratio, which was 0.453 at the time of the signing of the FCEC Acquisition Agreement. The exchange ratio is subject to upward or downward adjustment based upon the amount of “First Chester Delinquent Loans” (as defined in the FCEC Acquisition Agreement) as of the last business day of the month prior to the date the acquisition is completed. If the closing date of the acquisition had occurred in October 2010, the exchange ratio would have been adjusted to 0.291 based on First Chester Delinquent Loan of $76.2 million calculated as of September 30, 2010, the last business day of the prior month.

As part of the FCEC Acquisition Agreement, Tower’s subsidiary bank, Graystone Tower Bank, agreed to increase its lending facility with First Chester to up to $26 million as well as to purchase up to $100 million of residential mortgage and commercial loans from First National Bank of Chester County (“FNB”) in order for FNB to satisfy the regulatory capital requirements of the Office of the Comptroller of the Currency (the “OCC”). As of September 30, 2010, the Bank loaned $26 million to First Chester, the proceeds of which First Chester contributed to FNB as Tier 1 capital. First Chester pledged 100% of in the capital stock of FNB to Graystone Tower Bank to secure repayment of the loan. The Bank has also purchased approximately $52 million in performing commercial loans from FNB. As of September 30, 2010, the total balance of the loans purchased from First Chester was $49.0 million.

Following the transaction, based on a 0.453 exchange ratio, which was the ratio at the time of the signing of the FCEC Acquisition Agreement, current Tower shareholders would own approximately 71% and First Chester shareholders would own approximately 29% of the combined company’s common stock. The shareholders of both entities must approve the combination.

On March 4, 2010, the FCEC Acquisition Agreement was amended between Tower and First Chester. As part of the amended agreement, First Chester shall use its best efforts to sell at or prior to the effective date of the acquisition, the American Home Bank Division of FNB (“AHB Division”) to one or more purchasers on terms and conditions acceptable to both First Chester and Tower. The AHB Division engages in mortgage-banking activities on a nation-wide basis. Additionally, we extended a $2 million non-revolving line of credit to First Chester, which permits draws from time to time for the sole purpose of contributing additional capital to FNB in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on FNB of such sale, FNB’s regulatory capital ratios, as reported in FNB’s quarterly call report, fall below the minimum regulatory capital ratios applicable to FNB. Through September 30, 2010, we have not advanced any funds to First Chester under this facility. As of September 30, 2010, First Chester has not sold the AHB Division.

On October 28, 2010, The FCEC Acquisition Agreement was amended between Tower and First Chester. As part of the amended agreement, the closing deadline has been extended from November 20, 2010 to December 31, 2010 and provided increased clarity to the definition of “First Chester Delinquent Loans.”

Results of Operations

Summary of Financial Results

The three month period ending September 30, 2010 and 2009 represents comparable results of operations for the combined entity of Tower Bancorp, Inc. and Graystone Financial Corp. However, for the first nine months of 2010 as compared with the first nine months of 2009, the Merger has still had a significant impact on our results of operations. The operating results reported herein for the first nine months ended September 30, 2010 include the results for the combined entity. However, the results for the nine months ended September 30, 2009 include the historical operating results of Graystone for the entire nine month period and the operating results of Tower only since March 30, 2009, representing the period after consummation of the Merger which was effective before the opening of business on March 31, 2009. Consequently, comparisons of our current results of operation to the nine month ending September, 30 2009 may not be particularly meaningful.

We recognized after-tax net income of approximately $2.5 million or $0.35 per diluted share in the third quarter of 2010, compared to $1.7 million or $0.30 per diluted share in the third quarter of 2009. Net interest income before provision for loan loss increased $3.2 million due to a mix of growth in our loan and investment portfolios coupled with a reduction in the average rate paid on interest bearing liabilities from 2009 to 2010. This increase in net interest income was offset by increases in the provision for loan losses and non-interest expenses of $800 thousand and $2.4 million respectively. The increase in the provision for loan losses is due to our analysis of the risk of loan losses , as well as total net loan charge-offs of $502 thousand during the third quarter of 2010. The increase in non-interest expense is due to increases in salary and benefit expense, occupancy expense and other operating expense, which increased $1.3 million, $343 thousand and $556, respectively, as compared to the third quarter of 2009. These increases can be attributed to the rapid growth experienced by the Company since the Merger, which resulted in the opening of new branch locations and the addition of personnel within the finance, operations, credit and lending departments in preparation for the pending acquisition of First Chester. Non-interest income increased $1.3 million due to increases in the service charges on deposit accounts, gains on the sale of mortgage loans, gains on sale of other interest earning assets and income from bank owned life insurance which increased $207 thousand, $378 thousand, $322 thousand and $316 thousand, respectively, compared to the third quarter of 2009.

For the first nine months of 2010, we recognized an after-tax net income of $5.6 million or $0.78 per diluted share, compared to after-tax net income of $1.7 million or $0.37 per diluted share for the same period in 2009. The increase in net income included an increase of net interest income after the provision for loan losses of $12.5 million and non-interest income of $2.1 million offset by the increase in non-interest expense of $8.6 million and income tax expense of $2.1 million. Net interest income before loan loss provision increased $13.6 million during the first nine months of 2010 compared to the same period in 2009. In addition to the net interest income contributed by the inclusion of the Tower Bank division’s operations which added $3.6 million, this growth was also driven by organic growth of loans and investments, and the decrease in the average rate paid on interest bearing deposits of 55 basis points. Non-interest income increased by $2.1 million due to increased service charges on deposit accounts, commissions and fees as well as income generated from the bank owned life insurance policies. Non-interest expense, excluding merger related expenses and an impairment charge related to land held for investment, increased by $9.1 million primarily due to increases in compensation costs, occupancy expenses and other operating expenses incurred in order to support our continued growth of assets and deposits and in preparation for the pending acquisition of First Chester, offset by a FDIC special assessment of $580 thousand incurred during the second quarter of 2009. No such assessment was imposed during the same period in 2010.

Quarter Ended September 30, 2010 compared to the Quarter Ended September 30, 2009

Net Interest Income

Our major source of operating revenues is net interest income, which increased $3.2 million or 31.0% to approximately $13.4 million for the third quarter of 2010, as compared to approximately $10.2 million for the same period in 2009. Net interest income as a percentage of net income plus non-interest income was 81.3% for the quarter ended September 30, 2010, compared to 84.9% for the quarter ended September 30, 2009.

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

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We use brokered deposits on a limited basis to fund asset growth as demonstrated by the limited use of brokered deposits, which represents approximately 10.9% of total deposits, on our consolidated balance sheet at September 30, 2010 and approximately 5.0% at December 31, 2009. In connection with our growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended September 30, 2010 as compared to the same period in 2009. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2010 and 34% for 2009.

	For the Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$16,801	$24	0.57%	$41,029	$56	0.54%
Investment securities (1)	175,533	1,071	2.42%	81,914	502	2.43%
Loans(2)	1,270,993	17,852	5.57%	1,016,395	15,249	5.95%

Total interest-earning assets	1,463,327	18,947	5.14%	1,139,338	15,807	5.50%

Other assets	137,532			196,758

Total assets	$1,600,859			$1,336,096

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$794,970	2,138	1.07%	$604,448	2,719	1.78%
Time deposits	423,415	2,354	2.21%	399,902	2,006	1.99%
Borrowings	85,863	1,033	4.77%	66,634	795	4.73%

Total interest-bearing liabilities	1,304,248	5,525	1.68%	1,070,984	5,520	2.04%

Noninterest-bearing transaction accounts	116,974			105,046
Other liabilities	13,738			30,293
Stockholders’ equity	165,899			129,773

Total liabilities and stockholders’ equity	$1,600,859			$1,336,096

Net interest spread			3.46%			3.46%
Net interest income and interest rate margin FTE		$13,422	3.64%		$10,287	3.58%

Tax equivalent adjustment		(51)			(83)

Net interest income		$13,371			$10,204

Ratio of average interest-earning assets to average interest-bearing liabilities	112.2%			106.4%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2010 and 34% for 2009.
(2)	Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended
	September 30, 2010 vs. September 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold and other	$(106)	$74	$(32)
Investment securities	642	(73)	569
Loans	26,486	(23,883)	2,603

Total interest income	$27,022	$(23,882)	$3,140

Interest expense:
Interest-bearing non-maturity deposits	$14,869	$(15,450)	$(581)
Time deposits	122	226	348
Borrowings	231	7	238

Total interest expense	15,222	(15,217)	5

Net interest income	$11,800	$(8,665)	$3,135

Interest income increased approximately $3.1 million, or 19.9%. This increase was caused by approximately $324.0 million or 28.4% increase in the average balance of interest-earning assets, which resulted in approximately $27.0 million increase to interest income. This increase was partially offset by a 36 basis point reduction in average rates that resulted in a reduction of interest income of approximately $23.9 million.

Interest income on investment securities increased approximately $569 thousand, or 113.5%. The average balance of investments held by the Bank increased from $81.9 million at September 30, 2009 to $175.5 million at September 30, 2010, which resulted in an increase of approximately $642 thousand in interest income. The increase in the average balance of investment securities relates primarily to the addition of securities acquired through the Merger as well as additional debt security investments purchased with excess liquidity. Since March 31, 2009, the Company purchased collateralized mortgage obligation securities, government agency step-up securities, and SBA pooled loan securitizations as well as other debt securities. These investments served as an initial way for management to deploy funds received through deposit growth and capital offerings into interest earning assets other than federal funds sold until the proceeds could be used to fund loan growth. This increase is offset by the reduction in the interest rates earned on securities as compared to prior year resulting in a reduction of 1 basis point on the average rate and a reduction of interest income of $73 thousand.

Average yields on loans decreased 38 basis points or 6.4%, from 5.95% during the third quarter of 2009 to 5.57% during the third quarter of 2010. The Federal Reserve maintained the intended federal funds target rate between 0.08% and 0.25% during both quarters ended September, 30, 2010 and 2009. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Fixed rate loans, which represent approximately 23% of total average loans held at September 30, 2010, do not reprice when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 87% of our total average variable rate loans at September 30, 2010 contain interest rate floors. Conversely, any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $5 thousand, or 0.1% during the third quarter of 2010 compared to the same period in 2009. This relatively small increase was caused by approximately $233.3 million or 21.8% increase in the average balance of interest-bearing liabilities, which resulted in approximately $15.2 million increase to interest expense. This increase, however, was predominately offset by a 36 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $15.2 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the Merger and management’s efforts to reduce rates paid on deposits while still remaining competitive in our markets.

In future periods, assuming a prolonged flat or declining interest rate environment, we expect an increase in the total amount of net interest income driven by continued growth in average interest-earning assets, the continued use of floors in our variable rate commercial loan portfolio, further migration of assets from federal funds to loans and investments and the continued repricing of a portion of our interest-bearing deposit portfolio into lower rate products. Furthermore, we continue to reduce rates paid on interest-bearing liabilities through reductions during the end of the third quarter to rates paid on deposits. Any significant changes such as movement in interest rates set by the Federal Reserve, changes in the performance of our interest earning assets, the continued repricing of assets, and the inability to move deposit rates in similar increments as earning asset rates may mitigate this benefit in the future. Also, our strategy to extend the duration of our time deposit portfolio during this low interest rate environment may also offset benefits to the margin.

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

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2010 and 2009 (in thousands):

	Three months ended
	September 30,
	2010	2009
Balance at beginning of period	$11,619	$7,965
Provision for loan losses	1,600	800
Charge-offs
Commercial:		(270)
Industrial	(113)	(65)
Real estate	—	(37)
Construction	—
Consumer:
Home equity line	(65)	—
Other	(62)	(8)
Residential mortgage	(271)	(7)

Total charge-offs	(511)	(387)

Recoveries
Commercial:
Industrial	6	11
Real estate	—	—
Construction	—	1
Consumer:
Home equity line	—	—
Other	1	—
Residential mortgage	2	—

Total recoveries	9	12

Net charge-offs	(502)	(375)

Balance at end of period	$12,717	$8,390

We continue to operate in a challenging economic environment. We have increased our allowance for loan loss in accordance with our assessment process, which took into consideration risks related to the overall composition of our loan portfolio, the status of the current economic environment and other qualitative factors, and the results of management’s risk assessment process over delinquent and problem loans. The provision for loan losses for the three months ended September 30, 2010 totaled $1.6 million, an increase of $800 thousand compared to the same period in 2009. The gross loan charge-offs that were applied to the allowance for loan loss during the three months ended September 30, 2010 consisted of 7 commercial industrial loans, 2 consumer home equity lines, 2 other consumer loans and 6 mortgage loans totaling $511 thousand. Net allowance for loan loss charge-offs were 0.16 % of average loans as of the third quarter 2010 on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.96% at September 30, 2010, compared to 0.85% at December 31, 2009.

The following table presents changes in the credit quality adjustment on loans purchased for the three months ended September 30, 2010 and 2009 (in thousands):

	Three months ended
	September 30,
	2010	2009
Balance at beginning of period	$1,676	$3,639
Credit fair value adjustment mark	—	—
Amortization	(95)	(249)
Charge-offs
Commercial:
Industrial	(50)	(30)
Real estate	—	—
Construction	—	—
Consumer:
Home equity line	(5)	(5)
Other	(45)	(75)
Residential mortgage	—	(22)

Total charge-offs	(100)	(132)

Recoveries
Commercial:
Industrial	8	4
Real estate	—	—
Construction	—	—
Consumer:
Home equity line	—	—
Other	20	7
Residential mortgage	—	2

Total recoveries	28	13

Net charge-offs	(72)	(119)

Balance at end of period	$1,509	$3,271

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the three months ended September 30, 2010 consisted of 3 commercial industrial, 1 consumer home equity lines, and 10 other consumer loans totaling $100 thousand. Net credit mark charge-offs were 0.02% of average loans as of the third quarter 2010 on an annualized basis.

The total gross loan charge-offs during the three months ended September 30, 2010 consisted of 31 loans totaling $611 thousand. Net total loan charge-offs were 0.18% of average loans as of the third quarter of 2010 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan loss, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.07% at September 30, 2010, compared to 1.11% at December 31, 2009. See an explanation of the Non-GAAP measures later in this filing on page 46 within Management’s Discussion and Analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at September 30, 2010. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at September 30, 2010. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest margin, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

Non-interest income was approximately $3.1 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively.

The following table presents the components of non-interest income (in thousands):

	September 30,	September 30,	Increase (Decrease)
	2010	2009	$	%
Service charges on deposit accounts	$832	$625	$207	33.1%
Other service charges, commissions and fees	581	566	15	2.7%
Gain on sale of mortgage loans originated for sale	656	334	322	96.4%
Gain (loss) on sale of other interest earning assets	265	(113)	378	334.5%
Income from bank owned life insurance	599	283	316	111.7%
Other income	148	115	33	28.7%

Total non-interest income	$3,081	$1,810	$1,271	70.2%

The $1.3 million or 70.2% increase in total non-interest income is attributable primarily to the increase in service charges on deposit accounts, gain on sale of mortgage loans originated for sale, gain on sale of other interest earning asset and income from banked owned life insurance. The increase in service charges relates to a 21.8% increase in average deposits compared to third quarter 2009. The increase in the gain on sale of mortgage loans originated was primarily due to the increase in the volume of mortgage loans originated for sale during the third quarter of 2010 compared to the third quarter of 2009. Gain on sale of other interest earning assets increased due to the increase in the sales and calls of debt investment securities during third quarter of 2010 as compared to the third quarter of 2009. Income from bank owned life insurance increased as a result the appreciation in the cash surrender value of life insurance contracts, which was positively impacted by the purchase of $12.0 million in bank owned life insurance during the second quarter 2010.

Non-Interest Expense

The following table presents the components of non-interest expenses (in thousands):

	September 30,	September 30,	Increase (Decrease)
	2010	2009	$	%
Salaries and employee benefits	$5,554	$4,237	$1,317	31.1%
Occupancy and equipment	1,805	1,462	343	23.5%
Amortization of intangible assets	160	177	(17)	(9.6)%
FDIC insurance premiums	564	409	155	37.9%
Advertising and promotion	231	204	27	13.2%
Data processing	740	627	113	18.0%
Professional service fees	385	305	80	26.2%
Other operating expenses	1,519	963	556	57.7%
Merger related expenses	117	310	(193)	(62.3)%

Total non-interest expenses	$11,075	8,694	$2,381	27.4%

Salary and employee benefits increased $1.3 million or 31.1%. Salaries increased by $902 thousand while employee benefits increased by $413 thousand. The increased level of salary expense was driven by personnel costs in connection with our branch expansion during 2009 and the first nine months of 2010. Additionally, we continued to add personnel to our operations, finance, credit, and lending departments to support our balance sheet growth and in preparation for the pending acquisition of First Chester. The Company also incurred approximately $117 thousand related to the adoption of a deferred compensation plan for certain executive officers during the previous quarter. We also incurred general merit increases for all eligible employees between September 30, 2009 and September 30, 2010. These increases were partially offset by a reduction in the bank performance incentive bonus accrual compared to second quarter of 2009 based on the level of achievement of the relative performance metrics within the bonus plan.

Occupancy and equipment expense increased $343 thousand or 23.5%. The increase in occupancy and equipment expense related to the addition of four branch offices during 2009 and 2010 and the lease of the corporate center office space entered into during the third quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At September 30, 2010, the Bank had approximately $1.1 billion in FDIC-insured deposits compared to $874.3 million at September 30, 2009.

Professional service expenses increased $80 thousand or 26.2% and data processing expense increased $113 thousand or 18.0%. These increases are directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank, between September 30, 2009 and September 30, 2010.

Other operating expenses increased $556 thousand or 57.7%. The increase was primarily due to increases in Pennsylvania bank shares taxes, credit reports/appraisal expenses, telephone and postage expense, filing/recording expenses, ATM/Debit card fees, and contribution/donations of $134 thousand, $126 thousand, $118 thousand, $48 thousand, $48 thousand and $45 thousand, respectively.

Income Tax Expense

Income tax expense was $1.3 million and $820 thousand for the three month ended September 30, 2010 and 2009, respectively. Our effective tax rate for the third quarter of 2010 was 33.8%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities. Our effective tax rate was 32.5% for the three months ended September 30, 2009. The statutory tax rates for 2010 and 2009 were 35.0% and 34.0%, respectively.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Net Interest Income

Net interest income increased $13.6 million or 55.2% to approximately $38.3 million for the first nine months of 2010, as compared to approximately $24.7 million for the same period in 2009. The $13.6 million increase in net interest income includes $3.6 million as a result of the net contribution from interest-earning assets and interest-earning liabilities derived from the Tower division acquired in the Merger, which was not included in the first three months of 2009 results of operations. Excluding the effect of the Merger, net interest income, net of corporate interest expense, increased by $10.0 million or 40.8% over the nine months ended September 30, 2009. Net interest income as a percentage of net interest income plus non-interest income was 83.5% for the nine month ended September 30, 2010, compared to 81.9% for the same period in 2009.

The following table provides a comparative average balance sheet and net interest income analysis for the nine month period ended September 30, 2010 as compared to the same period in 2009. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a Federal tax rate of 35% for 2010 and 34% for 2009.

	For the Nine Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$20,010	$98	0.65%	$34,766	$83	0.32%
Investment securities (1)	181,018	3,358	2.48%	50,043	1,058	2.83%
Loans(2)	1,202,259	51,632	5.74%	874,933	38,789	5.93%

Total interest-earning assets	1,403,287	55,088	5.25%	959,742	39,930	5.56%

Other assets	150,828			115,709

Total assets	$1,554,115			$1,075,451

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$749,017	6,470	1.15%	$454,106	5,560	1.64%
Time deposits	425,697	7,175	2.25%	353,136	7,822	2.96%
Borrowings	85,691	2,985	4.66%	62,363	1,734	3.72%

Total interest-bearing liabilities	1,260,405	16,630	1.77%	869,605	15,116	2.32%

Noninterest-bearing transaction accounts	114,534			79,974
Other liabilities	14,138			27,365
Stockholders’ equity	165,038			98,507

Total liabilities and stockholders’ equity	$1,554,115			$1,075,451

Net interest spread			3.48%			3.24%
Net interest income and interest rate margin FTE		$38,458	3.66%		$24,814	3.46%

Tax equivalent adjustment		(135)			(123)

Net interest income		$38,323			$24,691

Ratio of average interest-earning assets to average interest-bearing liabilities	111.3%			110.4%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2010 and 34% for 2009.
(2)	Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Nine Months Ended
	September 30, 2010 vs. September 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold	$(85)	$100	$15
Investment securities	2,640	(340)	2,300
Loans	15,858	(3,015)	12,843

Total interest income	$18,413	$(3,255)	$15,158

Interest expense:
Interest-bearing non-maturity deposits	$4,654	$(3,744)	$910
Time deposits	2,791	(3,438)	(647)
Borrowings	746	505	1,251

Total interest expense	8,191	(6,677)	1,514

Net interest income	$10,222	$3,422	$13,644

Interest income increased approximately $15.2 million, or 38.0%. This increase was caused by approximately $443.5 million or 46.2% increase in the average balance of interest-earning assets, which resulted in approximately $18.4 million increase to interest income. This increase was partially offset by a 31 basis point reduction in average rates that resulted in a reduction of interest income of approximately $3.3 million.

Interest income on investment securities increased approximately $2.3 million, or 217.4%. The average balance of investments held by the Bank increased from $50.0 million at September 30, 2009 to $181.0 million at September 30, 2010, which resulted in an increase of approximately $2.6 million in interest income. The increase in the average balance of investment securities relates primarily to the addition of securities acquired through the Merger as well as additional investments purchased with excess liquidity. Since March 31, 2009, the Company purchased collateralized mortgage obligation securities, government agency step-up securities, and SBA pooled loan securitizations as well as other debt securities. These investments served as an initial way for management to deploy funds received through deposit growth and capital offerings into interest earning assets other than federal funds sold until the proceeds could be used to fund loan growth. This increase is offset by the reduction in the interest rates earned on securities as compared to prior year resulting in a reduction of 35 basis points on the average rate and a reduction of interest income of $340 thousand.

Average yields on loans decreased 19 basis points from 5.93% during the first nine months of 2009 to 5.74% during the first nine months of 2010. The Federal Reserve maintained the intended federal funds target rate between 0.08% and 0.25% during September, 30, 2010 and 2009. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Fixed rate loans, which represent approximately 24% of total average loans held at September 30, 2010, and do not reprice when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 88% of our total average variable rate loans at September 30, 2010 contain interest rate floors. Any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $1.5 million, or 10.0% during the nine months ended September 30, 2010 compared to the same period in 2009. This increase was caused by approximately $390.8 million or 44.9% increase in the average balance of interest-bearing liabilities, which resulted in approximately $8.2 million increase to interest expense. This increase was predominately offset by a 56 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $6.7 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts, time deposits, and borrowings.

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

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
	2010	2009
Balance at beginning of period	$9,695	$6,017
Provision for loan losses	4,950	3,816
Charge-offs
Commercial:
Industrial	(915)	(1,102)
Real estate	(266)	(65)
Construction	—	(150)
Consumer:
Home equity line	(265)	(7)
Other	(291)	(148)
Residential mortgage	(271)	(7)

Total charge-offs	(2,008)	(1,479)

Recoveries
Commercial:
Industrial	75	28
Real estate	—	—
Construction	2	1
Consumer:
Home equity line	—	7
Other	1	—
Residential mortgage	2	—

Total recoveries	80	36

Net charge-offs	(1,928)	(1,443)

Balance at end of period	$12,717	$8,390

We continue to operate in a challenging economic environment. We have increased our allowance for loan loss in accordance with our assessment process, which took into consideration risks related to the overall composition of our loan portfolio, the status of the current economic environment and other qualitative factors, and the results of management’s risk assessment process over delinquent and problem loans. The provision for loan losses for the nine months ended September 30, 2010 totaled $5.0 million, an increase of approximately $1.1 million compared to the same period in 2009. The gross loan charge-offs that were applied to the allowance for loan loss during the nine months ended September 30, 2010 consisted of 15 commercial industrial loans, 2 commercial real estate loans, 1 commercial construction loan, 3 consumer home equity lines, 10 other consumer loans and 6 mortgage loan totaling $2.0 million. Net allowance for loan loss charge-offs were 0.21% of average loans for the first nine months of 2010 on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.96% at September 30, 2010, compared to 0.85% at December 31, 2009.

The following table presents changes in the credit quality adjustment on loans purchased for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended
	September 30,
	2010	2009
Balance at beginning of period	$2,942	$—
Credit fair value adjustment Mark	—	4,044
Amortization	(495)	(520)
Charge-offs
Commercial:
Industrial	(377)	(30)
Real estate	(160)	—
Construction	—	—
Consumer:
Home equity line	(19)	(5)
Other	(210)	(156)
Residential mortgage	(263)	(75)

Total charge-offs	(1,029)	(266)

Recoveries
Commercial:
Industrial	27	4
Real estate	—	—
Construction	—	—
Consumer:
Home equity line	1	—
Other	61	7
Residential mortgage	2	2

Total recoveries	91	13

Net charge-offs	(938)	(253)

Balance at end of period	$1,509	$3,271

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the nine months ended September 30, 2010 consisted of 11 commercial industrial loans, 1 commercial real estate loan, 4 consumer home equity lines, 33 other consumer loans and 5 residential mortgage loans totaling $1.0 million. Net credit mark charge-offs were 0.11% of average loans for the first nine months of 2010 on an annualized basis.

The total gross loan charge-offs during the nine months ended September 30, 2010 consisted of 91 loans totaling $3.0 million. Net total charge-offs were 0.32% of average loans for the first nine months of 2010 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan losses, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.07% at September 30, 2010, compared to 1.11% at December 31, 2009. See an explanation of this Non-GAAP measure later in this filing on page 46 within Management’s Discussion and Analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at September 30, 2010. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at September 30, 2010. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

Non-Interest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest spread, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

Non-interest income was approximately $7.6 million and $5.5 million for the nine months ended September 30, 2010 and 2010, respectively.

The following table presents the components of non-interest income (in thousands):

	September 30,	September 30,	Increase (Decrease)
	2010	2009	$	%
Service charges on deposit accounts	$2,377	$1,506	$871	57.8%
Other service charges, commissions and fees	1,788	1,475	313	21.2%
Gain on sale of mortgage loans originated for sale	1,250	1,182	68	5.8%
Gain on sale of other interest earning assets	260	156	104	66.7%
Income from bank owned life insurance	1,390	725	665	91.7%
Other income	512	431	81	18.8%

Total non-interest income	$7,577	$5,475	$2,102	38.4%

The $2.1 million or 38.4% increase in total non-interest income is attributable to increases in service charges on deposit accounts, other service charges and fees, and income recognized on the cash surrender value of bank owned life insurance. The increase in services charges on deposit accounts and other services charges is due 45.5% increase in average deposits from third quarter 2009. Income from bank owned life insurance increased as a result of appreciation in the cash surrender value of life insurance contracts acquired through the Merger and purchased during the second quarter 2010, as that income would not have been present in the results of operations for the same period of 2009.

Non-Interest Expense

Non-interest expense was approximately $32.7 million and $24.1 million for the nine months ended September 30, 2010 and 2009, respectively. Excluding the effects of merger related expenses and a $920 thousand impairment charge taken on land held for investment, non-interest expense for the nine months ending September 30, 2010 would have totaled approximately $31.5 million, up approximately $9.1 million or 40.6% from $22.4 million for the same period 2009.

The following table presents the components of non-interest expenses (in thousands):

	September 30,	September 30,	Increase (Decrease)
	2010	2009	$	%
Salaries and employee benefits	$15,996	$11,523	$4,473	38.8%
Occupancy and equipment	5,236	3,664	1,572	42.9%
Amortization of intangible assets	496	354	142	40.1%
FDIC insurance premiums	1,500	1,320	180	13.6%
Advertising and promotion	740	422	318	75.4%
Data processing	1,894	1,414	480	33.9%
Professional service fees	1,197	843	354	42.0%
Impairment on fixed assets	920	—	920	n/a
Other operating expenses	4,436	2,858	1,578	55.2%
Merger related expenses	304	1,722	(1,418)	(82.3)%

Total non-interest expenses	$32,719	$24,120	$8,599	35.7%

Salary and employee benefits increased $4.5 million or 38.8%. Salaries increased by $3.0 million while employee benefits increased by $1.5 million. Salaries and employee benefits directly related to the Tower Bank Division branches acquired in the Merger contributed approximately $1.1 million to the increase in salary and benefit expenses for the first nine months of 2010. Additionally, we continued to add additional personnel to our operations, finance, credit, and lending departments to support our balance sheet growth and in preparation for the pending acquisition of First Chester. The Company also incurred $351 thousand related to the adoption of a deferred compensation plan for certain executive officers during 2010. We also incurred general merit increases for all eligible employees between September 30, 2009 and September 30, 2010. These increases were partially offset by a reduction in the bank performance incentive bonus accrual compared to third quarter of 2009 based on the level of achievement of the relative performance metrics within the bonus plan.

Occupancy and equipment expense increased $1.6 million or 42.9%. The increase was partially related to the additional expense attributable to the Tower Bank division’s branches which contributed $579 thousand to occupancy and equipment expense. The remaining building and equipment expense increase related to the addition of four branch offices during 2009 and the first nine months of 2010 and the lease of the corporate center office space during the third quarter of 2009.

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for all well managed, well capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis. At September 30, 2010, we had approximately $1.1 billion in FDIC-insured deposits compared to $874.3 million at September 30, 2009. During the second quarter of 2009, the FDIC imposed a special assessment on all FDIC-insured banks based in the total assets and Tier I capital as of June 30, 2009. At June 30, 2009, the Company recorded an estimated expense for the special assessment of $580 thousand. No special assessment fees were recognized during the first nine months of 2010.

Advertising and promotion expenses increased $318 thousand or 75.4%. The increase in advertising and promotions relates to the Company’s increased advertising costs due to branch openings since prior year, our promotion of new loan and deposit products, and increases in costs related to our checking account rewards program.

Professional service expenses increased $354 thousand or 42.0% and data processing expense increased $480 thousand or 33.9%. These increases are directly related to increased audit, consulting and legal services, along with increased data processing costs given the rapid growth in the Bank, between September 30, 2009 and September 30, 2010.

The impairment of fixed asset expense relates to undeveloped land that was acquired as part of the Merger. The impairment charge was based on a significant drop in the fair value of the land between the time of the Merger, March 31, 2009 and September 30, 2010. The Company owns other no undeveloped land as of September 30, 2010.

Other operating expenses increased $1.6 million or 55.2%. The portion of the increase that can be attributed directly to the Tower Bank branches equaled $113 thousand for the nine months ended September 30, 2010. The remaining increase was primarily due to increases in Pennsylvania bank shares taxes, credit report and appraisal fees, ATM/Debit fees, filing/recording expenses, contributions/donations, internal meeting expenses, and other than temporary impairment losses of $412 thousand, $201 thousand, $99 thousand, $65 thousand, $63 thousand, $64 thousand and $70 thousand, respectively, offset by decline in other expenses related to the early retirement of debt of $119 thousand during the second quarter 2009.

Income Tax Expense

Income tax expense was $2.6 million for the nine months ended September 30, 2010. For the nine month ended September 30, 2009, the income tax benefit was $577 thousand. Our effective tax rate for the six months ended September 30, 2010 was 32.2%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividend deductions for dividends paid on ESOP shares and earnings from tax-exempt securities. Our effective tax rate was 25.9% for the nine months ended September 30, 2009. The statutory tax rates for 2010 and 2009 were 35.0% and 34.0%, respectively.

Financial Condition

Total Assets

Total assets increased by $148.3 million, or 10.1%, from December 31, 2009 to September 30, 2010. The increase is primarily due to the increase in net loans of $180.2 million, offset by the decline in cash and equivalent of $4.3 million and securities held for sale of $44.4 million.

Loans, net

Our gross loan balance grew by $183.2 million, or 16.1%, to $1.32 billion as of September 30, 2010. During the first nine months of 2010, new loan originations totaled $268.3 million. These new loans were offset by a net decrease in existing loan balances of $81.7 million. The net decrease in existing loan balances during the first nine months included the net decrease of approximately $14.7 million of mortgages previously held in the Company’s loan portfolio. Management believes that there continues to be opportunities to bring quality existing credits into our bank from our competitors, coupled with demand for commercial and consumer loans to credit qualified businesses and individuals within the Company’s market areas, which management anticipates will result in additional loan growth.

See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at September 30, 2010 and the changes from December 31, 2009:

	September 30,	December 31,	Increase/(Decrease)
	2010	2009	$	%
	(dollars in thousands)
Commercial:
Industrial	$707,114	$599,708	$107,406	17.9%
Real estate	179,064	159,948	19,116	12.0%
Construction	138,863	102,017	36,846	36.1%
Consumer & other
Home equity lines	85,921	49,239	36,682	74.5%
Other	34,100	36,271	(2,171)	(6.0)%
Residential mortgage	176,555	191,277	(14,722)	(7.7)%

Total Loans	1,321,617	1,138,460	183,157	16.1%
Deferred costs (fees)	(80)	(189)	109	(57.7)%
Allowance for loan losses	(12,717)	(9,695)	(3,022)	31.2%

Net Loans	$1,308,820	$1,128,576	$180,244	16.0%

The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 77.5% and 75.7% of total loans at September 30, 2010 and December 31, 2009, respectively. In addition, we have $104.8 million in loan participations without recourse sold to unaffiliated banks through September 30, 2010, where we maintain the servicing rights with these relationships. Currently, the bank is participating in 33 loans purchased from unaffiliated banks. The total outstanding balance of these loans is $66.5 million. These participations include 16 loans purchased from First National Bank of Chester County at 98.5% of par. The net purchase price of these loans was $51.7 million. The borrowers on all these loans are in-market customers and the Company has not experienced any losses due to nonperformance. During the first nine months of 2010, one of these purchased loans was fully paid off. Currently, the carrying balance of the remaining purchased loans from First National Bank of Chester County is $49.0 million.

Additionally, we have not participated in any shared national credit programs and we do not have any shared national credits in our loan portfolio. We expect continued loan growth in the future, as we focus on serving the credit needs of our market areas, while exercising prudent underwriting standards considering the economic uncertainties that are expected to continue.

The following is a summary of our lending activities based on our current loan portfolio

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

Additionally, we offer construction and land development financing secured by the corresponding real estate and other collateral as necessary to meet our underwriting standards. Terms for construction and land development financing vary based on the depth of the project usually requiring a maximum loan-to-value ratio of 65% to 80% and a term typically ranging from 12 to 36 months. The construction/development loan application process includes the same criteria which are required for our permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. We use these items as an additional basis to determine the appraised value of the subject property. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction and subsequent pro-forma lease-up. Additional underwriting considerations for these projects include but are not limited to, market analysis, the borrower’s debt service capacity during the project, environmental evaluations, and pre-sale activity.

Residential Real Estate Lending

The majority of the residential mortgage loans on our balance sheet have been acquired through the Merger. We originate mortgage loans through our subsidiary, Graystone Mortgage, LLC, to enable our customers to finance residential real estate, both owner occupied and non-owner occupied, in our primary market areas. We generally offer traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly payment options, that have maturities up to 30 years, and maximum loan amounts generally up to $750 thousand.

We generally sell newly originated conventional 15 to 30 year fixed-rate loans as well as FHA and VA loans in the secondary market to wholesale lenders. Our LTV requirements for residential real estate loans vary depending on the secondary market investor. Loans with LTVs in excess of 80% are required to carry private mortgage insurance. We generally originate loans that meet accepted secondary market underwriting standards.

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

Consumer Loans

We offer a variety of fixed-rate installment and variable rate line-of-credit consumer loans, including direct automobile loans as well as personal secured and unsecured loans. Terms of these loans range from 6 months to 72 months and generally do not exceed $50 thousand. Secured loans are collateralized by vehicles, savings accounts, or certificates of deposit. We only approve unsecured loans for our more creditworthy customers.

Loan Portfolio Performance

The table below sets forth, for the periods indicated, information with respect to our non-accrual loans, accruing loans greater than 90 days past due, total nonperforming loans, other real estate owned, total nonperforming assets, and selected asset quality ratios.

	September 31,	December 31,
	2010	2009
	(dollars in thousands)
Total loans outstanding, net of unearned income	$1,334,388	$1,146,305
Daily average balance of loans	1,202,259	909,476

Non-accrual loans	$13,757	$4,718
Accruing loans greater than 90 days past due	1,529	2,106

Total non-performing loans	15,286	6,824

Other real estate owned	879	927

Total non-performing assets	16,165	7,751

Allowance for loan losses	12,717	9,695
Credit fair value adjustment on loans purchased	1,509	2,942

Adjusted (Non-GAAP) allowance for loan losses	$14,226	$12,637

Non-accrual loans to total loans(1)	1.04%	0.41%
Non-performing assets to total assets	1.00%	0.53%
Non-performing loans to total loans(1)	1.15%	0.60%
Allowance for loan losses to total loans(1)	0.96%	0.85%
Adjusted (Non-GAAP) allowance for loan losses to total loans(1)	1.07%	1.11%

Allowance for loan losses to non-performing loans	83.19%	142.07%
Adjusted (Non-GAAP) allowance for loan losses to non-performing loans	93.07%	185.18%

(1)	Total loans balance excludes purchased impaired loans accounted for under SOP 03-3 acquired as part of the merger between Tower Bancorp Inc. and Graystone Financial Corp. The total balance of these loans is $6,470 as of September 30, 2010, $6,200 as of December 31, 2009.

GAAP requires that expected credit losses associated with loans obtained in an acquisition be reflected at fair value as of each respective acquisition date and prohibits the carryover of the acquired entity’s allowance for loan losses. Accordingly, the Company’s management believes that presentation of the adjusted (Non-GAAP) allowance for loan losses, consisting of the allowance for loan losses plus the credit fair value adjustment on loans purchased in merger transactions, is useful for investors to understand the complete allowance that is recorded as a representation of future expected losses over the Company’s loan portfolio

The accounting estimates for loan losses are subject to changing economic conditions. At September 30, 2010, the non-accrual loans totaled $13.8 million compared to $4.7 million at December 31, 2009. Of the $13.8 million of total non-accrual loans at September 30, 2010, $11.6 million or 84.1% related to commercial loans, $124 thousand or 0.9% to consumer loans and $2.1 million or 15.0% to residential mortgage loans. When analyzing the non-accrual loans on an individual basis, the increase included one commercial relationship filing for Chapter 11 bankruptcy protection during the first quarter of 2010. The total loan relationship to this customer is $5.0 million as of September 30, 2010.

As of September 30, 2010, we had total impaired loans of $18.1 million. Included in impaired loans are loans on which management has stopped accruing interest in accordance with our loan accounting policy and impaired loans purchased as a result of the Merger. Management discontinues the accrual of interest on a loan when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. The impaired loan balance includes $4.3 million of impaired loans acquired as part of the Merger, which were recorded at their individual fair values at the time of Merger as determined based on management’s estimate of future cash flows. For the remaining impaired loans, management performed an evaluation of the anticipated cash flow from the sale of collateral to determine that the value of the collateral exceeded the carrying amount of the loan. Based on these evaluations, management has determined that a reserve of $200 thousand is required against the impaired loans at September 30, 2010.

Management has performed a detailed review of the non-performing loans and of their related collateral and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. It is our policy that non-performing loans will remain classified as non-performing until such time that the loan becomes current on all principal and interest payments and remains current for a period of six months. For loans where the original terms have been modified, we would not consider the modified loan to be performing until the borrower demonstrates their performance under the modified terms for a period of at least six months.

During 2009 and the first nine months of 2010, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of real estate values as a result of an economic downturn. In addition, the prolonged economic downturn present throughout 2009 and continuing into 2010 has resulted in increased delinquencies in our loan portfolio. Through our loan approval process and diligent loan monitoring, we have experienced a relatively low percentage of non-performing loans when compared to the total amount of loans.

Other real estate owned consists of eight properties totaling $879 thousand at September 30, 2010. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Securities Available for Sale

The following table presents the amortized cost and fair value of investment securities for the September 30, 2010 and December 31, 2009 in thousands.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Equity securities	$120	$120	$1,156	$1,132
U.S. Government sponsored agency securities	27,040	27,079	56,437	56,384
U.S. Government sponsored agency mortgage backed securities	11,830	11,931	9,109	9,116
Collateralized mortgage obligations	73,626	74,683	93,058	92,485
Municipal bonds	10,929	11,341	7,093	7,188
Municipal bonds – taxable	10,360	10,374	12,917	12,910
SBA loan pool investments	9,765	9,900	10,710	10,638

Total securities available for sale	$143,670	$145,428	$190,480	$189,853

At September 30, 2010, total available for sale securities were $145.4 million, a decrease of $44.4 million from total available for sale securities of $189.9 million at December 31, 2009. During the first nine months of 2010, the Bank purchased $73.8 million in securities, offset by the net sales, calls, pay downs and maturities of $119.6 million and a net increase in market value of securities of $1.6 million. Proceeds from the sale and maturity of securities were used as a source of funding for new loans during the quarter. Since March 31, 2009, we have purchased debt securities and sold various debt and equity securities to realign the holdings within the investment portfolio to our overall investment strategy.

Bank-owned Life Insurance

At September 30, 2010, the total cash surrender value of the bank-owned life insurance (“BOLI”) was $37.9 million. The Company purchased $12.0 million of BOLI during the second quarter of 2010. The BOLI was purchased as a means to offset a portion of current and future employee benefit costs. The Bank’s deposits and proceeds from the sale of investment securities were used to fund the BOLI. Earnings from the BOLI are recognized as other income and are treated as tax-free earnings. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage to the Company.

Deposits

Total deposits at September 30, 2010 were $1.36 billion, an increase of $139.2 million from total deposits of $1.22 billion at December 31, 2009.

The table below displays the increases in deposits by type at September 30, 2010 as compared to December 31, 2009. All dollar amounts are in thousands.

	September 30, 2010		December 31, 2009		Increase/Decrease
	Amount	%	Amount	%	Amount	%
Noninterest-bearing transaction accounts	$125,174	9.2%	$119,116	9.8%	$6,058	5.1%
Interest checking accounts	124,106	9.2%	110,356	9.0%	13,750	12.5%
Money market accounts	604,151	44.6%	477,292	39.2%	126,859	26.6%
Savings accounts	70,138	5.2%	87,117	7.2%	(16,979)	(19.5)%
Time deposits of $100,000 or greater	145,694	10.7%	130,938	10.8%	14,756	11.3%
Time deposits, other	286,454	21.1%	291,650	24.0%	(5,196)	(1.8)%

Total deposits	$1,355,717	100.0%	$1,216,469	100.0%	$139,248	11.4%

The Company continues to manage the size, mix, and cost of the deposit portfolio with the goal of lowering current deposit costs and positioning the cost of the portfolio in the future. In-market non-maturity deposits have increased by $129.7 million between December 31, 2009 and September 30, 2010. In-market time deposits increased $9.6 million between December 31, 2009 and September 30, 2010. The Company realized a decrease of 19 basis points in the three-month weighted average rate of in-market deposits between December 31, 2009 and September 30, 2010.

The Company has used various brokered deposit products as tools to manage deposit costs, interest rate risk, and the mix of deposits. The money market accounts include $68.9 million and $23.1 million of brokered money market deposits at September 30, 2010 and December 31, 2009, respectively. The brokered money market products are indexed to the one-month LIBOR and provide an effective funding source for LIBOR-indexed lending. The time deposits include $79.4 million and $38.0 million of brokered certificates of deposit at September 30, 2010 and December 31, 2009, respectively. The total brokered time deposits include reciprocal brokered time deposits of $41.2 million and $15.0 million at September 30, 2010 and December 31, 2009, respectively. Overall, total brokered deposits increased to $148.3 million or approximately 10.9 % of our total deposits at September 30, 2010 as compared to $61.1 million or 5.0% of total deposits at December 31, 2009. Total brokered deposits, exclusive of reciprocal deposits, represented 7.9% and 3.8% of total deposits, respectively at September 30, 2010 and December 31, 2009. Though brokered deposits exclusive of reciprocal deposits are currently less than 10.0% of total deposit, any significant unforeseen changes to the deposit portfolio could cause the brokered deposits to exceed 10.0%, exposing the Company to additional FDIC assessment fees.

Money market deposits at September 30, 2010 increased by $126.9 million or 26.6% from December 31, 2009 as a result of an increase in in-market growth of $81.1 million and brokered money market deposits of $45.8 million. Time deposit balances at September 30, 2010 increased by $9.7 million or 2.3% from December 31, 2010. This net decrease reflected a decrease of $31.6 million of in-market time deposits and an increase of $41.3 million of out-of-market brokered deposits. The Company realized a decrease of 22 basis points in the three-month weighted average rate of time deposits between December 31, 2009 and September 30, 2010. Time deposits represent 31.9% of total deposits at September 30, 2010 compared to 34.8% of total deposits at December 31, 2009.

During the third quarter of 2010, the Company reduced the interest rate paid on certain savings products to better align the pricing strategies of non-maturity deposit products. As a result of the pricing changes, a portion of the balances in the savings product shifted to the money market products.

The average balances and weighted average rates paid on deposits for the first nine months of 2010 and 2009 are presented in the table below (dollars in thousands):

	September 30, 2010		September 30, 2009		Increase/(Decrease) in average balance
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Noninterest-bearing transaction accounts	$114,534	N/A	$79,974	N/A	$34,560	43.2%
Interest checking accounts	114,829	0.43%	57,901	0.61%	56,928	98.3%
Money market accounts	551,394	1.40%	308,719	1.81%	242,675	78.6%
Savings accounts	82,794	0.52%	87,486	1.71%	(4,692)	(5.4)%
Time deposits	425,697	2.25%	353,136	2.96%	72,561	20.5%

Total	$1,289,248	1.42%	$887,216	1.97%	$402,032	45.3%

As reflected above, we have decreased the average rate on our total deposits by 55 basis points between the first nine months of 2010 and the first nine months of 2009. Although we operate in a very competitive environment for deposits, we have been able to grow our deposits from an average of $887.2 million to $1.29 billion between the nine months ended September 30, 2009 and the nine months ended September 30, 2010 as a result of acquisition-related growth, organic growth and the strategic use of brokered deposits.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased by $255 thousand to $5.0 million at September 30, 2010 from $5.3 million at December 31, 2009. The decrease in short-term borrowings was due to the maturity of FHLB advances of $5.3 million during the third quarter of 2010 offset by the reclassification of FHLB advances from long-term debt to short-term borrowing of $5.0 million. At December 31, 2009 and September 30, 2010, short-term borrowings consisted of advances from the Federal Home Loan Bank of Pittsburgh and current obligations under capital leases. Advances from the Federal Home Loan Bank of Pittsburgh totaled $5.0 million and $5.3 million as of September 30, 2010 and December 31, 2009, respectively. The current obligation under capital leases was $37 thousand and $42 thousand as of September 30, 2010 and December 31, 2009, respectively.

Long-term debt increased by $6.7 million to $72.4 million at September 30, 2010 compared to $65.7 million at December 31, 2009. The increase in long-term debt was caused by the issuance of $12.0 million in subordinated debt during February of 2010 bearing interest at a 9.0% annual interest rate with a term of 65 months offset about the reclassification of FHLB Advances to short-term borrowings. At September 30, 2010, long-term debt consisted of $48.8 million in advances from the FHLB that had a maturity of greater than one year, $21.0 million of subordinated debt and $2.7 million in obligations under capital leases. The total average rate incurred on borrowings and securities sold under agreement to repurchase during the first nine months of 2010 was 4.66% compared to an average rate of 3.72% during the first nine months of 2009.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity increased $1.9 million or 1.2%, from $163.9 million at December 31, 2009 to $165.8 million at September 30, 2010. The increase of $1.9 million was due to equity proceeds received from the Dividend Reinvestment and Stock Purchase Plans and an increase in accumulated other comprehensive income offset by the increase in accumulated deficit. The increase in accumulated comprehensive income is attributed to the unrealized gains on available for sale securities of $1.6 million, net of tax. The change in accumulated deficit is due to dividends declared of $6.0 million to our shareholders offset by net income of $5.6 million.

The Company is subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2010, the Company and the Bank met the minimum requirements. In addition, capital ratios of the Company and the Bank exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

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

The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

Graystone Tower Bank	September 30, 2010	December 31, 2009	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	13.16%	14.43%	8.00%
Tier I Capital (to Risk Weighted Assets)	12.22%	13.58%	4.00%
Tier I Capital (to Average Assets)	10.38%	11.13%	4.00%

Tower Bancorp, Inc.	September 30, 2010	December 31, 2009	Minimum Capital Adequacy
Total Capital (to Risk Weighted Assets)	13.18%	14.53%	8.00%
Tier I Capital (to Risk Weighted Assets)	11.12%	13.05%	4.00%
Tier I Capital (to Average Assets)	9.45%	10.70%	4.00%

Management believes, as of September 30, 2010, that the Company and the Bank met all capital adequacy requirements to which it is subject.

The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the Merger, $24.4 million of accumulated earnings related to the pre-merger retained earnings of the

Company, were transferred and reclassified into additional paid-in capital. Based on the approval from the Pennsylvania Department of Banking, this amount is available for cash dividends and may be declared and paid in future periods. The current balance of retained earnings available for payment of dividends equals $24.8 million at September 30, 2010. During the first nine months of 2010, the Company declared a dividend of $0.84 per share which totaled $6.0 million.

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide our shareholders with the opportunity to use cash dividends, as well as optional cash payments up to $50,000 per quarter, to purchase additional shares of Company common stock. The Company has reserved 1,000,000 shares of common stock, no par value, for issuance under the Plan. At the discretion of the Company, shares may be purchased under the Plan directly from the Company or in open market purchases from others by the plan agent. The purchase price for shares purchased from the Company with reinvested dividends is 95% of the fair market value of the Company’s common stock on the investment date. The purchase price for shares purchased with voluntary cash payments or any open market purchases is 100% of the fair market value of the Company’s common stock on the investment date. During the first nine months of 2010, approximately $533 thousand in capital has been raised under the Plan. As of September 30, 2010, the Plan has raised approximately $937 thousand since plan inception.

Also during the second quarter of 2009, the Company’s Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide our employees with the opportunity to purchase shares of Company common stock directly from the Company. The purchase price for shares purchased under the Employee Plan is 95% of the fair market value of the Company’s common stock on the purchase date. During the first nine months of 2010, approximately $97 thousand in capital has been raised under the Employee Plan. As of September 30, 2010, the Employee Plan has raised approximately $162 thousand since plan inception.

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

As of September 30, 2010, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $580.3 million of which $54.1 million (exclusive of the unamortized fair value adjustment to FHLB borrowings assumed in the Merger) was used in the form of borrowings. Accordingly, we had unused borrowing capacity of $526.2 million at the FHLB. Based on the FHLB capital stock owned by the Bank as of September 30, 2010 and the capital stock requirements of the FHLB that became effective July 1, 2010, we can access approximately $24.4 million of funding without the need to purchase additional FHLB stock. As of September 30, 2010, we had federal funds lines availability (committed and discretionary) at five correspondent banks totaling $55.5 million. There were no funds drawn upon these facilities as of September 30, 2010.

We participate in obtaining wholesale funding sources in addition to core demand deposits as described above. As of September 30, 2010 and December 31, 2009, total brokered deposits, excluding CDARS, represented 7.9% and 3.8%, respectively, of total deposits. Brokered deposits, exclusive of CDARS, are generally comprised of money market accounts that are indexed to one-month LIBOR and time deposits. We have issued brokered time deposits, exclusive of CDARS, in maturities beyond four years as a means of extending the composite maturity structure of the time deposit portfolio.

At September 30, 2010, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $140.8 million or 10.4% of total deposits. This compares to $204.3 million, or 16.8%, of total deposits, at December 31, 2009.

Management is of the opinion that its liquidity position at September 30, 2010, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

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

The interest rate characteristics and interest repricing characteristics of the loan portfolio at September 30, 2010 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristic	Percentage of Portfolio
Fixed-rate loans	22.9%
Adjustable-rate loans	32.7%
Variable-rate loans	44.4%

Total	100.0%

Repricing Structure	Percentage of Portfolio
One month or less	41.4%
Two to six months	7.8%
Six to twelve months	6.1%
One to two years	6.2%
Two to three years	11.4%
Three to five years	15.7%
Greater than five years	11.4%

100.0%

As of September 30, 2010, the loan portfolio contained $592.5 million of loans in the variable-rate interest mode. Of these loans, 85.8% had interest rate floors. The majority of these loans are indexed to prime, 1-Month LIBOR, and 3-Month LIBOR (i.e. the index plus a spread). While the interest rate floors provide the Company with interest rate protection given that the prime rate and LIBOR rates, plus the applicable spread, are substantially below these floors, these loans will not generate incremental income in an upward rising environment until the floors have been surpassed. The compression on net interest margin related to these relationships will be influenced by a number of variables including, but not limited to, the volatility of the respective indices, the speed at which rates rise, and the interest rate sensitivity of deposit costs. To date, we have elected to manage this risk without the use of separate derivative contracts.

As of September 30, 2010, the loan portfolio contained $168.7 million of loans that are indexed to the one-year Treasury rate (i.e. the index plus a spread). Approximately $90.0 million of these loans are scheduled to reprice over the next twelve months. The loans that will reprice over the next twelve months have a current weighted average interest rate of approximately 4.32%. In the current rate environment, these loans will reprice to new rates that are below the current contractual rates thereby putting pressure on net interest margin. In the event that the one-year Treasury rate rises, the loss of interest income from repricing will be lessened. We have been actively encouraging customers to refinance these loans into fixed-rate loans through our mortgage company subsidiary as a means of locking in historically low interest rates. Since December 31, 2009, the mortgage loan portfolio that is indexed to the one-year Treasury rate has been reduced by $18.3 million. We expect to continue this strategy and other initiatives to manage this interest rate risk. Furthermore, we expect that newly originated mortgage loan volume will principally be underwritten and sold into the secondary market through our mortgage subsidiary. To date, we have elected to manage this risk without the use of separate derivative contracts.

During the nine months ended September 30, 2010, the Company adjusted the composition of the loan portfolio to include a higher percentage of variable rate loans. As of September 30, 2010 and December 31, 2009, the percentage loans classified as variable rate was 44.4% and 34.6%, respectively. The shift to more asset-sensitive loans has been intentional and is related to the Company’s management of interest rate risk across time.

As of September 30, 2010, we reported deposit liabilities of approximately $1.36 billion and securities sold under agreements to repurchase of approximately $7.1 million. Comparatively, we reported deposit liabilities of approximately $1.22 billion and securities sold under repurchase agreements of approximately $6.9 million at December 31, 2009.

The maturity structure of the time deposit portfolio as of September 30, 2010, is summarized below.

Certificates of Deposit Maturity Structure	Dollars (millions)	Percentage
One months or less	$24.3	5.6%
Over one month through one year	135.1	31.3%
Over one year through two years	76.9	17.8%
Over two years	195.8	45.3%

Total	$432.1	100.0%

As noted above, approximately $159.4 million of time deposits will mature over the next year. Given existing market conditions, we expect to retain a significant portion of the maturing time deposit portfolio in the form of new time deposits or money market accounts at interest rates that are generally comparable to the current rates of the time deposits maturing over the next year except for that portion of the time deposit portfolio that we target for longer maturities. We are actively seeking to extend the weighted average life of the time deposit portfolio which may result in renewing a portion of the time deposit portfolio at rates that are higher than the rates of time deposits maturing over the next year.

We use several tools to assess and measure its interest rate risk including interest rate simulation analysis that is prepared on a quarterly basis. Each analysis is largely dependent on many assumptions and variables with past behaviors that may not prove to be effective predictors of future outcomes. These assumptions are reviewed on at least a quarterly basis.

Gap Analysis

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

We use the following methodology in computing repricing gap. This methodology is noteworthy given the current interest rate environment. First, we classify variable-rate loans with current interest rates below loan floors as rate sensitive assets. As of September 30, 2010, we have $592.5 million of loans that are currently in the variable rate mode with interest rates indexed to the prime rate, the one-month LIBOR, and the three-month that are subject to contractual floors. The majority of these loans have current interest rates determined by the contractual floors. To the extent that these loans will not reprice until the floor have been pierced (approximately 175 basis points), these loans are technically not rate sensitive. However, for purposes of computing repricing gap, we have treated these loans as rate-sensitive to capture their behavior in more traditional interest rate environments. Second, we have classified all interest-bearing non-maturity deposits as repricing immediately. We believe that this methodology is more conservative in comparison to other methodologies that assume non-maturity deposits reprice across time. We recognize that this methodology has the potential to highlight the inherent weaknesses of repricing gap analysis. For this reason, we emphasize the metrics of net interest income at risk and economic value of equity at risk when evaluating interest rate risk.

At September 30, 2010, our balance sheet was liability sensitive with a cumulative gap ratio at one year of approximately 97.5%. The gap ratio is within policy guidelines. In large part, the liability sensitive position of the balance sheet is due to the increase in transaction, and money market in the deposit portfolio. This is an intentional strategy designed to strengthen on-balance sheet liquidity, acquire lower cost in-market deposits, and address consumer demand for FDIC-insured liquid deposits. Management believes the interest rate sensitivity of the Company’s non-maturity deposit portfolio is less than that of the general market. Accordingly, the lower level of interest rate sensitivity will partially mitigate the general effects of liability sensitivity. As of September 30, 2010, 91.9% of deposits were originated within markets we serve. The table below summarizes the repricing gap of the Company as of September 30, 2010.

Repricing Gap Report as of September 30, 2010 (in thousands)
	1 to 3 Months	3 to 6 Months	6 -12 Months	12 to 24 Months	24 to 36 Months	36 to 60 Months	Greater than 60 Months	Non-rate sensitive	Total
Assets
Cash, due from banks, and Federal funds sold	$17,831	$—	$—	$—	$—	$—	$—	$28,434	$46,265
Securities available for sale	28,031	28,490	29,058	27,251	9,007	5,157	24,568	120	$151,682
Loans	640,437	74,594	126,726	151,915	147,299	126,941	53,759	—	$1,321,671
Other Assets	—	—	—	—	—	—	—	99,225	$99,225

Total Assets	$686,299	$103,084	$155,784	$179,166	$156,306	$132,098	$78,327	$127,779	$1,618,843

Liabilities
Non-interest bearing deposits	$—	$—	$—	$—	$—	$—	$—	$125,174	$125,174
Interest-bearing transaction and savings deposits	798,395	—	—	—	—	—	—	—	$798,395
Time deposits	58,824	46,854	53,500	76,854	21,238	164,607	10,271	—	$432,148

Total deposits	857,219	46,854	53,500	76,854	21,238	164,607	10,271	125,174	$1,355,717
Borrowings, including repurchase agreements	7,126	24	5,050	106	5,115	31,263	35,853	—	$84,537
Other Liabilities	—	—	—	—	—	—	—	12,793	$12,793

Total Liabilities	$864,345	$46,878	$58,550	$76,960	$26,353	$195,870	$46,124	$137,967	$1,453,047

Equity	—	—	—	—	—	—	—	165,796	165,796

Total Liabilities and Equity	$864,345	$46,878	$58,550	$76,960	$26,353	$195,870	$46,124	$303,763	$1,618,843

Period Repricing Gap	(178,046)	56,206	97,234	102,206	129,953	(63,772)	(32,203)	(10,188)	165,796
Period Repricing Gap Percentage	79.4%	219.9%	266.1%	232.8%	593.1%	67.4%	169.8%	92.6%	111.4%
Cumulative Repricing Gap Percentage	79.4%	86.6%	97.5%	107.4%	119.3%	111.3%	113.4%	158.4%	111.4%

Net Interest Income at Risk

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

The table below summarizes the Net Interest Income at Risk modeling results as of September 30, 2010.

	Actual	Policy
Net Interest Income: Up 100 Bps (%)	(0.30)%	20.0%
Net Interest Income: Up 200 Bps (%)	2.34%	20.0%
Net Interest Income: Up 300 Bps (%)	6.17%	20.0%
Net Interest Income: Up 400 Bps (%)	10.44%	20.0%

Net Interest Income: Down 100 Bps (%)	(1.52)%	20.0%

Economic Value of Equity at Risk

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

The table below summarizes the Economic Value of Equity at Risk as of September 30, 2010.

	Actual	Policy
Economic Value of Equity: Up 100 Bps (%)	(6.32)%	20.0%
Economic Value of Equity: Up 200 Bps (%)	(7.48)%	20.0%
Economic Value of Equity: Up 300 Bps (%)	(4.22)%	20.0%
Economic Value of Equity: Up 400 Bps (%)	0.23%	N/A

Economic Value of Equity: Down 100 Bps (%)	12.33%	20.0%

Market Price Risk

As of September 30, 2010, our investment portfolio had a market value of approximately $151.7 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we have a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $120 thousand. At the bank level, the Bank has a portfolio with a market value of approximately $151.6 million comprised of debt securities summarized below and certain restricted investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2009, we had an investment portfolio with a market value of approximately $196.1 million of which $195.0 million was that was held at the bank level and $1.1 million was held at the holding company level.

The investment portfolio held by the Bank decreased $43.4 million during the first nine months of 2010. The decrease was related to $65.9 million of U.S. Government Agency step-up bonds that were called; replacing assets that matured, prepaid, or called; a modest increase in municipal securities; and an increase in the market value of the portfolio as a result of lower interest rates. The maturities and cash flows from these investments have been structured to coincide with the lending activities of the bank. For example, the weighted average life of the bank investment portfolio is 3.0 years. The weighted average life of the bank investment portfolio has extended 0.30 years between December 31, 2009 and September 30, 2010. This extension is largely related to the redemption of investments that were designed to return cash flow to provide a source of funding for the Company’s lending activity in 2010. We believe that the off balance sheet liquidity sources of the bank and the ability to raise in-market deposits at reasonable prices adequately mitigates the cash flow variability of the investment portfolio.

The securities available for sale in the bank portfolio at September 30, 2010 consisted of U.S. Government agency securities, U.S. Government agency mortgage-backed securities; Government National Mortgage Association collateralized mortgage obligations, Small Business Administration loan pools, and municipal bonds. The Government National Mortgage Association collateralized mortgage obligations and Small Business Administration loan pool securities are secured by the full, faith, credit and taxing power of the United States of America and carry a zero risk weighting for regulatory capital purposes.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on our financial position or results of operations. The table below summarizes the effective maturity structure of the portfolio as of September 30, 2010.

	Within 1 year		After 1 year but within 5 years		After 5 years but within 10 years		After 10 years		Total
	(dollars in thousands)
	Fair Value	W/A Yield	Fair Value	W/A Yield	Fair Value	W/A Yield	Fair Value	W/A Yield	Fair Value	W/A Yield
U.S Government agency obligations	$5,000	1.00%	$17,073	1.48%	$5,006	2.23%	$—	—	$27,079	1.53%
State and municipal obligations	693	3.19%	3,981	3.66%	6,939	4.31%	10,102	4.92%	21,715	4.45%
Asset-backed securities (1)	—	—	—	—	—	—	—	—	96,514	2.75%
Other securities (2)	—	—	—	—	—	—	—	—	6,254	0.00%

Graystone Tower Bank Portfolio	$5,693		$21,054		$11,945		$10,102		$151,562	2.77%

Holding company equity investments									$120

Total investment securities									$151,682

(1):	Mortgage-backed securities include agency mortgage-backed securities; Government National Mortgage Association collateralized mortgage obligations, and Small Business Administration loan pools.
(2):	Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on our financial position or results of operations. The Equity Portfolio was acquired as a result of the Merger. As of September 30, 2010, the equity portfolio was comprised of three different equity securities of financial institutions with a market value of $120 thousand. During the third quarter of 2010, the investment portfolio at the holding company level decreased by $238 thousand as a result of selling one equity position and recognizing other-than-temporary-impairment charges of approximately $70 thousand. The total asset sizes of the financial institutions remaining in the portfolio range from approximately $125 million to financial institutions with assets of approximately $485 million. The remaining three financial institutions held in our portfolio are located in the mid-Atlantic region.

Item 4.	Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Tower’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

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

During the quarter ended September 30, 2010, in connection with the execution of the internal audit program with the support of a third-party service provider, Tower continued implementing or changing key procedures, systems, and personnel throughout the organization. The merger with Graystone Financial Corp. also provided for the enhancement of certain management and administrative personnel and staffing, as well as the implementation of certain credit administration, loan review, lending and other control policies and procedures throughout the entire Tower organization. Management believes that these changes will significantly remediate the material weaknesses related to credit administration and documentation identified in Management’s Report on Internal Control over Financial Reporting, as filed with Tower’s annual report on Form 10-K for the year ended December 31, 2008.

Other than the foregoing, there were no changes in Tower’s internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, Tower’s internal control over financial reporting.

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

Despite these efforts, FNB subsequently reported that, as of December 31, 2009, FNB was not in compliance with the leverage capital ratio and the total risk-based capital ratio, and as of March 31, 2010, FNB was not in compliance with the Tier 1 leverage capital ratio established by the IMCRs. As of September 30, 2010, FNB had achieved compliance with the IMCRs.

On August 27, 2010, the board of directors of FNB entered into a formal written agreement with the OCC, which supersedes and replaces the MOU. The formal agreement requires that the board of directors of FNB ensure that FNB takes those actions identified in the MOU (described above), and, in some cases, augments those requirements, such as establishing a written program regarding criticized assets of $750,000 or above, rather than the $1,000,000 threshold referenced in the MOU. In addition, the formal agreement adds a number of new requirements, requiring FNB to: (i) ensure FNB has adequate and competent senior management; (ii) develop and implement a written profit plan to improve and sustain the earnings of FNB; (iii) develop and implement a written program to improve loan portfolio management; (iv) review the methodology for FNB’s allowance for loan and lease losses and establish a program providing for the maintaining of an adequate allowance; and (v) adopt and implement a written interest rate risk policy. Unlike the MOU, the formal agreement is a form of formal enforcement action enforceable by the OCC through several means, including injunctions and the assessment of civil money penalties against FNB, its board of directors and/or its management.

There can be no assurance that the OCC will not take adverse action in the future. If the condition of FNB continues to deteriorate, Tower may lose all or a portion of the funds it invested in First Chester and/or FNB in order to assist it in achieving and maintaining “well-capitalized” status.

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

The acquisition agreement is subject to a number of conditions which must be fulfilled or, to the extent permissible, waived in order to close. Those conditions include: receipt of approval from both First Chester’s and our shareholders, receipt of regulatory approval, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. In particular, it is a condition to our obligation to close the acquisition that: (i) First Chester delinquent loans, as defined in the acquisition agreement, not exceed $90 million as of the last day of the month prior to the closing date; and (ii) FNB shall have received written confirmation from the OCC of the termination of the MOU, such termination to be effective as of or prior to the effective time of the acquisition. The failure of any of the foregoing conditions would allow us to refuse to consummate the acquisition.

Additionally, either party may terminate the acquisition agreement if the acquisition has not been completed on or before December 31, 2010.

There can be no assurance that the conditions to closing the acquisition will be fulfilled or waived or that the acquisition will be completed.

There is substantial doubt about First Chester’s ability to continue as a going concern

Due to First Chester’s financial results, FNB’s failure to comply with the IMCRs as of December 31, 2009 and March 31, 2010, the substantial uncertainty throughout the U.S. banking industry and other matters, there is substantial doubt about its ability to continue as a going concern. Continued operations of First Chester depend on FNB’s ability to comply with the terms of the MOU, the IMCRs and the closing of the acquisition. As of December 31, 2009 and March 31, 2010, FNB met the IMCR threshold for Tier 1 risk-based capital, but was below the IMCR thresholds for Tier 1 leverage and total risk-based capital. As of September 30, 2010, FNB had achieved compliance with the IMCRs.

If First Chester is unable to continue as a going concern, we could lose some, if not all, of our investment in First Chester, and the acquisition may not be consummated. In addition, First Chester’s customers, employees, vendors, correspondent institutions, and others with whom it does business may react negatively to the substantial doubt about its ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding First Chester’s financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and First Chester’s ability to do business with correspondent institutions upon which it relies. Any negative trends or deterioration prior to the acquisition could have an adverse impact on us post-acquisition.

First Chester’s asset quality and/or overall financial condition may continue to deteriorate prior to completion of the acquisition.

Should the asset quality at First Chester deteriorate further, such deterioration may have an adverse effect on First Chester’s financial and capital positions and, upon completion of the acquisition, our financial and capital positions. Additionally, any further deterioration in First Chester’s overall financial condition prior to completion of the acquisition could have an adverse impact on us post-acquisition.

First Chester may be unsuccessful in selling its AHB Division prior to completion of the acquisition, which could result in additional costs to us associated with selling or discontinuing the AHB Division’s mortgage-banking activities, or First Chester may be required to retain contingent liabilities in connection with a sale of the AHB Division which may be deemed material to us.

First Chester, through the American Home Bank Division of FNB (the “AHB Division”), engages in mortgage-banking activities on a nationwide basis. The acquisition agreement requires that First Chester use its best efforts, and shall cause FNB to use its best efforts, to sell, at or prior to the effective time of the acquisition, the AHB Division to one or more purchasers on terms and conditions acceptable to First Chester and us. There can be no assurance that First Chester will be successful in selling the AHB Division prior to the acquisition, and as of the date of this document no agreement of sale has been executed. Additionally, it is possible that, in connection with a sale of the AHB Division, First Chester may be required to retain contingent liabilities not assumed by the purchaser, which liabilities may be material to First Chester or, after the acquisition, to us. If the sale does not occur prior to the acquisition, we intend to sell or discontinue the mortgage-banking operations associated with the AHB Division in an orderly fashion upon completing the acquisition. Selling or discontinuing such activities after the acquisition may result in significant additional, unanticipated costs to us.

The potential costs associated with selling or discontinuing the mortgage-banking operations associated with the AHB Division, as well as the realization of any material contingent liabilities required to be retained by First Chester and, after the acquisition, by us in connection with a sale of the AHB Division, could have a material impact on our results of operations. In addition, we may not be able to maintain or retain licenses, permits, authorizations or approvals currently held by First Chester or FNB related to the AHB Division, which could further increase costs of discontinuing the mortgage-banking operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated as of December 27, 2009 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009)

2.2	First Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation, dated March 4, 2010 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 9, 2010)

2.3	Form of Bank Plan of Merger by and between Graystone Tower Bank and First National Bank of Chester County (Included as Exhibit F to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

2.4	Second Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation dated as of August 25, 2010 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 26, 2010)

2.5	Third Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation dated as of October 28, 2010 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 2, 2010)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Amendment to Limited Waiver dated July 26, 2010, relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

10.2	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan

10.3	Form of Restricted Stock Agreement under the Tower Bancorp, Inc. 2010 Stock Incentive Plan

10.4	Letter Agreement between Graystone Tower Bank and First Chester County Corporation dated October 28, 2010 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2010)

10.5	Letter Agreement between Tower Bancorp, Inc. and First Chester County Corporation dated October 28, 2010 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 2, 2010)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date: November 9, 2010	By:	/s/ Andrew S. Samuel
Andrew S. Samuel
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Mark S. Merrill
Mark S. Merrill
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated as of December 27, 2009 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009)

2.2	First Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation, dated March 4, 2010 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 9, 2010)

2.3	Form of Bank Plan of Merger by and between Graystone Tower Bank and First National Bank of Chester County (Included as Exhibit F to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2)

2.4	Second Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation dated as of August 25, 2010 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 26, 2010)

2.5	Third Amendment to Agreement and Plan of Merger by and between Tower Bancorp, Inc. and First Chester County Corporation dated as of October 28, 2010 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 2, 2010)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Amendment to Limited Waiver dated July 26, 2010, relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

10.2	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan

10.3	Form of Restricted Stock Agreement under the Tower Bancorp, Inc. 2010 Stock Incentive Plan

10.4	Letter Agreement between Graystone Tower Bank and First Chester County Corporation dated October 28, 2010 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 2, 2010)

10.5	Letter Agreement between Tower Bancorp, Inc. and First Chester County Corporation dated October 28, 2010 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 2, 2010)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)