Form 10-Q
period 2011-03-31
TOWER BANCORP INC
filed 2011-05-10
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011,

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,993,501 as of April 29, 2011.

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$111,326	$219,741
Federal funds sold	37,038	28,738

Cash and cash equivalents	148,364	248,479
Securities available for sale	208,054	102,695
Restricted investments	13,971	14,696
Loans held for sale	40,565	147,281
Loans, net of allowance for loan losses of $15,116 and $14,053	2,033,456	2,058,191
Premises and equipment, net of accumulated depreciation of $7,646 and $6,118	55,753	56,388
Accrued interest receivable	7,346	7,856
Deferred tax asset, net	20,283	19,526
Bank owned life insurance	40,074	39,670
Goodwill	18,041	16,750
Other intangible assets, net of accumulated amortization of $1,621 and $1,188	7,060	7,493
Other real estate owned	3,477	4,647
Other assets	19,570	23,617

Total assets	$2,616,014	$2,747,289

Liabilities and equity
Liabilities
Deposits:
Non-interest bearing	$301,042	$301,210
Interest bearing	1,926,887	1,998,688

Total Deposits	2,227,929	2,299,898
Securities sold under agreements to repurchase	9,728	6,605
Short-term borrowings	5,041	55,039
Long-term debt	87,816	87,800
Accrued interest payable	1,761	1,950
Other liabilities	28,952	38,111

Total liabilities	2,361,227	2,489,403

Equity
Common stock, no par value; 50,000,000 shares authorized; 12,090,859 issued and 11,987,501 outstanding at March 31, 2011, and 12,074,757 shares issued and 11,971,399 outstanding at December 31, 2010	—	—
Additional paid-in capital	271,751	271,350
Accumulated deficit	(14,003)	(10,868)
Accumulated other comprehensive income	291	251
Less: cost of treasury stock, 103,358 shares at March 31, 2011 and December 31, 2010	(4,093)	(4,093)

Total stockholders’ equity	253,946	256,640
Noncontrolling interests	841	1,246

Total equity	254,787	257,886

Total liabilities and equity	$2,616,014	$2,747,289

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

Three months Ended March 31, 2011 and 2010

(Amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Interest income
Loans, including fees	$29,199	$16,506
Securities	973	1,036
Federal funds sold and other	97	33

Total interest income	30,269	17,575
Interest expense
Deposits	4,516	4,609
Short-term borrowings	189	93
Long-term debt	1,160	824

Total interest expense	5,865	5,526

Net interest income	24,404	12,049
Provision for loan losses	1,650	1,450

Net interest income after provision for loan losses	22,754	10,599
Noninterest income
Service charges on deposit accounts	1,109	740
Fiduciary fees and brokerage commissions	897	37
Other service charges, commissions and fees	904	489
Gain on sale of mortgage loans originated for sale	1,468	273
Increase in cash surrender value of bank owned life insurance	409	292
Other income	525	144

Total noninterest income	5,312	1,975
Noninterest expenses
Salaries and employee benefits	13,110	5,070
Occupancy and equipment	4,370	1,696
Amortization of intangible assets	406	177
FDIC insurance premiums	894	398
Advertising and promotion	565	135
Data processing	1,155	511
Communication	715	44
Professional service fees	1,201	441
Other operating expenses	3,757	1,222
Restructuring charges	1,160	—
Merger related expenses	247	111

Total noninterest expenses	27,580	9,805

Income before income taxes	486	2,769

Income tax expense	146	864

Net income including noncontrolling interests	340	1,905
Less: income from noncontrolling interests	122	—

Net income for Tower Bancorp, Inc.	$218	$1,905

Per share data
Net income per share
Basic	$0.02	$0.27
Diluted	$0.02	$0.27
Dividends declared	$0.28	$0.28
Weighted Average Common Shares Outstanding
Basic	11,975,795	7,125,253
Diluted	11,980,802	7,130,335

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Equity and Comprehensive Income

Three months ended March 31, 2011 and 2010

(Amounts in thousands, except share and per share data)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accu- mulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Non- controlling Interest	Total
Balance—January 1, 2010	7,122,683	$—	$172,409	$(4,025)	$(414)	$(4,093)	$16	$163,893
Stock issued as investment in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC (“DDMP”)			51					51
Stock option expense			28					28
Dividends declared ($0.28 per share)				(1,994)				(1,994)
Proceeds from stock purchase plans	8,051		198					198
Comprehensive income:
Net Income				1,905			—	1,905
Unrealized gain on securities available for sale, net of taxes of $166					322			322

Total Comprehensive Income								2,227

Balance—March 31, 2010 (unaudited)	7,130,734	$—	$172,686	$(4,114)	$(92)	$(4,093)	$16	$164,403

Balance—January 1, 2011	11,971,399	$—	$271,350	$(10,868)	$251	$(4,093)	$1,246	$257,886
Restricted common stock awards earned			144					144
Stock option expense			87					87
Stock option exercised	2,000		40					40
Dividends declared ($0.28 per share)				(3,353)				(3,353)
Proceeds from stock purchase plans	14,102		248					248
Additional expense from common stock offering			(118)					(118)
Distributions to noncontrolling interests							(527)	(527)
Comprehensive Income:
Net Income				218			122	340
Unrealized gain on securities available for sale, net of taxes of $23					40			40

Total Comprehensive Income								380

Balance—March 31, 2011 (unaudited)	11,987,501	$—	$271,751	$(14,003)	$291	$(4,093)	$841	$254,787

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

(Amounts in thousands, except share and per share data)

	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income including noncontrolling interest	$340	$1,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	1,450
Net (accretion) and amortization	(2,205)	17
Depreciation	1,442	646
Amortization of intangible assets	406	177
Amortization of unearned compensation on restricted stock	87	—
Stock options expense	144	28
Decrease (increase) in accrued interest receivable	510	(78)
(Decrease) increase in accrued interest payable	(189)	94
Net increase in the cash surrender value of life insurance	(409)	(292)
Decrease in other assets	3,961	193
(Decrease) increase in other liabilities	(9,778)	842
Gain on sale of assets	(1,387)	(297)
Loans originated for sale	(184,495)	(21,198)
Sale of loans	298,452	23,402

Net cash provided by operating activities	108,529	6,889

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	23,338	39,171
Purchases of securities available for sale	(128,761)	(44,431)
Net decrease (increase) in loans	18,216	(24,126)
Decrease of investment in restricted investments	725	—
Purchases of premises and equipment	(934)	(518)

Net cash used in investing activities	(87,416)	(29,904)

Cash flows from financing activities
Distributions to noncontrolling interests	(527)	—
Proceeds from the issuance of subordinated debt	—	12,000
Repayment of other borrowings	(50,012)	(23)
Net increase (decrease) in securities sold under agreements to repurchase	3,123	(1,773)
Net (decrease) increase in deposits	(70,629)	60,173
Proceeds from the issuance of common stock	170	198
Dividends paid on common stock	(3,353)	(1,994)

Net cash (used in) provided by financing activities	(121,228)	68,581

Net (decrease) increase in cash and cash equivalents	(100,115)	45,566
Cash and cash equivalents - beginning	248,479	50,600

Cash and cash equivalents - ending	$148,364	$96,166

Supplemental disclosure of information:
Interest paid	$6,054	$5,432
Income taxes paid	$—	$750

Supplemental schedule of noncash investing and financing activities
Transfer of long-term debt to short-term borrowings	$14	$15
Other real estate acquired in settlement of loan	(1,170)	266
Unrealized gains on investments securities available for sale (net of tax)	40	322

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2011 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 1 – Summary of Significant Accounting Policies

Organization and Nature of Operations

Tower Bancorp, Inc. (the “Company”, “we”, “us”, “our”) is a registered bank holding company that was incorporated in 1983 under the Bank Holding Company Act of 1956, as amended. On March 31, 2009, the Company merged with Graystone Financial Corp. (“Graystone”), a privately held, non-reporting corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Graystone Merger”). Pursuant to an Agreement and Plan of Merger between the Company and Graystone (the “Graystone Merger Agreement”), the Company remains the surviving bank holding company and the First National Bank of Greencastle has merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, with Graystone Bank as the surviving institution under the name “Graystone Tower Bank”(the “Bank”). On April 22, 2010, the Company became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

The Bank offers residential mortgage services through its mortgage banking subsidiary, Graystone Mortgage, LLC, in which the Bank holds a 90% membership interest as well as American Home Bank (“AHB Division”), a division of the Bank, acquired through the FCEC Merger. During the first quarter of 2011, the Bank substantially completed an effort to restructure and wind down the operations of the AHB Division to more closely align with its historical mortgage banking business model.

The Bank also provides a broad range of trust and investment management services and provides services for estates, trust, agency accounts and individual and employer sponsored retirement plans through the Graystone Wealth Management Division, which includes the former FNB Wealth Management Division. Revenue from the Graystone Wealth Management Division consists primarily of annually recurring asset based fee as well as commissions for brokerage services.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASC Update No. 2010-28 for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of Step 1 of the goodwill impairment test is zero or negative. Update No. 2010-28 modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, Intangibles – Goodwill and Other, requiring the entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The entity should consider whether there are adverse qualitative factors in determining whether an interim impairment test between annual testing is necessary. The Update allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of the reporting unit. On adoption of the Update, the goodwill impairment that results from this requirement to perform Step 2 of the goodwill impairment test would be recognized as a cumulative effect adjustment to the beginning retained earnings in the period of adoption. This provision of Update No. 2010-28 is effective for the annual and interim periods beginning after December 15, 2010, or January 1, 2011 for us. The adoption of Update No. 2010-28 did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASC Update No. 2010-20 concerning disclosures about the credit quality of financing receivables and the allowance for credit losses. Update No. 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update No. 2010-20 requires companies to (1) provide enhanced disclosures around the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) explain how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) explain the changes and reasons for changes in the allowance for credit losses. The provisions of Update No. 2010-20 concerning disclosures for the end of a period are effective for interim and annual periods ending on or after December 15, 2010, or December 31, 2010 for us. The provisions of Update No. 2010-20 concerning disclosures about activity that occurs during a reporting period are applicable to us for interim and annual periods beginning on or after December 15, 2010, or the interim period ending on March 31, 2011. The adoption of Update No. 2010-20 provides the reader of our financial statements with expanded and enhanced disclosure surrounding the allowance for credit losses. In April 2011, the FASB issued ASC Update No. 2011-01. Update No. 2011-01amended Update No. 2010-20 which provided accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.

In January 2010, the FASB issued ASC Update No. 2010-06 for improving disclosures about fair value measurements. Update No. 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, Update No. 2010-06 clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by Update No. 2010-06 are effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years. We have implemented the disclosure requirements of Update No. 2010-06 as part of our 2010 audited financial statements and footnotes as presented in Form 10-K. Update No. 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of Update No. 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for us. The adoption of Update No. 2010-06 has had no material impact to our fair value measurement disclosures.

Note 2 – Merger Accounting

On December 28, 2009, we announced the execution of the FCEC Merger Agreement. The FCEC Merger became effective on December 10, 2010. Immediately following the holding company acquisition, First Chester’s wholly-owned subsidiary, FNB, merged with and into the Bank, our wholly-owned subsidiary. The former offices of FNB are now operating under the title “1N Bank, a Division of Graystone Tower Bank” (the “1N Bank Division”).

Pursuant to the terms of the FCEC Merger Agreement, First Chester shareholders received, for each share of First Chester common stock held, 0.356 shares of our common stock (the “Exchange Ratio”). The Exchange Ratio was calculated in accordance with the terms of the FCEC Merger Agreement, and was determined based on First Chester delinquent loans calculated as of November 30, 2010. We paid cash to First Chester shareholders in lieu of any fractional shares. We utilized the closing price of our common stock on December 10, 2010 of $22.14 to determine the fair value of our stock issued as consideration for the FCEC Merger.

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

As a result of the FCEC Merger, we recognized assets acquired and liabilities assumed at their acquisition date fair value as presented below. Note that the fair value adjustments made to the balances of loans, deferred taxes, and other liabilities are preliminary in nature and are subject to change as we obtain further data to complete valuations based on information present at the closing date. These adjustments may also include liabilities related to legal proceedings, claims and liabilities involving First Chester and its subsidiaries that existed at the time of the FCEC Merger. Based upon the current information related to these legal proceedings and the conditions established in FASB ASC 450, “Accounting for Contingencies,” we cannot reasonably estimate the potential for loss on certain of these matters at this time.

Total Purchase Price		$49,791

Net Assets Acquired:
Cash	$67,176
Securities available for sale	44,694
Restricted Investments	10,569
Loans	939,069
Accrued interest receivable	2,676
Premises and equipment	26,774
Core deposit intangible	4,440
Leasehold intangible assets	342
Deferred tax asset	16,456
Other assets	23,832
Time deposits	(436,126)
Deposits other than time deposits	(551,148)
Borrowings	(80,049)
Accrued interest payable	(980)
Leasehold intangible liabilities	(643)
Other liabilities	(22,328)
Noncontrolling Interest	(1,069)

		43,685

Goodwill resulting from FCEC Merger		$6,106

The following table explains the changes in the fair value of the net assets acquired and goodwill recognized from the original reported amounts in the Form 10-K for the period ended December 31, 2010. Note that the fair value adjustments made to the balances of loans, deferred taxes, and other liabilities continue to be preliminary in nature and are subject to additional change as we obtain further data such as appraisal values and legal opinions to complete valuations based on information present at the closing date.

Goodwill balance at December 10, 2010	$4,815
Effect of adjustments to:
Loans	177
Deferred tax asset	(783)
Other assets (other real estate owned)	1,227
Other liabilities	670

Goodwill balance at March 31, 2011	$6,106

The goodwill generated by the FCEC Merger consists of synergies and increased economies of scale such as the ability to offer more diverse and more profitable products, added diversity to the branch system to achieve lower cost deposits, an increased legal lending limit, etc. We expect that no goodwill recognized as a result of the FCEC Merger will be deductible for income tax purposes. On December 30, 2010, we had made the decision that we would no longer pursue a sale of the AHB Division, as originally intended; rather, we would wind down the operations of the AHB Division to a level that would better align with and integrate into our community banking model. During the first quarter of 2011, we began to fully analyze the results of the AHB Division’s operation and actively use these results to determine the resources necessary to effectuate an orderly wind down of the operations and develop a structure to integrate certain operations of the division at the reduced level of production into our banking model. As a result of our active management and restructuring of the AHB Division’s operations coupled with the significance of the losses incurred during the first quarter of 2011, we have identified two reportable segments of our business for this period, the Residential Mortgage Segment and the Banking Segment. See Note 13 for a further explanation of our reportable segments.

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $987,568. The table below illustrates the fair value adjustments made to the amortized costs basis in order to present a fair value of the loans acquired.

Gross amortized costs basis at December 10, 2010	$987,568
Market rate adjustment	2,280
Credit fair value adjustment on pools of homogeneous loans	(20,510)
Credit fair value adjustment on distressed loans	(30,269)

Fair value of purchased loans at December 10, 2010	$939,069

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

Pro-forma Presentation

The following table shows the combined pro forma financial results for the three months ended March 31, 2010, assuming that the FCEC Merger occurred on January 1, 2010:

Pro-forma March 31, 2010
(unaudited)
Statement of Operations
Net interest income	$21,173
Pre-tax net income	1,060
Income tax expense	1,025
Net income	35

Pro-forma net loss per share:
Basic	$—
Diluted	$—

Note 3 – Securities Available for Sale

The amortized cost of securities and their approximate fair values at March 31, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2011
Equity securities	$195	$—	$—	$195
U.S. Government sponsored agency securities	25,742	144	(14)	25,872
U.S. Government sponsored agency mortgage-backed securities	52,081	168	(273)	51,976
U.S. Government sponsored agency Collateralized mortgage obligations	90,834	664	(373)	91,125
Municipal bonds	19,393	290	(31)	19,652
Municipal bonds – taxable	10,321	4	(311)	10,014
SBA pool loan investments	9,040	180	—	9,220

Total securities available for sale	$207,606	$1,450	$(1,002)	$208,054

	December 31, 2010
Equity securities	$195	$—	$—	$195
U.S Treasury securities	5,000	2	—	5,002
U.S. Government sponsored agency securities	7,771	9	—	7,780
U.S. Government sponsored agency mortgage-backed securities	10,787	90	(123)	10,754
U.S. Government sponsored agency Collateralized mortgage obligations	48,018	569	—	48,587
Municipal bonds	10,641	74	(61)	10,654
Municipal bonds – taxable	10,341	2	(329)	10,014
SBA pool loan investments	9,557	152	—	9,709

Total securities available for sale	$102,310	$898	$(513)	$102,695

Included with our securities available for sale are pledged securities with a fair market value of $74,370 and $86,838 at March 31, 2011 and December 31, 2010, respectively. The securities were pledged to secure public deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of available for sale securities as of March 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	March 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$705	$711
Due after one year through five years	30,418	30,554
Due after five years through ten years	6,442	6,227
Due after ten years	17,891	18,046

	55,456	55,538

Mortgage-backed securities (1)	151,955	152,321
Equity securities	195	195

	$207,606	$208,054

(1)	Mortgage-backed securities include agency mortgage-backed securities, Government National Mortgage Association collateralized mortgage and Small Business Agency Loan Pool obligations.

The following table presents information related to our gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments.

	Three Months Ended March 31,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains
2011
Equity securities	$—	$—	$—	$—
Debt securities	80	—	—	80

Total	$80	$—	$—	$80

2010
Equity securities	$24	$(3)	$—	$21
Debt securities	3	—	—	3

Total	$27	$(3)	$—	$24

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	March 31, 2011
Equity securities	$—	$—	$—	$—	$—	$—
U.S. Government sponsored agency securities	10,486	(14)	—	—	10,486	(14)
U.S. Government sponsored agency mortgage-backed securities	25,240	(273)	—	—	25,240	(273)
U.S. Government sponsored agency collateralized mortgage obligations	37,863	(373)	—	—	37,863	(373)
Municipal bonds	5,199	(31)	—	—	5,199	(31)
Municipal bonds – taxable	8,958	(311)	—	—	8,958	(311)
SBA loan pool investments	—	—	—	—	—	—

Total	$87,746	$(1,002)	$—	$—	$87,746	$(1,002)

	December 31, 2010
Equity securities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
U.S. Government sponsored agency securities	—	—	—	—	—	—
U.S. Government sponsored agency mortgage-backed securities	6,084	(123)	—	—	6,084	(123)
U.S. Government sponsored agency collateralized mortgage obligations	—	—	—	—	—	—
Municipal bonds	5,415	(61)	—	—	5,415	(61)
Municipal bonds – taxable	8,897	(329)	—	—	8,897	(329)
SBA pool loan investments	—	—	—	—	—	—

Total	$20,396	$(513)	$—	$—	$20,396	$(513)

The previous table includes 27 investment securities at March 31, 2011 where the current fair value is less than the related amortized cost. There were 15 investment securities at December 31, 2010 that had a current fair value less than the related amortized cost. We evaluate all securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. It is not our intent to sell the investments available for sale carrying an unrealized loss and believe it is more likely than not that it will not be necessary to sell these securities prior to the recovery of their cost basis or maturity. At March 31, 2011, we did not identify any securities with unrealized losses that were deemed to be other-than-temporary in nature and resulting in an impairment charge.

Note 4 – Loans

The following table presents a summary of the loan portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Commercial:
Industrial (1)	$1,056,712	$1,073,666
Real estate (2)	302,392	305,423
Construction	193,707	183,729
Consumer & other:
Home equity line	158,633	163,905
Other	69,479	65,305
Residential mortgage	267,500	280,154

Total loans	2,048,423	2,072,182
Deferred costs (fees)	149	62
Allowance for loan losses	(15,116)	(14,053)

Net loans	$2,033,456	$2,058,191

(1)	The Commercial Industrial loan category consists of commercial term loans and lines of credit made to in-market customers for the purpose of financing equipment purchases, inventory, business expansion, working capital, and other general business purposes. Also included in this category are commercial mortgage loans secured by income producing properties such as apartment complexes, shopping centers, office real estate for lease, hotel properties, etc.
(2)	The Commercial Real Estate loan category consists of commercial mortgage loans secured by owner-occupied commercial real estate.

Immaterial Error Correction

The December 31, 2010 column in the above table has been revised to correct an immaterial error in the classification of loan amounts between loan categories when compared to the same table presented within Note 4 of our annual report as filed on Form 10-K. As of December 31, 2010, certain loans had been reported based on the type of collateral securing the related loan, which is inconsistent with our historical practice of disclosing loans by type based on the purpose of the loan. This reclassification only affected the table presented above as of December 31, 2010 and had no other impact on the financial statements as of or for the year ended December 31, 2010. The impact of the reclassification is presented in the table below.

	As reported in the Form 10-K	Adjustments	Adjusted Balance
Commercial:
Industrial	$921,603	$152,063	$1,073,666
Real estate	441,532	(136,109)	305,423
Construction	179,983	3,746	183,729
Consumer & other:
Home equity line	196,498	(32,593)	163,905
Other	52,412	12,893	65,305
Residential mortgages:	280,154	—	280,154

Total Loans	2,072,182	—	2,072,182

Deferred costs (fees)	62	—	62
Allowance for loan losses	(14,053)	—	(14,053)

Net Loans	$2,058,191	$—	$2,058,191

Overdraft deposits are reclassified as loans and are included in the “Consumer & other: Other” loans on the consolidated balance sheet. At March 31, 2011 and December 31, 2010, total overdraft deposits were $614 and $1,284, respectively.

We had total net purchased loans from unaffiliated banks of $42,017 and $42,124 at March 31, 2011 and December 31, 2010, respectively.

We serviced $207,949 and $216,939 of participation loans for unrelated parties at March 31, 2011 and December 31, 2010, respectively.

We sold $292,679 and $23,402 of residential mortgage loans into the secondary market during the three months ended March 31, 2011 and 2010, respectively. A gain of $1,468 and $273 was recognized on the sale of these loans for the three months ended March 31, 2011 and 2010, respectively.

Commercial loans are evaluated based on an internally assigned grade system which are assigned at the loan origination and review on an annual or on an “as needed” basis. Commercial loans that are classified as “Special Mention” or worse are reviewed on a quarterly basis by our Problem Asset Committee. Meetings are held with loan officers, credit analysts, and senior management to discuss each of the relationships. Loan information is reviewed on a loan by loan basis. This information includes operating results, future cash flows, recent developments and the future outlook, timing and extent of potential losses, collateral valuation, and the potential courses of action. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral. In cases where current appraisals of collateral may not yet be available, prior appraisals are utilized with adjustments for estimates of subsequent declines in value. The excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off through the allowance for loan losses.

With regard to residential mortgage and consumer loans, we evaluate the loan based on the payment activity of the loan. Once a residential mortgage or consumer loan has reached 90 days delinquent, the loan is considered nonperforming. The credit department will analyze the loan information, including the fair value of collateral to determine our exposure to loss. The excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off through the allowance for loan losses when the loan becomes 120 days delinquent.

The following table presents the credit quality of our loan portfolio as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
	Commercial: Industrial	Commercial: Real Estate	Commercial: Construction
Pass	$917,558	$260,839	$148,422
Special Mention	36,068	4,407	4,152
Substandard	70,893	26,764	18,830
Doubtful	48	184	5,001
Acquired distressed loans (1)	32,145	10,198	17,302

Total	$1,056,712	$302,392	$193,707

	Consumer & other: HELOC	Consumer & other: Other	Residential Mortgage
Performing	$157,929	$68,623	$260,019
Nonperforming	675	842	5,429
Acquired distressed loans (1)	29	14	2,052

Total	$158,633	$69,479	$267,500

	As of December 31, 2010
	Commercial: Industrial	Commercial: Real Estate	Commercial: Construction
Pass	$928,138	$272,669	$143,890
Special Mention	47,720	4,370	1,524
Substandard	68,908	18,182	14,822
Doubtful	—	187	5,001
Acquired distressed loans (1)	28,900	10,015	18,492

Total	$1,073,666	$305,423	$183,729

	Consumer & other: HELOC	Consumer & other: Other	Residential Mortgage
Performing	$162,433	$64,834	$273,936
Nonperforming	466	317	3,602
Acquired distressed loans (1)	1,006	154	2,616

Total	$163,905	$65,305	$280,154

(1)	Acquired distressed loans include all acquired loans in which a specific credit adjustment was taken upon acquisition, in accordance with Accounting Standards Codification 310-30-30.

The following table presents the aging analysis of the loan portfolio as of March 31, 2011 and December 31, 2010:

	30-89 Days Past Due(1)	Greater Than 90 Days(1)	Total Past Due(1)	Non- Accrual	Current(1)	Total Loans
	March 31, 2011
Commercial:
Industrial	$11,761	$—	$11,761	$20,675	$1,024,276	$1,056,712
Real estate	2,378	—	2,378	2,169	297,845	302,392
Construction	2,402	—	2,402	9,816	181,489	193,707
Consumer & other:
Home equity line	1,382	403	1,785	272	156,576	158,633
Other	517	457	974	384	68,121	69,479
Residential mortgage	6,123	1,072	7,195	4,357	255,948	267,500

Total	$24,563	$1,932	$26,495	$37,673	$1,984,255	$2,048,423

	December 31, 2010
Commercial:
Industrial	$21,217	$—	$21,217	$6,320	$1,046,129	$1,073,666
Real estate	1,712	5	1,717	2,426	301,280	305,423
Construction	615	—	615	6,011	177,103	183,729
Consumer & other:
Home equity line	478	351	829	115	162,961	163,905
Other	1,094	251	1,345	66	63,894	65,305
Residential mortgage	5,749	818	6,567	2,784	270,803	280,154

Total	$30,865	$1,425	$32,290	$17,722	$2,022,170	$2,072,182

(1)	Loan balances do not include non-accrual loans.

Total non-performing assets were $43,083 and $23,794 as of March 31, 2011 and December 31, 2010, respectively. Non-performing assets include those loans which are classified as non-accrual, loans accruing interest that are 90 days past due and other real estate owned. Total other real estate owned was $3,477 and $4,647 as of March 31, 2011 and December 31, 2010, respectively.

We had total impaired loans of $93,951 and $76,982 as of March 31, 2011 and December 31, 2010, respectively.

The following table presents a summary of the impaired loans.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	March 31, 2011
With no related allowance recorded:
Commercial:
Industrial	$51,922	$70,415	$—	$49,668	$431
Real estate	9,255	11,116	—	9,287	84
Construction	16,018	25,201	—	19,537	120
Consumer & other:
Home equity line	301	435	—	231	—
Other	399	450	—	335	4
Residential mortgage	6,410	7,071	—	6,729	—

With an allowance recorded:
Commercial:
Industrial	$899	$899	$405	$580	$—
Real estate	—	—	—	—	—
Construction	8,747	8,747	3,370	7,498	—
Consumer & other:
Home equity line	—	—	—	—	—
Other	—	—	—	—	—
Residential mortgage	—	—	—	—	—

Total:
Commercial:
Industrial	$52,821	$71,314	$405	$50,248	$431
Real estate	9,255	11,116	—	9,287	84
Construction	24,765	33,948	3,370	27,035	120
Consumer & other:
Home equity line	301	435	—	231	—
Other	399	450	—	335	4
Residential mortgage	6,410	7,071	—	6,729	—

Total	$93,951	$124,334	$3,775	$93,865	$639

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	December 31, 2010
With no related allowance recorded:
Commercial:
Industrial	$35,220	$53,892	$—	$5,897	$119
Real estate	12,815	16,368	—	6,021	346
Construction	17,201	26,256	—	1,810	182
Consumer & other:
Home equity line	1,121	1,255	—	110	1
Other	224	322	—	147	3
Residential mortgage	5,400	6,061	—	1,891	—

With an allowance recorded:
Commercial:
Industrial	$—	$—	$—	$271	$—
Real estate	—	—	—	63	—
Construction	5,001	5,001	2,500	4,167	—
Consumer & other:
Home equity line	—	—	—	—	—
Other	—	—	—	—	—
Residential mortgage	—	—	—	—	—

Total:
Commercial:
Industrial	$35,220	$53,892	$—	$6,168	$119
Real estate	12,815	16,368	—	6,084	346
Construction	22,202	31,257	2,500	5,977	182
Consumer & other:
Home equity line	1,121	1,255	—	110	1
Other	224	322	—	147	3
Residential mortgage	5,400	6,061	—	1,891	—

Total	$76,982	$109,155	$2,500	$20,377	$651

In assessing the adequacy of our credit reserve, we performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Impaired loans considered to be collateral dependent totaled approximately 87.5% and 92.1% of total impaired loans as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, we determined that impaired loans with a carrying principal balance of $9,646 required a reserve of $3,775. The remaining $84,305 of impaired loans did not require a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover the amounts due on these loans. As of December 31, 2010, we had determined that impaired loans with a carrying principal balance of $6,116 required a reserve of $2,500 with the remaining $70,866 of impaired loans not requiring a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover all amounts due on these loans. During the three months ended March 31, 2011, we had total loan net charge-offs of $1,071. These charges have been applied against both the allowance for loans losses, as well as against the fair value credit adjustment/discount recorded on performing loans acquired.

Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) amounted to $11,801 and $542 at March 31, 2011 and December 31, 2010, respectively. Of these loans, $652 and $0 were accruing interest at March 31, 2011 and December 31, 2010, respectively. As part of our evaluation of future losses in conjunction with our calculation of the allowance for loan losses, we have recorded a specific reserve of $70 as of March 31, 2011 related to TDR’s. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments paid during the remainder of the term. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for a period of six consecutive months.

Acquired loans deemed to be impaired at the time of purchase in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer” are included in the balance of impaired loans. However, these purchased impaired loans have been recorded at their fair value based on anticipated future cash flows at the time of acquisition and are considered to be performing loans as we expect to fully collect the new carrying value (i.e., fair value) of the loans. We regularly evaluate the reasonableness of our anticipated cash flows. Any decreases to the expected cash flows for our original estimate would require us to evaluate the need for an additional allowance for loan losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows as compared to our original estimate would result in additional interest income to be recognized over the remaining life of the loans.

The following table provides activity for the accretable yield of these purchased impaired loans for the three months ended March 31, 2011.

March 31, 2011
Accretable yield, beginning balance	$18,484
Acquisition of impaired loans adjustment	(62)
Accretable yield amortized to interest income	(401)
Reclassification from non-accretable difference (1)	4,902

Accretable yield, end of period	$22,923

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2011 and 2010:

	Commercial: Industrial	Commercial: Real estate	Commercial: Construction	Consumer & other: Home equity line	Consumer & other: Other	Residential Mortgage	Total
	March 31, 2011
Beginning balance	$7,127	$1,159	$4,138	$242	$53	$1,334	$14,053
Provision	230	212	946	148	112	2	1,650
Charge-offs	(446)	(8)	—	—	(98)	(177)	(729)
Recoveries	20	120	—	—	2	—	142

Ending balance	$6,931	$1,483	$5,084	$390	$69	$1,159	$15,116

	March 31, 2010
Beginning balance	$6,262	$1,597	$1,389	$97	$32	$318	$9,695
Provision	967	—	341	50	92	—	1,450
Reallocation	—	(360)	521	—	—	(161)	—
Charge-offs	(194)	(21)	—	—	(82)	—	(297)
Recoveries	43	—	1	—	—	—	44

Ending balance	$7,078	$1,216	$2,252	$147	$42	$157	$10,892

Note 6 – Other Intangibles

Information concerning total amortizable other intangible assets and liabilities at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Asset:
Core deposits	$8,339	$1,594	$6,745	$8,339	$1,188	$7,151
Leasehold intangible assets	342	27	315	342	—	342

Total	$8,681	$1,621	$7,060	$8,681	$1,188	$7,493

Liabilities:
Leasehold intangible liabilities	$643	$48	$595	$643	$—	$643

Total	$643	$48	$595	$643	$—	$643

Total amortization of the core deposit intangible amounted to $406 and $177 for three months ended March 31, 2011 and 2010, respectively. Amortization of the leasehold intangible assets and liabilities amounted to a net benefit of $21 and $0 for the three months ended March 31, 2011 and 2010, respectively and is included within occupancy and equipment expense.

Note 7 – Borrowings

The following is a summary of borrowings at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Federal Home Loan Bank borrowings	$53,661	$103,702
Subordinated notes	21,000	21,000
Junior subordinated debentures held by trusts	15,520	15,452
Capital lease obligations	2,676	2,685

Total borrowings	$92,857	$142,839

Note 8 – Net Income Per Share and Comprehensive Income

Our basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. Our common stock equivalents consist solely of outstanding stock options and restricted stock. The effects of options to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	For the Three Months Ended March 31,
	2011	2010
Weighted average shares outstanding (basic)	11,975,795	7,125,253
Impact of common stock equivalents	5,007	5,082

Weighted average shares outstanding (diluted)	11,980,802	7,130,335

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive	164,197	79,531

Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and accounting for certain investments in debt and equity securities.

We have elected to report our comprehensive income in the statement of changes in equity and comprehensive income. The only element of “other comprehensive income” that we have is the unrealized gains or losses on available for sale securities.

The components of the change in net unrealized gains (losses) on securities are as follows:

	For the Three Months Ended March 31,
	2011	2010
Gross unrealized holding gains arising during the year	$143	$512
Reclassification adjustment for impairment losses recognized in net income	—	—
Reclassification adjustment for gains realized in net income	(80)	(24)

Net unrealized holding gains before taxes	63	488
Tax effect	(23)	(166)

Net change	$40	$322

Note 9 – Derivative Instruments

As part of our mortgage banking operations, the AHB Division and Graystone Mortgage, LLC originate fixed-rate 1-4 unit residential loans for sale in the secondary market and to investors in mortgage loans. These loans have been classified as loans held for sale. These loans expose us to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

Loan commitments related to the origination of loans held for sale are accounted for as derivative instruments. Such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded as gains or losses.

To mitigate the effect of interest rate risk on both the held for sale loans and interest rate lock commitments, the AHB Division historically entered into offsetting derivative contracts, primarily forward transaction agreements. These forward transaction agreements lock in the price for the sale of specific loans or loans to be funded under specific interest rate lock commitments or for a generic group of loans with similar characteristics. A portion of the forward transaction agreements offset previously hedged positions as interest rates change and as the percentage of loans expected to close change. Forward transaction agreements are agreements to sell a certain notional amount of loans at a specified future time period at a specified price. The AHB Division may incur a loss when pairing out of previously hedged positions. All forward contracts and related hedged positions have been completely unwound during the first quarter of 2011 and replaced with best efforts interest rate lock commitments. Best efforts interest rate lock commitments may also result in direct or indirect financial penalties for failure to follow through if the related loans close. The fair values of all of these items are recorded on the balance sheet within other assets and liabilities as these items are financial derivatives. Changes in the fair value of these items are recorded through the statement of operations as a component of net gain on sale of mortgage loans.

Although the purpose of these derivative instruments is to economically hedge certain risks, there are no hedge designations under ASC 815-10.

The fair value of derivative instruments not designated as hedging instruments under ASC 815-10 at March 31, 2011 and December 31, 2010 are presented in the following table:

	March 31, 2011
	Asset Derivative		Liability Derivative
	Fair Value	Notional Value	Fair Value	Notional Value
Interest rate lock commitments	$542	$37,700	$—	$—

	December 31, 2010
	Asset Derivative		Liability Derivative
	Fair Value	Notional Value	Fair Value	Notional Value
Forward transaction agreements	$930	$82,250	$—	$—
Interest rate lock commitments	$1,241	$60,298	$—	$—

During the three months ended March 31, 2011, forward transaction agreements and interest rate lock commitments contributed to a net loss of $930 and $675, respectively.

Note 10 – Financial Instruments with Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

The following outstanding financial instruments represent credit risk in the following amounts at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Commitments to grant loans	$37,323	$57,469
Unfunded commitments under lines of credit	491,411	399,647
Letters of credit	55,398	58,555

Commitments to extend credit, which include commitments to grant loans and unfunded commitments under lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on our credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. We believe that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material to our consolidated financial statements.

Note 11 – Stock-Based Compensation

At March 31, 2011, we had four equity compensation plans: the 2010 Stock Incentive Plan (the “2010 Plan”); the 2007 Stock Incentive Plan (the “2007 Plan”); the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”); and the Stock Option Plan for Outside Directors (the “Director Plan”). We also assumed the outstanding stock options of First Chester as of December 10, 2010.

2007 Stock Incentive Plan

In May 2007, the shareholders of Graystone approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and deferred stock for up to 600,000 shares of common stock to key employees and directors. On March 31, 2009, as a result of the Graystone Merger, we have adopted the provisions of this plan.

Subsequent to the Graystone Merger and as a result of the conversion factor, the total number of shares authorized to be issued under the 2007 Plan equaled 252,000. At March 31, 2011, 49,415 shares were available for issuance under the 2007 Plan.

The following table summarizes the outstanding stock options and restricted stock under the 2007 Plan at March 31, 2011 and December 31, 2010:

Stock Options

Date of Issuance	Options Issued	Exercise Price	Expiration Date	Options Vested		Unearned Compensation
				March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

June 26, 2007	26,145	$22.22	June 26, 2017	26,145	26,145	$—	$—

January 22, 2008	1,050	$30.96	January 22, 2018	1,050	1,050	—	—

July 17, 2008	56,700	$30.96	July 17, 2018	56,700	56,700	—	—

September 22, 2009	52,400	$26.77	September 22, 2019	10,480	10,480	234	251

November 24, 2009	36,000	$19.80	November 24, 2019	7,200	7,200	64	132

	172,295			101,575	101,575	$298	$383

Restricted Stock

Date of Issuance	Shares Issued	Fair Value Per Share	Expiration Date	Shares Vested		Unearned Compensation
				March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

September 28, 2010	30,290	$20.92	N/A	—	—	$406	$549

	30,290			—	—	$406	$549

The stock options normally vest over a three to five year vesting period and are expensed over the vesting period. The restricted stock awards have a vesting period of 1 to 5 years and are expensed over the vesting period. No options issued under this plan were exercised during the three month period ending March 31, 2011. The aggregate intrinsic value of outstanding unvested stock options at March 31, 2011 and December 31, 2010 was $71 and $68, respectively. As of March 31, 2011, a total of 101,575 options have vested with an intrinsic value of $21. These vested options can be exercised at an average price of $27.46 and have an average remaining life of approximately 7.2 years. The fair values of the options awarded under the 2007 Plan are estimated on the date of grant using the Black-Scholes valuation methodology.

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

2010 Stock Incentive Plan

In May 2010, the shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of stock options, stock appreciation rights, restricted stock, deferred stock and performance awards (collectively, “Awards”) for up to 400,000 shares of our common stock to key employees and directors. At March 31, 2011, 398,950 shares were available for issuance under the 2010 Plan.

The following table summarizes the restricted stock issued under the 2010 Plan at March 31, 2011 and December 31, 2010:

Restricted Stock

Date of Issuance	Shares Issued	Fair Value Per Share	Expiration Date	Shares Vested		Unearned Compensation
				March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

September 28, 2010	1,050	$20.92	N/A	—	—	$20	$21

	1,050			—	—	$20	$21

The restricted stock awards has a vesting period of five years and is expensed over the vesting period.

1995 Non-Qualified Stock Option Plan

At March 31, 2011, there were 5,700 options outstanding under the 1995 Plan and there are a total of 27,719 options available to be issued under this plan at March 31, 2011.

The following table summarizes the outstanding non-qualified stock options under the 1995 Plan at March 31, 2011 and December 31, 2010:

Date of Issuance	Options Issued	Exercise Price	Expiration Date	Options Vested		Unearned Compensation
				March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

September 22, 2009	5,700	$26.77	September 22, 2019	1,140	1,140	$25	$27

	5,700			1,140	1,140	$25	$27

The assumptions utilized to calculate the issue date fair value of $6.63 are the same as the assumptions used for shares issued under the 2007 Plan.

Stock Option Plan for Outside Directors

At March 31, 2011, there were a total of 11,926 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted average exercise price of $38.06 per share, and have a weighted average life to maturity of 5.8 years. We recognized $0 in compensation expense related to the Director Plan during the three months ended March 31, 2011 and 2010. There are a total of 71,152 options available to be issued under this plan at March 31, 2011.

First Chester Stock Option Plans

As part of the FCEC Merger, 181,142 outstanding stock options issued pursuant to plans adopted by First Chester and exercisable in shares of First Chester common stock were converted to 64,487 fully vested stock options exercisable in shares of Tower Bancorp common stock. As of March 31, 2011, there were a total of 64,487 options outstanding with a weighted average exercise price of $45.61 and a weighted average life to maturity of 2.5 years. No additional options are available to be issued under these plans. During the quarter ended March 31, 2011, we recognized $0 compensation expense related to the First Chester Stock Option Plans and no options had been exercised.

The following table presents that total compensation expense recognized related to stock options and restricted stock awards outstanding for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
2007 Stock incentive plan	$228	$26
2010 Stock incentive plan	1	—
1995 Non-qualified stock option plan	2	2

Total compensation expense	$231	$28

Stock Purchase Plans

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide the shareholders with the opportunity to use cash dividends, as well as optional cash payments of up to $50 per quarter, to purchase additional shares of our common stock. We have reserved 1,000,000 shares of common stock, no par value, for issuance under the Plan. At our discretion, shares may be purchased under the Plan directly from us or in open market purchases from others by the plan agent. The purchase price for shares purchased from us with reinvested dividends is 95% of the fair market value of the common stock on the investment date. The purchase price for shares purchased with voluntary cash payments or any open market purchases is 100% of the fair market value of the common stock on the investment date. During the first three months of 2011, approximately $207 in capital has been raised under the Plan. Since the Plan’s inception, the Plan has raised approximately $1,328.

Also during the second quarter of 2009, the Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide the our employees with the opportunity to purchase shares of our common stock directly. The purchase price for shares purchased under the Employee Plan is 95% of the fair market value of the common stock on the purchase date. During the first three months of 2011, approximately $41 in capital has been raised under the Employee Plan. Since the Employee Plan’s inception, the Employee Plan has raised approximately $248.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$195	$—	$—	$195
U.S. Government sponsored agency securities	25,872	—	25,872	—
U.S. Government sponsored agency mortgage-backed securities	51,976	—	51,976	—
Collateralized mortgage obligations	91,125	—	91,125	—
Municipal bonds	19,652	—	19,652	—
Municipal bonds – taxable	10,014	—	10,014	—
SBA pool loan investments	9,220	—	9,220	—
Commercial servicing rights	520	—	—	520
Derivative instruments	542	—	—	542

	$209,116	$—	$207,859	$1,257

	December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$195	$—	$—	$195
U.S. Treasury securities	5,002	5,002	—	—
U.S. Government sponsored agency securities	7,780	—	7,780	—
U.S. Government sponsored agency mortgage-backed securities	10,754	—	10,754	—
Collateralized mortgage obligations	48,587	—	48,587	—
Municipal bonds	10,654	—	10,654	—
Municipal bonds – taxable	10,014	—	10,014	—
SBA pool loan investments	9,709	—	9,709	—
Commercial servicing rights	520	—	—	520
Derivative instruments	2,147	—	—	2,147

	$105,362	$5,002	$97,498	$2,862

The valuation technique to measure the fair values for the items in the tables above are as follows:

Securities available for sale

As quoted market prices for the investments in securities available for sale held at the Bank, such as government agency bonds, corporate bonds, municipal bonds, etc, are not readily available, a matrix pricing model, combined with broker-dealer pricing indicators are used to value these investments. The matrix pricing model takes into consideration yields/prices of securities with similar characteristics, including credit quality, industry, and maturity to determine a fair value measure.

For equity securities held, we have determined which securities are traded in active markets versus inactive markets. For those securities traded in active markets, we have recorded the securities at quoted market prices. In cases where the securities are deemed to trade in inactive markets, we have adjusted market prices for to reflect the illiquidity of the securities.

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

Derivative instruments

The fair value of interest rate lock commitments (derivative loan commitments) and forward sales commitments are estimated using a process similar to mortgage loans held for sale. Interest rate lock commitments are recorded as a recurring Level 3. Loan commitments and best efforts commitments are assigned a probability that the related loan will be funded and the commitment will be exercised. We rely on historical “pull-through” percentages in establishing probability. Forward sale commitments are recorded as a recurring Level 3.

The following table presents reconciliations of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010, respectively:

2011	Equity Securities	Commercial Servicing Rights	Derivative Instruments
Balance, December 31, 2010	$195	$520	$2,147
New interest rate lock contracts originated	—	—	607
Matured / expired derivative commitments	—	—	(1,987)
Change in fair value	—	—	(225)

Balance, March 31, 2011	$195	$520	$542

2010			Equity Securities
Balance, December 31, 2009			$49
Transfers in from level 2			138

Balance, March 31, 2010			$187

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$40,565	$—	$—	$40,565
Impaired loans	37,673	—	—	37,673
Other real estate owned	3,477	—	—	3,477
Impaired premises and equipment	281	—	—	281

Total assets	$81,996	$—	$—	$81,996

	December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$147,281	$—	$—	$147,281
Impaired loans	17,722	—	—	17,722
Other real estate owned	4,647	—	—	4,647
Loans purchased (1)(2)	763,771	—	—	763,771
Core deposit intangible asset (1)	4,440	—	—	4,440
Leasehold intangible assets (1)	342	—	—	342
Premises and equipment (1)	26,724	—	—	26,724

Total assets	$964,927	$—	$—	$964,927

Time deposits (1)	$436,126	$—	$436,126	$—
Borrowings (1)	80,049	—	80,049	—
Leasehold intangible liabilities(1)	643	—	—	643

Total liabilities	$516,818	$—	$516,175	$643

(1)–	Assets and liabilities are presented at fair value as of the date of the FCEC Merger
(2)–	Balance does not include the loans held for sale that were acquired as part of the FCEC Merger.

The valuation technique to measure the fair values for the items in the tables above are as follows:

Loans held for sale

Loans held for sale include residential mortgage loans which are measured at the lower of aggregate cost or fair value. The fair value is measured as the price that secondary market investors were offering for loans with similar characteristics.

Impaired loans

Under U.S GAAP, a loan is classified as impaired when it is possible that the bank will be unable to collect all or part of the loan balance due based on the contractual agreement, including the interest as well as the principal. Based on this guidance, we consider all loans placed in non-accrual status as being impaired and subject to an impairment analysis in accordance with ASC 310-10-35. Loans acquired through the FCEC Merger and Graystone Merger that were deemed impaired, were recorded using a discounted cash flow model in accordance with ASC 310-30 at the time of acquisition even though we consider these loans to be collateral dependent. The carrying amounts of these loans at March 31, 2011 and December 31, 2010 were $56,276 and $59,260, respectively. These loans are not included in the preceding table.

Impaired loans included in the preceding table are those for which we have measured impairment based on the fair value of underlying collateral. The balance of impaired loans consists of loans deemed impaired in accordance with our accounting policy disclosed within our “Critical Accounting Policies.” Fair value is determined primarily based upon independent third party appraisals of the properties. At March 31, 2011, $25,943 of impaired loans were measured using the fair value of underlying collateral and $11,730 of impaired loans were measured using a discounted cash flow model. At December 31, 2010, $11,606 of impaired loans were measured using the fair value of underlying collateral and $6,116 of impaired loans were measured using a discounted cash flow model.

Other real estate owned

Other real estate owned consists of nineteen properties totaling $3,477 at March 31, 2011 and twenty two properties totaling $4,647 at December 31, 2010. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Loans purchased

In conjunction with the FCEC Merger, the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, we made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

Core deposit intangible assets

The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the FCEC Merger compared to the cost of obtaining alternative funding such as brokered deposits from market sources. We utilized an income valuation approach to present value the estimated future cash savings in order to determine the fair value of the intangible asset.

Premises and equipment

Premises and equipment acquired through the FCEC Merger has been assigned an acquisition date fair value through the use of independent appraisals and internal discounted cash flow models. Both approaches utilized an income based valuation approach to determine the fair value for the premises and equipment based on the highest and best use concept.

Time deposits

Time deposits acquired through the FCEC Merger have been recorded at their acquisition date fair value. In order to derive the fair value, we adjusted the amortized cost basis of the deposits to reflect the current interest rates paid on time deposits at the time of acquisition. The fair value adjustment reflects the movement in interest rates from inception of the deposit to the acquisition date.

Borrowings

Borrowings assumed through the FCEC Merger were recorded at their acquisition date fair value. The fair value adjustment to the carrying value of the borrowings represents the movement in interest rates from the inception of the individual borrowings to the acquisition date.

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

The estimated fair values of our financial instruments were as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	$148,364	$148,364	$248,479	$248,479
Securities available for sale	208,054	208,054	102,695	102,695
Restricted investment in bank stock	13,971	13,971	14,696	14,696
Loans held for sale	40,565	40,565	147,281	147,281
Loans, net of allowance for loan losses	2,033,456	2,066,649	2,058,191	2,072,690
Accrued interest receivable	7,346	7,346	7,856	7,856
Derivative instruments	542	542	2,147	2,147

Financial liabilities:
Deposits	2,227,929	2,203,681	2,299,898	2,257,753
Securities sold under agreements to repurchase	9,728	9,728	6,605	6,605
Short-term borrowings	5,041	5,041	55,039	55,039
Long-term debt	87,816	92,071	87,800	83,167
Accrued interest payable	1,761	1,761	1,950	1,950

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	37,323	—	57,469	—
Unfunded commitments under lines of credit	491,411	491	399,647	454
Letters of credit	55,398	142	58,555	149

The following methods and assumptions were used to estimate the fair values of our financial instruments at March 31, 2011 and December 31, 2010.

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

Long-term debt (carried at cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The carrying amount of the subordinated debt is considered its fair value as these borrowings were only marketed to closely related investors.

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

Note 13 – Segment Information

Beginning in the first quarter of 2011, operating segments have been determined to be reportable based upon our internal profitability reporting system. The reportable segments are Banking and Residential Mortgage. Our Banking segment includes all of the banking operations, exclusive of activities related to originating residential mortgages for the purpose of selling to the secondary market and the sale of residential mortgages. The Residential Mortgage segment originates and services residential mortgage loans for consumers within our geographic footprint and sells all of these loans in the secondary market. The Residential Mortgage segment does not originate sub-prime mortgage loans. The funding of loans originated by the Residential Mortgage segment is providing by the Banking segment. This loan and any interest related to these loans are eliminated during consolidation.

The financial information of our segments was compiled utilizing the accounting policies described in Note 1. These accounting policies and processes are highly subjective and, are not based on authoritative guidance similar to GAAP. Income taxes are allocated to the Banking Segment based on our effective tax rate and to the Residential Mortgage Segment based on our statutory tax rate. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.

The following table presents the selected financial information for our reportable segments. Since March 31, 2011 was the first period in which separate reportable segments were identified, the information related to the three month period ended March 31, 2010 is being presented for comparability purposes and has not been previously presented.

	Three Months Ended March 31, 2011
	Banking Segment	Residential Mortgage Segment	Elimination	Total

Interest income	$29,983	$700	$(414)	$30,269
Interest expense	5,865	414	(414)	5,865

Net interest income	24,118	286	—	24,404
Provision for loan losses	1,650	—	—	1,650
Noninterest income	3,840	1,472	—	5,312
Noninterest expenses	21,038	6,542	—	27,580

Income before income taxes	5,270	(4,784)	—	486
Income tax expense	1,836	(1,690)	—	146

Net income including noncontrolling interest	$3,434	$(3,094)	$—	$340
Less: income from noncontrolling interest	4	118	—	122

Net Income	$3,430	$(3,212)	$—	$218

Total average assets	$2,724,093	$38,191	$(66,239)	$2,696,045

	Three Months Ended March 31, 2010
	Banking Segment	Residential Mortgage Segment	Elimination	Total

Interest income	$17,599	$—	$(24)	$17,575
Interest expense	5,526	24	(24)	5,526

Net interest income	12,073	(24)	—	12,049
Provision for loan losses	1,450	—	—	1,450
Noninterest income	1,702	273	—	1,975
Noninterest expenses	9,559	246	—	9,805

Income before income taxes	2,766	3	—	2,769
Income tax expense	863	1	—	864

Net income including noncontrolling interest	$1,903	$2	$—	$1,905
Less: income from noncontrolling interest	—	—	—	—

Net Income	$1,903	$2	$—	$1,905

Total average assets	$1,506,432	$6,706	$(7,292)	$1,505,846

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “we”, “us” and “our” refer to Tower Bancorp, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding our current financial condition, changes in financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements. Notes and other information contained in this Report.

Forward-Looking Statements

We have made, and may continue to make, certain forward-looking statements in this Report, including information incorporated by reference in this Report. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “target,” “intend” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements include discussions of our strategy, financial projections and estimates and the underlying assumptions, statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services. These forward-looking statements are subject to various assumptions, risks, uncertainties and other factors discussed in this Report and in our other filings with the Securities and Exchange Commission, including, but not limited to the following: market risk; changes or adverse developments in economic, political, or regulatory conditions; a continuation or worsening of the current disruption in credit and other markets; the effect of competition and interest rates on net interest margin and net interest income; investment strategy and income growth; investment securities gains; declines in the value of securities which may result in charges to earnings; changes in rates of deposit and loan growth; asset quality and the impact on assets from adverse changes in the economy and in credit or other markets and resulting effects on credit risk and asset values; balances of risk-sensitive assets to risk-sensitive liabilities; salaries and employee benefits and other expenses; amortization of intangible assets; capital and liquidity strategies and other financial and business matters for future periods.

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

Additional Information

Our common stock is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol “TOBC.” Additional information can be found through our website at www.towerbancorp.com. Electronic copies of our 2010 Annual Report on Form 10-K are available free of charge by visiting the “SEC Filings” section of our website at www.towerbancorp.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

Where we have included website addresses in this Report, such as our website address, we have included those addresses as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part hereof.

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

Mergers and Acquisitions

On December 10, 2010, the Company completed its acquisition of First Chester County Corporation (“First Chester”) in an all-stock transaction valued at approximately $49.8 million (the “FCEC Merger”). As part of the FCEC Merger, First Chester shareholders received 0.356 shares of the Company’s common stock, valued at $7.88 per share of First Chester common stock based on the closing price of the Company’s common stock of $22.14 per share at the time of acquisition.

Pursuant to the merger agreement with First Chester (the “FCEC Merger Agreement”), the Company is the surviving bank holding company and First Chester’s wholly-owned subsidiary, The First National Bank of Chester County (“FNB”), merged with and into the Graystone Tower Bank (“Bank”), with the Bank as the surviving institution.

Prior to the FCEC Merger, FNB conducted certain mortgage banking activities through its American Home Bank Division (“AHB Division”). Pursuant to the FCEC Merger Agreement, First Chester and FNB initiated efforts to sell the AHB Division, including, without limitation, the interests of FNB in certain mortgage-banking related joint ventures and activities related thereto. No sale agreement related to the AHB Division was executed prior to consummation of the FCEC Merger. On December 30, 2010, the Company announced that it will commence winding down the operations of the AHB Division in an orderly fashion. The Company has recognized a total restructuring charge of $1.9 million in connection with this action, of which approximately $1.4 million was recognized in 2010 and $543 thousand was recognized during the first three months of 2011. The AHB Division incurred a pre-tax loss of approximately $4.8 million during the first quarter of 2011 and $2.1 million during December 2010 subsequent to the FCEC Merger. We believe that the wind down and restructuring of the AHB Division was substantially completed during the first quarter of 2011. We expect any remaining operations from the AHB Division to have significantly less impact on the Company’s operations in future periods than experienced during the first quarter of 2011. Additionally, we continue to retain contingent liabilities relating to the prior operations of the AHB Division as well as actions undertaken in connection with the wind down. These matters could adversely affect our financial condition, results of operations, reputation and prospects.

In connection with the FCEC Merger, on December 10, 2010, the Company terminated the Bank’s relationship and relinquished its investment interest in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC, (“DDMP Advisors, LLC”) through which the Bank previously offered investment advisory services to certain customers. The Company recognized an expense of approximately $1.5 million during 2010. No additional expenses related to this matter were recognized during the first three months of 2011.

As a result of these transactions, the Bank now serves ten counties in Central and Southeastern Pennsylvania and one county in Maryland. The Bank operates as the subsidiary of the Company through three banking divisions – “Graystone Bank, a division of Graystone Tower Bank”, consisting of the former Graystone Bank branches, and “Tower Bank, a division of Graystone Tower Bank,” consisting of the former branches of The First National Bank of Greencastle and “1N Bank, a Division of Graystone Tower Bank” consisting of the former branches of FNB. The Bank also provides a broad range of trust and investment management services and provides services for estates, trust, agency accounts and individual and employer sponsored retirement plans through the Graystone Wealth Management Division, which includes the former FNB Wealth Management Division. The operating philosophy will continue to be a community-oriented financial services company with a strong customer focus. These transactions have enhanced our business opportunities due to the Bank having a greater market share, market presence and the ability to offer more diverse and more profitable products, as well as a broader based and geographically diversified branch system to enhance deposit collection and reduce funding costs, and a higher legal lending limit to originate larger and more profitable commercial loans. We believe that the merger of the banks into one surviving bank will provide greater efficiency, customer service, and product delivery than we would achieve by operating under a multi-bank holding company structure. `

RESULTS FROM OPERATIONS

Summary Financial Results

For the first three months of 2011 as compared with the first three months of 2010, the FCEC Merger has had a significant impact on our results of operations. The operating results reported herein for the three months ended March 31, 2011 include the results for the combined entity. However, the results for the three months ended March 31, 2010 include the historical operating results of Tower Bancorp, Inc. Consequently, comparisons of our current results of operation to the three month ended March, 31 2010 may not be particularly meaningful.

We recognized after-tax net income of approximately $218 thousand or $0.02 per diluted share in the first quarter of 2011, compared to $1.9 million or $0.27 per diluted share in the first quarter of 2010. During the first quarter of 2011, the AHB Division incurred a net loss of $3.3 million as we continued to wind down its operations to better align its activities with our community banking model. We have substantially completed the wind down of the operations during the first quarter of 2011 and expect further operating losses will occur during the second quarter of 2011 as the wind down is finalized, but at a significantly lower level than experienced in the first quarter of 2011.

Net interest income before provision for loan loss increased $12.4 million or 102.5% from the first quarter 2011 compared to 2010. In addition to the net interest income contributed by the inclusion of the 1N Bank Division and AHB Division, which added $9.6 million, the growth was also due to the growth in our investment portfolio coupled with a reduction in the average rate paid on interest bearing liabilities from 2010 to 2011. Noninterest income increased $3.3 million due to increases in the service charges on deposit accounts, fiduciary fees and brokerage commission, other services charges, commissions and fees, gains on the sale of mortgage loans, and other miscellaneous income which increased $369 thousand, $860 thousand, $415 thousand, $1.2 million and $405 thousand, respectively, compared to the first quarter of 2010. The increase in noninterest expense was $17.8 million and is due to increases across all categories with the most significant increases coming from salary and benefit expense, occupancy expense and other operating expense, which increased $8.0 million, $2.7 million and $2.5 million, respectively, as compared to the first quarter of 2010. These increases in noninterest income and expenses can be attributed to the FCEC Merger and our balance sheet growth over the last twelve months.

Beginning in the first quarter of 2011, operating segments have been determined to be reportable based upon our internal profitability reporting system. The reportable segments are Banking and Residential Mortgage. Our Banking segment includes all of the banking operations, exclusive of activities related to originating residential mortgages for the purpose of selling to the secondary market and the sale of residential mortgages. The Residential Mortgage segment originates and services residential mortgage loans for consumers within our geographic footprint and sells all of these loans in the secondary market. The funding of loans originated by the Residential Mortgage segment is providing by the Banking segment. This loan and any interest related to these loans are eliminated during consolidation.

Net income associated with Banking Segment increased $1.5 million or 80.2% during the first quarter of 2011 compared to the same period in 2010. This increase was the result of added activity from the FCEC Merger and organic growth. Net income associated with the Residential Mortgage Segment decreased $3.2 million or 1,605.0% during the first quarter of 2011 compared to the same period in 2010. This decrease was a result of the operations of the AHB Division, which was acquired as part of the FCEC Merger, as well as restructuring costs associated with the wind-down of the AHB Division.

Net Interest Income

Net interest income is the most significant component of our net income. Net interest income increased $12.4 million or 102.5% to approximately $24.4 million for the three months ended March 31, 2011, as compared to approximately $12.0 million for 2010. The $12.4 million increase in net interest income includes $9.6 million contributed to interest-earning assets and interest-bearing liabilities from the 1N Bank Division and AHB Division. Excluding the effect of the FCEC Merger, net interest income increased $322 thousand or 2.7% over first quarter 2010.

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We use brokered deposits on a limited basis to fund asset growth as demonstrated by the limited use of brokered deposits, which represents approximately 8.3% of total deposits, on our consolidated balance sheet at March 31, 2011 and approximately 8.5% at December 31, 2010. In connection with our growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three-month period ended March 31, 2011 as compared to the same period in 2010. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2011 and 34% for 2010.

	For the Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)

Interest-earning assets:
Federal funds sold and other (3)	$24,787	$12	0.20%	$24,576	$33	0.54%
Investment securities (1)	159,660	1,053	2.67%	177,121	1,057	2.42%
Loans(2)	2,167,497	29,199	5.46%	1,150,976	16,506	5.82%

Total interest-earning assets	2,351,944	30,264	5.22%	1,352,673	17,596	5.28%

Other assets	344,101			153,173

Total assets	$2,696,045			$1,505,846

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$1,094,235	1,479	0.55%	$697,925	2,120	1.23%
Time deposits	875,926	3,037	1.41%	435,686	2,489	2.32%
Borrowings	119,470	1,349	4.58%	83,077	917	4.48%

Total interest-bearing liabilities	2,089,631	5,865	1.14%	1,216,688	5,526	1.84%

Noninterest-bearing transaction accounts	308,349			110,886
Other liabilities	43,567			14,036
Equity	254,498			164,236

Total liabilities and equity	$2,696,045			$1,505,846

Net interest spread			4.08%			3.43%
Net interest income and interest rate margin FTE		$24,399	4.21%		$12,070	3.62%

Tax equivalent adjustment		(80)			(21)

Net interest income		$24,319			$12,049

Ratio of average interest-earning assets to average interest-bearing liabilities	112.6%			111.2%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2011 and 34% for 2010.
(2)	Average loan balances include non-accrual loans.
(3)	Amounts exclude cash balances held at the Federal Reserve and any interest earned thereon.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended
	March 31, 2011 vs. March 31, 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Federal funds sold	$10	$(31)	$(21)
Investment securities	(1,771)	1,767	(4)
Loans	42,686	(29,993)	12,693

Total interest income	40,925	(28,257)	12,668

Interest expense:
Interest-bearing non-maturity deposits	19,250	(20,359)	(641)
Time deposits	23.565	(22,343)	548
Borrowings	410	22	432

Total interest expenses	43,225	(42,886)	339

Net interest income	$(2,300)	$14,629	$12,329

Interest income increased approximately $12.7 million, or 72.0%. This increase was caused by approximately $999.3 million or 73.9% increase in the average balance of interest-earning assets, which resulted in approximately $40.9 million increase to interest income. This increase was partially offset by a 6 basis point reduction in average rates that resulted in a reduction of interest income of approximately $28.3 million.

Interest income on investment securities decreased approximately $4 thousand, or 0.4%. The average balance of investments held by the Bank decreased from $177.1 million at March 31, 2010 to $159.7 million at March 31, 2011, which resulted in a decrease of approximately $1.8 million in interest income. This decrease is offset by the increase in the interest rates earned on securities as compared to prior year resulting in an increase of 25 basis points on the average rate and an increase of interest income of $1.8 million.

Average yields on loans decreased 36 basis points or 6.1%, from 5.82% during the first quarter of 2010 to 5.46% during the first quarter of 2011. The Federal Reserve maintained the intended federal funds target rate below 0.25% during both quarters ended March 31, 2011 and 2010. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Fixed rate and adjustable rate loans, which represent approximately 24% and 40%, respectively, of total average loans held at March 31, 2011, do not reprice immediately when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 73% of our total average variable rate loans at March 31, 2011 contain interest rate floors. Conversely, any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $339 thousand, or 6.1%, during the first quarter of 2011 compared to the same period in 2010. This relatively small increase was caused by approximately $872.9 million or 71.8% increase in the average balance of interest-bearing liabilities, which resulted in approximately $43.2 million increase to interest expense. This increase, however, was predominately offset by a 70 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $42.9 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the FCEC Merger and our efforts to reduce rates paid on deposits while still remaining competitive in our markets.

The amortization of premiums and discounts on interest-earning assets and interest-bearing liabilities acquired in the FCEC Merger had a positive impact on the net interest margin. Exclusive of these items, the yield on interest earning assets would have been 4.96%, the cost of interest bearing liabilities would have been 1.39%, and net interest margin would have been 3.75%.

The benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

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

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)

Balance at beginning of period	$14,053	$9,695
Provision for loan losses	1,650	1,450
Charge-offs:
Commercial:
Industrial	(446)	(194)
Real estate	(8)	(21)
Construction	—	—
Consumer:
Home equity line	—	—
Other	(98)	(82)
Residential mortgages	(177)	—

Total charge-offs	(729)	(297)

Recoveries:
Commercial:
Industrial	20	43
Real estate	120	—
Construction	—	1
Consumer:
Home equity line	—	—
Other	2	—
Residential mortgages	—	—

Total recoveries	142	44

Net charge-offs	(587)	(253)

Balance at end of period	$15,116	$10,892

We continue to operate in a challenging economic environment. We have increased our allowance for loan loss in accordance with our assessment process, which took into consideration risks related to the overall composition of our loan portfolio, the status of the current economic environment and other qualitative factors, and the results of our risk assessment process over delinquent and problem loans. The provision for loan losses for the three months ended March 31, 2011 totaled $1.7 million, an increase of $200 thousand compared to the same period in 2010. The gross loan charge-offs that were applied to the allowance for loan loss during the three months ended March 31, 2011 consisted of 5 commercial industrial loans, 1 commercial real estate loan, 3 other consumer loans and 5 mortgage loans totaling $729 thousand. Net allowance for loan loss charge-offs were 0.11% of average loans on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.75% at March 31, 2011, compared to 0.65% at December 31, 2010.

The following table presents changes in the credit quality adjustment on loans purchased for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)

Balance at beginning of period	$21,693	$2,942
Credit fair value adjustment mark	—	—
Net Loan Accretion	(2,026)	(150)
Charge-offs:
Commercial:
Industrial	(9)	(139)
Real estate	(49)	—
Construction	—	—
Consumer:
Home equity line	(522)	(10)
Other	(17)	(55)
Residential mortgages	—	(93)

Total charge-offs	(597)	(297)

Recoveries:
Commercial:
Industrial	85	3
Real estate	—	—
Construction	—	—
Consumer:
Home equity line	4	1
Other	24	20
Residential mortgages	—	—

Total recoveries	113	24

Net charge-offs	(484)	(273)

Balance at end of period	$19,183	$2,519

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the three months ended March 31, 2011 consisted of 2 commercial industrial loans, 2 commercial real estate loans, 8 consumer home equity lines, and 8 other consumer loans totaling $597 thousand. Net credit mark charge-offs were 0.09% of average loans for the first quarter 2011 on an annualized basis.

The total gross loan charge-offs during the three months ended March 31, 2011 consisted of 34 loans totaling $1.3 million. Net total loan charge-offs were .20% of average loans for the first quarter of 2011 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan loss, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.69% at March 31, 2011, compared to 1.66% at December 31, 2010. See an explanation of the Non-GAAP measures later in this filing within Management’s Discussion and Analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at March 31, 2011. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at March 31, 2011. We believe that the allowance for loan loss is appropriate based on applicable accounting standards.

Noninterest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest margin, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

Noninterest income was approximately $5.3 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the components of noninterest income:

	March 31, 2011	March 31, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,109	$740	$369	49.9%
Fiduciary fees and brokerage commissions	897	37	860	2324.3%
Other service charges, commissions and fees	904	489	415	84.9%
Gain on sale of mortgage loans originated for sale	1,468	273	1,195	437.7%
Gain on sale of other interest earnings assets	—	24	(24)	(100.0)%
Income from bank owned life insurance	409	292	117	40.1%
Other income	525	120	405	337.5%

Total noninterest income	$5,312	$1,975	$3,337	169.0%

The $3.3 million or 169.0% increase in total noninterest income from the three months ending March 31, 2010 to the same period in 2011 is attributable primarily to the increase in service charges on deposit accounts, other service charges, commissions and fees, gain on sale of mortgage loans originated for sale, and other income. Increases to service charges on deposit accounts and the gain on sale of mortgage loans originated are attributable to the FCEC Merger. Excluding service charges on deposit accounts and gain on sale of mortgage loans originated from the 1N Bank Division and AHB Division, service charges on deposit accounts and gain on sale of mortgage loans originated decrease $27 thousand and $238 thousand, respectively. Fiduciary fees and brokerage commissions increased due to income received from Wealth Management Division the majority of which was acquired as part of the FCEC Merger. As of March 31, 2011, the Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $502.3 million. Other service charges, commissions and fees increased as a result of the increased number of deposit accounts along with income contributed by the 1N Bank branches acquired through the FCEC Merger.

Noninterest Expense

The following table presents the components of noninterest expenses:

	March 31, 2011	March 31, 2010	Increase
			$	%
	(dollars in thousands)
Salaries and employee benefits	$13,110	$5,070	$8,040	158.6%
Occupancy and equipment	4,370	1,696	2,674	157.7%
Amortization of intangible assets	406	177	229	129.4%
FDIC insurance premiums	894	398	496	124.6%
Advertising and promotion	565	135	430	318.5%
Data processing	1,155	511	644	126.0%
Communication	715	44	671	1,525.0%
Professional service fees	1,201	441	760	172.3%
Other operating expenses	3,757	1,222	2,535	207.4%
Restructuring charges	1,160	—	1,160	n/a
Merger related expenses	247	111	136	122.5%

Total noninterest expenses	$27,580	$9,805	$17,775	181.3%

We did not realize the full extent of the anticipated cost savings related to the FCEC Merger integration since the operating systems were not combined until February of 2011 and a significant portion of the wind down of the AHB Division operations, including the reduction in staffing levels, did not occur until the end of March 2011.

Salary and employee benefits increased $8.0 million or 158.6% for the three months ending March 31, 2011 when compared to March 31, 2010. Salaries increased by $6.3 million while employee benefits increased by $1.7 million. The increased level of salary expense was driven by personnel costs in connection with the FCEC Merger. Excluding expense related to the 1N Bank Division and AHB Division branch locations, salaries and benefits increased $3.8 million or 74.6%. This $3.8 million increase does include certain former First Chester employees retained by us following the merger to fill available operations positions. In addition to the 1N Bank Division and AHB Division, we invested in new employees in the Wealth Management Division and added additional personnel to our operations, finance, credit and lending departments to support our growth between March 31, 2010 and March 31, 2011. We also implemented general merit increases for all eligible employees between March 31, 2010 and March 31, 2011.

Occupancy and equipment expense increased $2.7 million or 157.7%. The increase was partially related to the additional expense attributable to the 1N Bank Division branches and AHB Division which contributed $1.3 million. Additional increases to occupancy and equipment expense related to additional branch offices during 2010 and a second corporate center building which we occupied beginning in the fourth quarter of 2010.

At March 31, 2011, the Bank had approximately $1.745 billion in FDIC-insured deposits compared to $1.000 billion at March 31, 2010. This increase in our deposit base resulted in the increase in FDIC insurance premiums for the quarter. On April 1, 2011, the FDIC insurance premiums will no longer be based on the level of insured deposits. Rather the assessment will be based on average total assets less average tangible equity and the assessment rate will decrease from historic rates. While the Bank’s assessment base will increase, the decrease in the assessment rate will result in an overall decrease in FDIC insurance costs for future periods.

Advertising and promotion expenses for the first quarter of 2011 exceeded that of the 2010 due to the FCEC Merger that occurred during the December of 2010, which resulted in additional signage and advertising needs to communicate with our customers during the first quarter of 2011. Additionally, we initiated a checking account campaign in an effort to gain low cost, in-market deposits, which resulted in increased advertising costs during the first quarter of 2011.

The costs related to data processing and communications expenses increased as a result of the FCEC Merger, which caused increased processing volume by our core bank processing system and increased communications expenses for phone and internet usage and upgraded services.

Professional service expenses increases are directly related to increased audit, consulting and legal services given the rapid growth in the Bank, between March 31, 2010 and March 31, 2011.

Restructuring charges totaled $1.2 million for the first quarter of 2011 and consisted mostly of two items: (1) $617 thousand related to payments made to members of our Board of Directors who resigned from the Board during the first quarter of 2011 as a result of a Board restructuring following the First Chester acquisition; and (2) $334 thousand incurred by the AHB Division for lease termination costs and leasehold improvement write-off’s as a result of the AHB Division wind down. The remaining increase relates to legal expenses incurred that were directly related to the wind down of the AHB Division.

Other operating expenses increased $2.5 million or 207.4%. Total other expenses attributed to 1N Division and AHB Division were $1.4 million. The remaining increase was primarily due to increases in Pennsylvania bank shares taxes, ATM/Debit fees, and other correspondent bank charges of $274 thousand, $401 thousand, and $108 thousand, respectively.

Income Tax Expense

Income tax expense was $146 thousand and $864 thousand for the three month ended March 31, 2011 and 2010, respectively. Our effective tax rate for the first quarter of 2011 was 30.0%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities. Our effective tax rate was 31.2% for the three months ended March 31, 2010. The statutory tax rates for 2011 and 2010 were 35.0% and 34.0%, respectively.

FINANCIAL CONDITION

Total Assets

Total assets decreased by $131.3 million, or 4.8%, to $2.616 billion at March 31, 2011 as compared to $2.747 billion at December 31, 2010. This decrease is the result of decreases in commercial loans, consumer loans, residential mortgages, and loans held for sale which decreased $10.0 million, $1.1 million, $12.7 million, and $106.7 million, respectively. The decrease in commercial loans is due to loan amortization and pay-downs in principal exceeding originations during the quarter. During the quarter, selected commercial credits had been requested by the Bank to make advanced payments to principal in order to reduce the Bank’s risk exposure on these credits, which was a leading contributor to this net decrease. Additionally, the 1N Bank Division has hired new loan officers and loan relationship managers who began managing loan portfolios of existing loan relationships, which required additional effort to foster these new relationships and, therefore, detracted from the new loan originations from that division. The decrease in residential mortgages is a product of our strategy to actively reduce our exposure to interest rate risk. The decrease in loans held for sale is the direct result of the wind-down efforts at the AHB Division, accounting for $102.3 million of the decrease, coupled with an overall decrease in residential mortgage loan demand due to the soft housing market and the increasing interest rate environment.

Loans held for investment

Our gross loan balance decreased by $23.8 million, or 1.1%, to $2.048 billion as of March 31, 2011. During the first three months of 2011, new loan originations totaled $69.1 million. These new loans were offset by a net decrease in existing loan balances of $92.2 million. We believe that there continues to be opportunities to bring quality existing credits into the Bank from our competitors, coupled with demand for commercial and consumer loans to credit qualified businesses and individuals within our market areas, which we anticipate will result in additional loan growth over the next three quarters.

See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at March 31, 2011 and the changes from December 31, 2010:

	March 31, 2011	December 31, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Commercial:
Industrial	$1,056,712	$1,073,666	$(16,954)	(1.6)%
Real estate	302,392	305,423	(3,031)	(1.0)%
Construction	193,707	183,729	9,978	5.4%
Consumer & other:
Home equity line	158,633	163,905	(5,272)	(3.2)%
Other	69,479	65,305	4,174	6.4%
Residential mortgages	267,500	280,154	(12,654)	(4.5)%

Total Loans	2,048,423	2,072,182	(23,759)	(1.1)%

Deferred costs (fees)	149	62	87	140.3%
Allowance for loan losses	(15,116)	(14,053)	(1,063)	7.6%

Net Loans	$2,033,456	$2,058,191	$(24,735)	(1.2)%

The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 75.8% and 75.4% of total loans at March 31, 2011 and December 31, 2010, respectively. In addition, the Bank has $109.6 million in loan participations without recourse sold to unaffiliated banks through March 31, 2011, where the Bank maintains the servicing rights with these relationships. Currently, the Bank is participating in 38 loans purchased from unaffiliated banks. The total outstanding balance of these loans is $42.0 million. The borrowers on these loans are in-market customers. The Bank has not experienced any losses due to nonperformance of the purchased loan participations.

Additionally, we have not participated in any shared national credit programs and we do not have any shared national credits in our loan portfolio. We expect to recognize loan growth over the next three quarters as we focus on serving the credit needs of the market areas, while adhering to prudent underwriting standards, taking into consideration the economic uncertainties that are expected to continue. However, due to continued uncertain economic conditions resulting in lower levels of loan demand, loan growth may be slower than historically experienced.

Loans, held for sale

Loans originated and intended for sale in the secondary market are primarily residential mortgage loans originated through the Bank’s residential mortgage company subsidiaries, Graystone Mortgage, LLC and the acquired AHB Division. Loans held for sale decreased $106.7 million from $147.3 million at December 31, 2010 to $40.6 million at March 31, 2011. The decrease in loans held for sale is the direct result of the wind-down efforts at the AHB Division, accounting for $102.3 million of the decrease, coupled with an overall decrease in residential mortgage loan demand due to the soft housing market and the increasing interest rate environment.

The following is a summary of our lending activities based on our current loan portfolio

Lending Activities

The Bank’s principal lending activity has been the origination of business and commercial real estate loans, commercial and industrial loans, and personal consumer loans to customers located within our primary market areas. The Bank generally releases the servicing rights on residential mortgage loans that it sells, which results in additional gains on sale. The Bank also originates and retains various types of home equity and consumer loan products in its loan portfolio.

Commercial Lending

The Bank’s commercial loan portfolio includes business term loans and lines of credit issued to small and medium size companies our the market areas, some of which are secured in part by additional owner occupied real estate. Additionally, the Bank makes secured and unsecured commercial loans and extends lines of credit for the purpose of financing equipment purchases, inventory, business expansion, working capital, and other general business purposes. The terms of these loans generally range from less than 1 year to 7 years with a maximum interest rate term to not exceed 10 years and amortization periods not to exceed 25 years, carrying a fixed interest rate or a variable interest rate indexed to LIBOR or prime rate. It is the Bank’s standard practice to issue lines of credit due on demand, accruing interest at a variable interest rate indexed to either LIBOR or prime rate.

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

Residential Real Estate Lending

The majority of the residential mortgage loans on our balance sheet have been acquired through the FCEC Merger or had been originated by the First National Bank of Greencastle, which has since been merged into the Bank as a result of the Graystone Merger. The Bank originates mortgage loans through its subsidiary, Graystone Mortgage, LLC (“Mortgage Company”) and the acquired AHB Division, to enable the Bank’s customers to finance residential real estate, both owner occupied and non-owner occupied, in the primary market areas. The Bank generally offers traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly payment options, that have maturities up to 30 years, and maximum loan amounts generally up to $750 thousand.

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

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Total loans outstanding, net of unearned income	$2,089,137	$2,219,525
Daily average balance of loans	2,167,497	1,289,625

Non-accrual loans	$37,673	$17,722
Accruing loans greater than 90 days past due	1,933	1,425

Total non-performing loans	39,606	19,147

Other real estate owned	3,477	4,647

Total non-performing assets	$43,083	$23,794

Allowance for loan losses	$15,116	$14,053
Credit fair value adjustment on loans purchased	19,183	21,693

Adjusted (Non-GAAP) allowance for loan losses	$34,299	$35,746

Non-accrual loans to total loans (1)	1.86%	0.82%
Non-performing assets to total assets	1.65%	0.87%
Non-performing loans to total loans (1)	1.95%	0.89%
Allowance for loan losses to total loans(1)	0.75%	0.64%
Adjusted (Non-GAAP) allowance for loans losses to total loans (1)	1.69%	1.66%

Allowance for loan losses to non-performing loans	38.17%	73.40%
Adjusted (Non-GAAP) allowance for loan losses to non-performing loans	86.61%	186.69%

(1)	Total loans excludes purchased impaired loans accounted for under ASC 310-30 acquired as part of mergers and acquisitions. The total balance of these loans, net of fair value mark, is $61.7 million as of March 31, 2011, and $61.6 million as of December 31, 2010.

GAAP requires that expected credit losses associated with loans obtained in an acquisition be reflected at fair value as of each respective acquisition date and prohibits the carryover of the acquired entity’s allowance for loan losses. Accordingly, we believe that presentation of the adjusted (Non-GAAP) allowance for loan losses, consisting of the allowance for loan losses plus the credit fair value adjustment on loans purchased in merger transactions, is useful for investors to understand the complete allowance that is recorded as a representation of future expected losses over the Bank’s loan portfolio

The accounting estimates for loan losses are subject to changing economic conditions. At March 31, 2011, the non-accrual loans totaled $37.7 million compared to $17.7 million at December 31, 2010. Of the $37.7 million of total non-accrual loans at March 31, 2011, $32.7 million or 86.7% related to commercial loans, $656 thousand or 1.7% to consumer loans and $4.4 million or 11.6% to residential mortgage loans. When analyzing the non-accrual loans on an individual basis, this increase is due to $14.4 million increase in commercial non-accrual loans related to the addition of two large loan relationships. These two loan relationships have been included in our specific reserve analysis as of March 31, 2011 and, as such, we have determined that there is a proper amount reserved against any expected future losses. The larger of these two relationships, totaling $10.5 million as of March 31, 2011, has been restructured and is in a current status. After several months of continued demonstrated performance in accordance with the restructured terms, we anticipate that this credit would be eligible to be restored to a performing status. The other loan was made to an in-market borrower to fund construction of a retail shopping center which is no longer a viable project. The loan is currently in default and we have commenced foreclosure proceedings. As of March 31, 2011, we believe that our security interest is perfected and that the proceeds from the sale of the real estate will allow us to recover our investment less the specific reserve we have placed against this relationship. The fourth quarter 2010 provision included a specific reserve of $2.5 million that was placed on a $5.0 million commercial credit. As disclosed previously, the borrower has agreed to refinance the loan with additional collateral and cash flows. Although the process is not progressing as timely as initially anticipated, it is our current expectation that this new financing structure will be completed late in the second quarter or early third quarter of 2011, subject to bankruptcy court approval.

As of March 31, 2011, total impaired loans were $94.0 million. Included in impaired loans are loans on which we have stopped accruing interest in accordance with the loan accounting policy and impaired loans purchased as a result of mergers and acquisitions. The Bank discontinues the accrual of interest on a loan when the contractual payment of principal or interest has become 90 days past due or we have serious doubts about further collectability of principal or interest, even though the loan is currently performing. The impaired loan balance includes $1.2 million of impaired loans acquired as part of the merger with Graystone Financial Corp., and

$55.1 million of impaired loans as part of the FCEC Merger, which were recorded at their individual fair values as determined based on our estimate of future cash flows. In order to reflect these purchased loans at fair value, the carrying value of these loans was reduced at the time of the mergers. The fair value mark for these impaired loans was $30.3 million at March 31, 2011.

For the remaining impaired loans, we performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral. Based on these evaluations, we have determined that a reserve of $3.8 million is required against the impaired loans at March 31, 2011.

At March 31, 2011, the Bank performed a detailed review of the non-performing loans and of their related collateral and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. It is the Bank’s policy that non-performing loans will remain classified as non-performing until such time that the loan becomes current on all principal and interest payments and remains current for a period of six months. Loans where the original terms have been modified are not considered to be performing until the borrower demonstrates their performance under the modified terms for a period of at least six months.

During 2010, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of real estate values as a result of an economic downturn. In addition, the prolonged economic downturn present throughout 2010 and continuing into 2011 has resulted in increased delinquencies in the loan portfolio.

Other real estate owned consists of nineteen properties totaling $3.5 million at March 31, 2011. These properties have been through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Securities Available for Sale

The following table presents the amortized cost and fair value of investment securities for March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	(dollars in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Equity securities	$195	$195	$195	$195
U.S Treasury securities	—	—	5,000	5,002
U.S Government sponsored agency securities	25,742	25,872	7,771	7,780
U.S. Government sponsored agency mortgage-backed securities	52,081	51,976	10,787	10,754
U.S. Government sponsored agency collateralized mortgage obligations	90,834	91,125	48,018	48,587
Municipal bonds	19,393	19,652	10,641	10,654
Municipal bonds - taxable	10,321	10,014	10,341	10,014
SBA pool loan investments	9,040	9,220	9,557	9,709

Total securities available for sale	$207,606	$208,054	$102,310	$102,695

At March 31, 2011, total available for sale securities were $208.1 million, an increase of $105.4 million from total available for sale securities of $102.7 million at December 31, 2010. Funds from the sale of the securities acquired from the First Chester investment portfolio as well as funds held in cash and other short-term investments were used to purchase the investments. Upon completion of the FCEC Merger during the fourth quarter 2010, we sold a majority of securities from the acquired the First Chester investment portfolio to realign the holdings with our overall investment strategy and investment policies.

During the first three months of 2011, we did not identify any securities with unrealized losses that were deemed to be other than temporary in nature.

Bank-owned Life Insurance

At March 31, 2011, the total cash surrender value of the bank-owned life insurance (“BOLI”) was $40.1 million. The BOLI was purchased as a means to offset a portion of current and future employee benefit costs. The Bank’s deposits and proceeds from the sale of investment securities were used to fund the BOLI. Earnings from the BOLI are recognized as other income and are treated as tax-free earnings. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage.

Deposits

Total deposits at March 31, 2011 were $2.228 billion, a decrease of $72.0 million from total deposits of $2.300 billion at December 31, 2010.

The table below presents the increases in deposits by type at March 31, 2011 as compared to December 31, 2010.

	March 31, 2011		December 31, 2010		Increase/(Decrease)
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest bearing transaction accounts	$301,042	13.5%	$301,210	13.1%	$(168)	(0.1)%
Interest checking accounts	319,363	14.3%	305,701	13.3%	13,662	4.5%
Money market accounts	600,244	26.9%	651,760	28.3%	(51,516)	(7.9)%
Savings accounts	163,595	7.3%	160,305	7.0%	3,290	2.1%
Time deposits, other	843,685	37.9%	880,922	38.3%	(37,237)	(4.2)%

Total deposits	$2,227,929	100.0%	$2,299,898	100.0%	$(71,969)	(3.1)%

The Bank continues to manage the size, mix, and cost of the deposit portfolio with the goal of lowering current deposit costs and positioning the cost of the portfolio in the future. In-market non-maturity deposits have decreased by $34.5 million between December 31, 2010 and March 31, 2011. In-market time deposits decreased $29.0 million between December 31, 2010 and March 31, 2011. The decrease in money market and time deposits were the result of management’s focus on lowering the cost of deposits through decreases in money market interest rates and allowing higher cost short term time deposits to mature without renewal as we remained focused on our strategy of growing low-cost in-market deposits. We realized a decrease of 43 basis points in the weighted average rate of in-market deposits between December 31, 2010 and March 31, 2011.

The Bank uses various brokered deposit products as tools to manage deposit costs, interest rate risk, and the mix of deposits. The non-maturity deposit accounts include $68.8 million and $69.0 million of brokered deposits at March 31, 2011 and December 31, 2010, respectively. The brokered money market products are indexed to the one-month LIBOR and provide an effective funding source for LIBOR-indexed lending. The time deposits include $117.2 million and $125.4 million of brokered certificates of deposit at March 31, 2011 and December 31, 2010, respectively. The total brokered time deposits include reciprocal brokered time deposits of $38.3 million and $49.9 million at March 31, 2011 and December 31, 2010, respectively. Reciprocal brokered time deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. Overall, total brokered deposits decreased to $186.0 million or approximately 8.3% of the total deposits at March 31, 2011 as compared to $194.4 million or 8.5% of total deposits at December 31, 2010. Total brokered deposits, exclusive of reciprocal deposits, represented 6.6% and 6.3% of total deposits at March 31, 2011 and December 31, 2010, respectively. Though brokered deposits exclusive of reciprocal deposits are currently less than 10.0% of total deposit, any significant unforeseen changes to the deposit portfolio could cause the brokered deposits to exceed 10.0%, exposing us to additional FDIC assessment fees.

Money market deposits at March 31, 2011 decreased by $51.5 million or 7.9% from December 31, 2010 as a result of a decrease in in-market deposits of $46.7 million, and brokered money market deposits of $4.8 million. Time deposit balances at March 31, 2011 decreased by $37.2 million or 4.2% from December 31, 2010. This decrease reflected a decrease of $8.2 million of out-of-market brokered deposits, and a decrease of $29.0 million of in-market time deposit in the Bank’s portfolio. We realized a decrease of 91 basis points in the weighted average rate of time deposits between December 31, 2010 and March 31, 2011. Time deposits represent 37.9% of total deposits at March 31, 2011 compared to 38.3% of total deposits at December 31, 2010.

The average balances and weighted average rates paid on deposits for the first three months of 2011 and 2010 are presented in the table below:

	March 31, 2011		March 31, 2010		Increase in average balances
	(dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Non-interest bearing transaction accounts	$308,349	N/A	$110,886	N/A	$197,463	178.1%
Interest checking accounts	306,033	0.39%	112,210	0.42%	193,823	172.7%
Money market accounts	625,890	0.66%	494,416	1.50%	131,474	26.6%
Savings accounts	162,312	0.42%	91,299	0.80%	71,013	77.8%
Time deposits, other	875,926	1.41%	435,686	2.32%	440,240	101.0%

Total	$2,278,510	0.80%	$1,244,497	1.50%	$1,034,013	83.1%

As reflected above, we have decreased the average rate on our total deposits by 70 basis points between the first three months of 2011 and the first three months of 2010. Although we operate in a very competitive environment for deposits, we have been able to grow our deposits from an average of $1.244 billion to $2.279 billion between the three months ended March 31, 2010 and the three months ended March 31, 2011 primarily as a result of acquisition-related growth, including the accretion of fair value adjustments made as a result of purchase accounting, coupled with organic growth.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased by $50.0 million to $5.0 million at March 31, 2011 from $55.0 million at December 31, 2010. The decrease in short-term borrowings was due to the maturity of FHLB advances of $50.0 million during the first quarter of 2011. At December 31, 2010 and March 31, 2011, short-term borrowings consisted of advances from the Federal Home Loan Bank of Pittsburgh and current obligations under capital leases. Advances from the Federal Home Loan Bank of Pittsburgh totaled $5.0 million and $55.0 million as of March 31, 2011 and December 31, 2010, respectively. The current obligation under capital leases was $41 thousand and $39 thousand as of March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, long-term debt of $87.8 million consisted of $48.7 million in advances from the FHLB that had a maturity of greater than one year, $21.0 million of subordinated debt, $15.5 million of junior subordinated debentures held in trusts and $2.6 million in obligations under capital leases. The total average rate incurred on borrowings and securities sold under agreement to repurchase during the first three months of 2011 was 4.58% compared to an average rate of 4.48% during the first three months of 2010.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity decreased $2.7 million or 1.1%, from $256.6 million at December 31, 2010 to $253.9 million at March 31, 2011. The decrease of $2.7 million was due to dividends declared of $3.4 million offset by net income of $218 thousand for the quarter and equity proceeds received from the Dividend Reinvestment and Employee Stock Purchase Plans.

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of March 31, 2011, we met the minimum requirements. In addition, our capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

On June 12, 2009, we issued, to private investors, $9.0 million of subordinated notes bearing an annual interest rate of 9.00%. On February 5, 2010, we issued an additional $12.0 million in subordinated notes bearing annual interest of 9.00%. Each note may be redeemed at our discretion and contains a maturity date of July 1, 2014. We contributed the net proceeds of $17.0 million from the sale of the notes to the Bank, as Tier 1 capital to support the Bank’s continued growth, including ongoing lending activities in its local markets. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, to the extent permitted. In accordance with applicable regulatory treatment one-fifth of the original principal amount of the Notes will be excluded each year from Tier 2 capital during the last five years prior to maturity.

The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

	March 31, 2011	December 31, 2010	Minimum Capital Adequacy
Graystone Tower Bank
Total Capital (to Risk Weighted Assets)	12.57%	11.79%	8.00%
Tier I Capital (to Risk Weighted Assets)	11.83%	11.10%	4.00%
Tier I Capital (to Average Total Assets)	9.08%	12.57%	4.00%

	March 31, 2011	December 31, 2010	Minimum Capital Adequacy
Tower Bancorp, Inc.
Total Capital (to Risk Weighted Assets)	13.38%	13.24%	8.00%
Tier I Capital (to Risk Weighted Assets)	11.91%	11.83%	4.00%
Tier I Capital (to Average Total Assets)	9.14%	13.45%	4.00%

As shown in the table the March 31, 2011 ratio of the Tier I Capital (to Average Total Assets) decrease from December 31, 2010 by 349 basis Points and 431 basis points for the Bank and Tower Bancorp, Inc, respectively. This decrease is the result of the Company realizing the full benefit of the First Chester acquisition from an equity perspective while the average assets only contributed 20 days to the ratio for the quarter.

Dividends paid are generally provided from dividends paid to us from the Bank. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent. Additionally, we are required to consult with the Federal Reserve Board before declaring dividends and are to strongly consider eliminating, deferring, or reducing dividends we pay to our shareholders if (1) our net income available to shareholders for the past four quarters net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios. The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the merger and acquisition, $37.9 million of accumulated earnings related to the pre-merger retained earnings of First National Bank of Greencastle and $21.8 million of accumulated earnings related to the pre-merger retained earnings of First National Bank of Chester County, were transferred and reclassified into additional paid-in capital of the Bank. Based on approval received from the Pennsylvania Department of Banking, these amounts are available for cash dividends and may be declared and paid in future periods. We declared the payment of a dividend in January 2011 and in April 2011, in each case in excess of earnings for the preceding four quarters. We believe that the declaration and payment of these dividends does not jeopardize our ability to operate in a safe and sound manner. The Federal Reserve Bank of Philadelphia issued no objection letters regarding the payment of the dividends in the first quarter and second quarter of 2011. We can give no assurance whether we will request or receive no objection from the Federal Reserve to declare and pay dividends in the future with respect to which the above described conditions are not met.

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide the shareholders with the opportunity to use cash dividends, as well as optional cash payments up to $50 thousand per quarter, to purchase additional shares of the our common stock. We have reserved 1,000,000 shares of common stock, no par value, for issuance under the Plan. At our discretion, shares may be purchased under the Plan directly from us or in open market purchases from others by the plan agent. The purchase price for shares purchased from us with reinvested dividends is 95% of the fair market value of the common stock on the investment date. The purchase price for shares purchased with voluntary cash payments or any open market purchases is 100% of the fair market value of the common stock on the investment date. During the first three months of 2011, approximately $207 thousand in capital has been raised under the Plan. Since the Plan’s inception, the Plan has raised approximately $1.3 million.

Also during the second quarter of 2009, the Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide our employees with the opportunity to purchase shares of our common stock directly. The purchase price for shares purchased under the Employee Plan is 95% of the fair market value of the common stock on the purchase date. During the first three months of 2011, approximately $41 thousand in capital has been raised under the Employee Plan. Since the Employee Plan’s inception, the Employee Plan has raised approximately $248 thousand.

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

We maintain a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to our company. On a quarterly basis, the Enterprise Risk Committee (“ERC”) of the board of directors reviews a comprehensive liquidity analysis along with any changes to the liquidity contingency plan.

As of March 31, 2011, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”) of approximately $989.2 million, of which, approximately $54.1 million, exclusive of fair value adjustments, was used in the form of borrowings. Accordingly, we had unused borrowing capacity of $935.1 million at the FHLB. Based on the FHLB capital stock owned by the Bank as of March 31, 2011, we can access approximately $142.0 million of funding without the need to purchase additional FHLB stock. As of March 31, 2011, we had unsecured federal fund lines availability at three correspondent banks totaling $27.5 million. There were no funds drawn upon these facilities as of March 31, 2011.

We participate in obtaining wholesale funding sources in addition to core demand deposits. As of March 31, 2011, we had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits as an alternative source of funds in the amount of $38.3 million. We participate in a brokerage sweep program that provides for the deposit of funds with the benefit of insurance from the FDIC. The balance of this funding as of March 31, 2011 was approximately $68.8 million. We also issue brokered time deposits. As of March 31, 2011, the dollar amount of brokered time deposits, other than CDARS, was $147.7 million. Brokered deposits, exclusive of CDARS reciprocal deposits accounted for approximately 6.6% and 6.3% of total deposits as of March 31, 2011 and December 31, 2010, respectively. Time deposits comprise approximately $843.7 million or 37.9% of our deposit liabilities.

At March 31, 2011, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $322.6 million or 14.5% of total deposits. This compares to $411.6 million, or 17.9%, of total deposits, at December 31, 2010.

It is our opinion that our liquidity position at March 31, 2011, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Interest Rate Risk

We actively manage our interest rate sensitivity position. Interest rate sensitivity is the matching or mismatching of the repricing and rate structure of the interest-bearing assets and liabilities. Our primary objectives of interest rate risk management are to neutralize adverse impacts to net interest income arising from interest rate movements and to attain sustainable growth in net interest income. The Management Asset Liability Committee (“MALCO”) is primarily responsible for developing and implementing asset liability management strategies in accordance with the Asset and Liability Management Policy and Procedures (the “ALM Policy”) approved by the board of directors. The MALCO generally meets on a monthly basis and is comprised of members of our senior management team. The ERC of the board of directors meets on a quarterly basis to review the guidelines established by MALCO and the results of our interest rate risk analysis.

We manage interest rate sensitivity by changing the volume, mix, pricing and repricing characteristics of our assets and liabilities. We have not entered into separate derivative contracts such as interest rate swaps, caps, and floors.

The interest rate characteristics and interest repricing characteristics of the loan portfolio at March 31, 2011 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristics	Percentage of Portfolio
Fixed-rate loans	23.7%
Adjustable-rate loans	40.4%
Variable-rate loans	35.9%

Total	100.0%

Repricing Structure	Percentage of Portfolio
One month or less	36.6%
Two to six months	4.1%
Six to twelve months	5.5%
One to two years	8.3%
Two to three years	12.7%
Three to five years	19.8%
Greater than five years	13.0%

Total	100.0%

As of March 31, 2011, the loan portfolio contained $744.1 million of loans in the variable-rate interest mode. Of these loans, 73.4% had interest rate floors. The majority of these loans are indexed to prime, 1-Month LIBOR, and 3-Month LIBOR (i.e. the index plus a spread). While the interest rate floors provide us with interest rate protection given that the prime rate and LIBOR rates, plus the applicable spread, are substantially below these floors, these loans will not generate incremental income in an upward rising environment until the floors have been pierced. The compression on net interest margin related to these relationships will be influenced by a number of variables including, but not limited to, the volatility of the respective indices, the speed at which rates rise, and the interest rate sensitivity of deposit costs. To date, we have elected to manage this risk without the use of separate derivative contracts.

As of March 31, 2011, the residential mortgage loan portfolio, exclusive of the loans held for sale, contained $267.5 million of mortgages of which $69.8 million will reprice over the next twelve months. The residential mortgage loan portfolio, exclusive of the loans held for sale that will reprice over the next twelve months have a current weighted average interest rate of approximately 4.23%. A majority of these mortgage loans are indexed to the one-year Treasury rate. In the current rate environment, these loans will reprice to new rates that are below the current contractual rates thereby putting pressure on net interest margin. In the event that the one-year Treasury rate rises, the loss of interest income from repricing will be lessened. We have been actively encouraging customers to refinance these loans into fixed-rate loans through our mortgage company subsidiary as a means of locking in historically low interest rates. Furthermore, we expect that newly originated mortgage loan volume will principally be underwritten and sold into the secondary market through our mortgage subsidiary. To date, we have elected to manage this risk without the use of separate derivative contracts.

As of March 31, 2011, we reported deposit liabilities of approximately $2.2 billion and securities sold under agreements to repurchase of approximately $9.7 million. Comparatively, we reported deposit liabilities of approximately $2.3 billion and securities sold under repurchase agreements of approximately $6.6 million at December 31, 2010. We increased brokered deposits, exclusive of reciprocal in-market deposits, by $3.2 million between December 31, 2010 and March 31, 2011. The remaining growth was attributed to deposit origination within markets we serve.

The maturity structure of the time deposit portfolio as of March 31, 2011 is summarized below.

Certificates of Deposits Maturity Structure	Dollars (millions)	Percentage
One month or less	$37.2	4.3%
Over one month through one year	387.3	45.9%
Over one year through two years	182.9	21.8%
Over two years	236.3	27.9%

Total	$843.7	100.0%

As noted above, approximately $424.5 million of time deposits will mature over the next year. Given existing market conditions, we expect to retain a significant portion of the maturing time deposit portfolio in the form of new time deposits accounts at interest rates that are generally comparable to the current rates of the time deposits maturing over the next year, except for that portion of the time deposit portfolio that we target for longer maturities. We are actively seeking to extend the weighted average life of the time deposit portfolio, which may result in renewing a portion of the time deposit portfolio at rates that are higher than the rates of time deposits maturing over the next year.

We use several tools to assess and measure interest rate risk including interest rate simulation analysis that is prepared on a quarterly basis. Each analysis is largely dependent on many assumptions and variables with past behaviors that may not prove to be effective predictors of future outcomes. These assumptions are reviewed on at least a quarterly basis.

Gap Analysis

We use gap analysis to compare the relationship of assets that are expected to reprice during a specific time frame (“Rate Sensitive Assets” or “RSA”) as compared to liabilities that are scheduled to reprice during an identical time period (“Rate Sensitive Liabilities” or “RSL”). When the ratio is greater than one, RSA exceed RSL and potentially exposes the Bank to a risk of a decline in interest rates by virtue of a larger amount of assets repricing at lower interest rates than rate sensitive liabilities. The converse would be true of a RSA/RSL ratio less than 1.0. While gap analysis can be useful in evaluating the relationship of RSA to RSL, it does not capture other critical interest rate risk variables such as the extent of change that will take place when a RSA or RSL reprices, prepayment considerations, and other factors. Under the ALM Policy, the interest rate simulation report measures the ratio of RSA to RSL at a one-year time frame. The ALM Policy has established an acceptable relationship of RSA to RSL to a range of 80% to 120%.

We use the following methodology in computing repricing gap. This methodology is noteworthy given the current interest rate environment. First, we classify variable-rate loans with current interest rates below loan floors as Rate Sensitive Assets. As of March 31, 2011, we have $545.9 million of loans that are currently in the variable rate mode with interest rates indexed to the prime rate, the one-month LIBOR, and the three-month LIBOR that are subject to contractual floors. The majority of these loans have current interest rates determined by the contractual floors. To the extent that these loans will not reprice until the floor has been pierced (approximately 175 basis points), these loans are technically not rate sensitive. However, for purposes of computing repricing gap, we have treated these loans as rate-sensitive to capture their behavior in more traditional interest rate environments. Second, we have classified all interest-bearing non-maturity deposits as repricing immediately. We believe that this methodology is more conservative in comparison to other methodologies that assume non-maturity deposits reprice across time. Lastly, we have classified the balance of cash on deposit at the Federal Reserve Bank as an asset that will reprice within “1 to 3 months” time period. We have used this treatment to reflect the daily, repricing of the Federal Funds effective rate and the deployment of such funds into investments and loans. We recognize that this methodology has the potential to highlight the inherent weaknesses of repricing gap analysis. For this reason, we emphasize the metrics of net interest income at risk and economic value of equity at risk when evaluating interest rate risk.

At March 31, 2011, our balance sheet was liability sensitive with a cumulative gap ratio at one year of approximately 92.4%. The gap ratio is within our policy guidelines. In large part, the liability sensitive position of the balance sheet is due to the transaction, savings and money market account balances in the deposit portfolio which is classified as repricing immediately as described above. The mix of the deposit portfolio is an intentional strategy designed to strengthen on-balance sheet liquidity, acquire lower cost in-market deposits, and address consumer demand for FDIC-insured liquid deposits. We believe the interest rate sensitivity of our non-maturity deposit portfolio is less than that of the general market. Accordingly, the lower level of interest rate sensitivity will partially mitigate the general effects of liability sensitivity. As of March 31, 2011, 91.0% of liability funding was originated within markets we serve.

The table below summarizes the repricing gap as of March 31, 2011.

Repricing Gap Report as of March 31, 2011

(dollars in thousands)

	1 to 3 Months	3 to 6 Months	6 to 12 Months	12-24 Months	24 to 36 Months	36 to 60 Months	Greater than 60 Months/ non-rate sensitive	Total
Assets
Cash, due from banks, and federal funds sold	$96,800	$—	$—	$—	$—	$—	$51,564	$148,364
Securities (1)	19,132	9,218	31,167	26,895	20,327	41,014	74,272	222,025
Loans	926,800	104,106	233,679	291,012	225,054	233,881	59,489	2,074,021
Other assets	—	—	—	—	—	—	171,604	171,604

Total assets	$1,042,732	$113,324	$264,846	$317,907	$245,381	$274,895	$356,929	$2,616,014

Liabilities
Non-interest bearing deposits	$—	$—	$—	$—	$—	$—	$301,042	$301,042
Interest-bearing transaction and savings deposits	1,083,202	—	—	—	—	—	—	1,083,202
Time deposits	168,325	76,946	194,516	185,218	35,296	172,641	10,743	843,685

Total deposits	1,251,527	76,946	194,516	185,218	35,296	172,641	311,785	2,227,929
Borrowings, including repurchase agreements	14,728	—	—	5,000	9,000	12,000	61,857	102,585
Other liabilities	—	—	—	—	—	—	30,713	30,713

Total liabilities	$1,266,255	$76,946	$194,516	$190,218	$44,296	$184,641	$404,355	$2,361,227

Equity	—	—	—	—	—	—	—	254,787

Total liabilities and equity	$1,266,255	$76,946	$194,516	$190,218	$44,296	$184,641	$404,355	$2,616,014

Repricing Assets	1,042,732	113,324	264,846	317,907	245,381	274,895	356,929	2,616,014
Repricing Liabilities	1,266,255	76,946	194,516	190,218	44,296	184,641	404,355	2,361,227
Period Repricing Gap	(223,523)	36,378	70,330	127,689	201,085	90,254	(47,426)	254,787
Period Repricing Gap Percentage	82.4%	147.3%	136.2%	167.1%	554.0%	148.9%	88.3%	110.8%
Cumulative Repricing Gap Percentage	82.4%	86.1%	92.4%	100.6%	112.0%	115.4%	110.8%	110.8%

(1)	Includes equity investments available for sale and restricted investments

Net Interest Income at Risk

We assess the percentage change in net interest income assuming interest rate shocks (upward and downward) of 100, 200, and 300 basis points. Given the current rate environment, we limited the downward shock to 100 basis points, but included an upward shock of 400 basis points. This analysis captures the timing of the repricing of RSA and RSL as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. Under the ALM Policy, the interest rate simulation report measures the percentage change in net interest income for one year assuming interest rate shocks of 100, 200, and 300 basis points. The ALM Policy has established an acceptable negative percentage change in net interest income under 100, 200, and 300 basis point shocks of 20%.

The table below summarizes the Net Interest Income at Risk modeling results as of March 31, 2011.

	Actual	Policy
Net Interest Income: Up 100 Bps (%)	0.50%	20.0%
Net Interest Income: Up 200 Bps (%)	4.09%	20.0%
Net Interest Income: Up 300 Bps (%)	7.80%	20.0%
Net Interest Income: Up 400 Bps (%)	11.37%	20.0%

Net Interest Income: Down 100 Bps (%)	(2.68)%	20.0%

Economic Value of Equity at Risk

We assess the present value of cash inflows of cash, investments, loans, bank-owned life insurance policies, when applicable, netted against the present value of cash outflows from deposits, repurchase agreements, borrowings, and other interest-bearing liabilities, all discounted to a measurement date. This measure is expressed as the percentage change in the present value of such cash flows when interest rates are shocked (upward and downward) at 100, 200, and 300 basis points. Under the ALM Policy, the interest rate simulation reports measures the percentage change in economic value of equity at risk assuming interest rate shocks of 100, 200, and 300 basis points. Given the current rate environment, we limited the downward shock to 100 basis points, but included an upward shock of 400 basis points. The ALM Policy has established an acceptable negative percentage change in economic value of equity at risk under 100, 200, and 300 basis point shocks of 20%.

The table below summarizes the Economic Value of Equity at Risk as of March 31, 2011.

	Actual	Policy
Economic Value of Equity: Up 100 Bps (%)	(3.61)%	20.0%
Economic Value of Equity: Up 200 Bps (%)	(6.40)%	20.0%
Economic Value of Equity: Up 300 Bps (%)	(9.31)%	20.0%
Economic Value of Equity: Up 400 Bps (%)	(9.09)%	N/A

Economic Value of Equity: Down 100 Bps (%)	10.00%	20.0%

Market Price Risk

As of March 31, 2011, our investment portfolio had a market value of approximately $222.0 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we have a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $195 thousand. At the bank level, the Bank has a portfolio with a market value of approximately $221.8 million comprised of debt securities summarized below and certain restricted investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2010, we had an investment portfolio with a market value of approximately $117.4 million of which $117.2 million was held at the bank level and $195 thousand was held at the holding company level.

The investment portfolio held by the Bank increased $104.6 million during the first quarter of 2011 compared to year end. The increase is the direct result of completing the investment portfolio restructuring following the FCEC merger. Consistent with our historic investment strategy, the investment portfolio consists mostly of agency CMO’s, agency mortgage backed securities, agency securities, and highly rated general obligation municipal bonds. The weighted average life of the bank investment portfolio is 4.00 years. The weighted average life of the bank investment portfolio has extended 0.44 years between December 31, 2010 and March 31, 2011. This extension is largely related to the redemption of investments that were designed to return cash flow to provide a source of funding for our lending activity in 2010. We believe that the off balance sheet liquidity sources of the bank and the ability to raise in-market deposits at reasonable prices adequately mitigates the cash flow variability of the investment portfolio.

The securities available for sale in the bank portfolio at March 31, 2011 consisted of U.S. Government agency securities, U.S. Government agency mortgage-backed securities; U.S. Government Agency collateralized mortgage obligations, Small Business Administration loan pools, and municipal bonds. The Government National Mortgage Association collateralized mortgage obligations and Small Business Administration loan pool securities are secured by the full, faith, credit and taxing power of the United States of America and carry a zero risk weighting for regulatory capital purposes.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on our financial position or results of operations.

The table below summarizes the maturity structure of the portfolio as of March 31, 2011.

	Within 1 year		After 1 year but within 5 years		After 5 years but within 10 years		After 10 years		Total
	(dollars in thousands)
	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield
U.S Government sponsored agency securities	—	—	25,872	1.57%	—	—	—	—	25,872	1.57%
Municipal bonds (1)	711	2.10%	4,682	3.52%	6,227	4.16%	18,046	3.88%	29,666	3.83%
Asset-backed securities (2)	—	—	—	—	—	—	—	—	152,321	2.96%
Other securities (3)	—	—	—	—	—	—	—	—	13,971	—

Graystone Tower Bank Portfolio	$711		$30,554		$6,227		$18,046		$221,830	2.92%

Investment portfolio of equity securities held at the holding company									195

Total investment securities									$222,025

(1)	Municipal securities include both non-taxable and taxable municipal bonds.
(2)	Asset-backed securities include U.S. Government sponsored agency mortgage-backed securities; U.S. Government sponsored agency collateralized mortgage obligations, and Small Business Administration (SBA) pool loan investments.
(3)	Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Item 4.	Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

There were no changes in our internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

TOWER BANCORP, INC.
(Registrant)

Date:	May 10, 2011	/S/ ANDREW S. SAMUEL
Andrew S. Samuel
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2011	/S/ MARK S. MERRILL
Mark S. Merrill
Chief Financial Officer
(Principal Financial Officer)

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