Form 10-Q/A
period 2011-03-31
TOWER BANCORP INC
filed 2011-05-11
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend Tower Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, previously filed with the Securities and Exchange Commission on May 10, 2011 (the “Initial Filing”).

This Amendment No. 1 is being filed for the sole purpose of correcting in Exhibits 32.1 and 32.2, “Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002,” the period to which the Quarterly Report on Form 10-Q referenced therein relates and, with respect to Exhibit 32.2 only, the name and title of the certifying officer. No other changes have been made to the Initial Filing and this Amendment No. 1 does not reflect events that have occurred subsequent to the Initial Filing.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

Exhibits No.	Exhibits Title

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

31.1	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a) (Incorporated by reference to Exhibit 31.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a) (Incorporated by reference to Exhibit 31.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

31.3	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.4	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed) (Incorporated by reference to Exhibit 32.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed) (Incorporated by reference to Exhibit 32.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

32.3	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.4	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date:	May 11, 2011	/S/ ANDREW S. SAMUEL
Andrew S. Samuel
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2011	/S/ Mark S. Merrill
Mark S. Merrill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits No.	Exhibits Title

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 24, 2009)

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

31.1	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a) (Incorporated by reference to Exhibit 31.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a) (Incorporated by reference to Exhibit 31.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

31.3	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.4	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed) (Incorporated by reference to Exhibit 32.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed) (Incorporated by reference to Exhibit 32.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

32.3	Certification of Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.4	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)