Form 10-Q
period 2011-06-30
TOWER BANCORP INC
filed 2011-08-09
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011,

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,007,187 as of July 29, 2011.

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$77,734	$219,741
Federal funds sold	17,738	28,738

Cash and cash equivalents	95,472	248,479
Securities available for sale	209,209	102,695
Restricted investments	13,283	14,696
Loans held for sale	15,664	147,281
Loans, net of allowance for loan losses of $11,869 and $14,053	2,027,998	2,058,191
Premises and equipment, net of accumulated depreciation of $9,230 and $6,188	54,235	56,388
Accrued interest receivable	7,150	7,856
Deferred tax asset, net	15,401	19,526
Bank owned life insurance	40,466	39,670
Goodwill	17,996	16,750
Other intangible assets, net of accumulated amortization of $1,984 and $1,188	6,697	7,493
Other real estate owned	3,520	4,647
Other assets	19,403	23,617

Total assets	$2,526,494	$2,747,289

Liabilities and equity
Liabilities
Deposits:
Non-interest bearing	$304,541	$301,210
Interest bearing	1,842,659	1,998,688

Total deposits	2,147,200	2,299,898
Securities sold under agreements to repurchase	7,161	6,605
Short-term borrowings	43	55,039
Long-term debt	87,856	87,800
Accrued interest payable	1,713	1,950
Other liabilities	25,633	38,111

Total liabilities	2,269,606	2,489,403

Equity
Common stock, no par value; 50,000,000 shares authorized; 12,110,545 issued and 12,007,187 outstanding at June 30, 2011, and 12,074,757 shares issued and 11,971,399 outstanding at December 31, 2010	—	—
Additional paid-in capital	272,292	271,350
Accumulated deficit	(13,852)	(10,868)
Accumulated other comprehensive income	2,155	251
Less: cost of treasury stock, 103,358 shares at June 30, 2011 and December 31, 2010	(4,093)	(4,093)

Total stockholders’ equity	256,502	256,640
Noncontrolling interests	386	1,246

Total equity	256,888	257,886

Total liabilities and equity	$2,526,494	$2,747,289

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010

(Amounts in thousands, except share and per share data)

	For three months ended June 30,		For six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income
Loans, including fees	$28,979	$17,274	$58,178	$33,780
Securities	1,389	1,167	2,362	2,203
Federal funds sold and other	41	41	138	74

Total interest income	30,409	18,482	60,678	36,057
Interest expense
Deposits	$4,800	$4,544	$9,316	$9,153
Short-term borrowings	65	212	254	305
Long-term debt	1,210	823	2,370	1,647

Total interest expense	6,075	5,579	11,940	11,105

Net interest income	24,334	12,903	48,738	24,952
Provision for loan losses	1,500	1,900	3,150	3,350

Net interest income after provision for loan losses	22,834	11,003	45,588	21,602
Noninterest income
Service charges on deposit accounts	1,128	805	2,237	1,545
Fiduciary fees and brokerage commissions	1,066	101	1,963	138
Other service charges, commissions and fees	950	581	1,854	1,070
Gain on sale of mortgage loans originated for sale	1,128	321	2,596	594
Impairment losses on securities available for sale	(63)	(68)	(63)	(68)
Increase in cash surrender value of bank owned life insurance	387	442	796	734
Other income	262	214	787	358

Total noninterest income	4,858	2,396	10,170	4,371
Noninterest expenses
Salaries and employee benefits	11,297	5,315	24,407	10,385
Occupancy and equipment	3,952	1,735	8,322	3,431
Amortization of intangible assets	344	159	750	336
FDIC insurance premiums	764	538	1,658	936
Advertising and promotion	697	374	1,262	509
Data processing	1,096	643	2,251	1,154
Communication	364	295	1,079	493
Professional service fees	961	371	2,162	812
Impairment of long-lived assets	—	920	—	920
Other operating expenses	2,332	1,284	6,089	2,352
Restructuring charges	414	—	1,574	—
Merger related expenses	538	76	785	187

Total noninterest expense	22,759	11,710	50,339	21,515

Income before income taxes	4,933	1,689	5,419	4,458
Income tax expense	1,476	508	1,622	1,372

Net income including noncontrolling interest	$3,457	$1,181	$3,797	$3,086
Less: (loss) income from noncontrolling interest	(53)	4	69	4

Net income for Tower Bancorp, Inc.	$3,510	$1,177	$3,728	$3,082

Per share data
Net income per share
Basic	$0.29	$0.17	$0.31	$0.43
Diluted	0.29	0.17	0.31	0.43
Dividends declared	0.28	0.28	0.56	0.56
Weighted Average Common Shares Outstanding
Basic	11,996,283	7,133,681	11,986,096	7,129,491
Diluted	11,999,772	7,137,256	11,990,344	7,133,819

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Equity and Comprehensive Income

Six months ended June 30, 2011 and 2010

(Amounts in thousands, except share and per share data)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
Balance - December 31, 2009	7,122,683	$—	$172,409	$(4,025)	$(414)	$(4,093)	$16	$163,893
Stock issued as investment in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC (“DDMP”)			51					51
Stock option expense			56					56
Dividends declared ($0.56 per share)				(3,991)				(3,991)
Proceeds from stock purchase plans	17,544		409					409
Comprehensive income:
Net income				3,082			4	3,086
Unrealized gain on securities available for sale, net of taxes of $991					1,859			1,859

Total Comprehensive Income								4,945

Balance - June 30, 2010 (unaudited)	7,140,227	$—	$172,925	$(4,934)	$1,445	$(4,093)	$20	$165,363

Balance - December 31, 2010	11,971,399	$—	$271,350	$(10,868)	$251	$(4,093)	$1,246	$257,886
Restricted common stock awards expense			204					204
Stock option expense			111					111
Stock options exercised	8,000		159					159
Dividends declared ($0.56 per share)				(6,712)				(6,712)
Proceeds from stock purchase plans	27,788		587					587
Additional proceeds from common stock transactions			(119)					(119)
Distributions to noncontrolling interests							(929)	(929)
Comprehensive income:
Net income				3,728			69	3,797
Unrealized gain on securities available for sale, net of taxes of $1,027					1,904			1,904

Total Comprehensive Income								5,701

Balance - June 30, 2011 (unaudited)	12,007,187	$—	$272,292	$(13,852)	$2,155	$(4,093)	$386	$256,888

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010

(Amounts in thousands, except share and per share data)

	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income including noncontrolling interest	$3,797	$3,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,150	3,350
Net accretion	(3,886)	(374)
Depreciation	2,977	1,308
Amortization of intangible assets	750	336
Amortization of unearned compensation on restricted stock	204	—
Stock options expense	111	56
Expense (benefit) of deferred taxes	3,838	(377)
Decrease (increase) in accrued interest receivable	706	(346)
(Decrease) in accrued interest payable	(237)	(7)
Net increase in the cash surrender value of life insurance	(796)	(734)
Decrease (increase) in other assets	4,847	(1,368)
(Decrease) increase in other liabilities	(13,360)	217
Impairment of premises and equipment	—	920
Gain on sale of assets	(1,981)	(554)
Loans originated for sale	(212,468)	(51,655)
Sale of loans	352,454	45,558

Net cash provided by (used in) operating activities	140,106	(584)

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	56,006	67,713
Purchases of securities available for sale	(160,030)	(66,521)
Purchases of bank owned life insurance	—	(12,000)
Net decrease (increase) in loans	22,603	(79,026)
Decrease of investment in restricted investments	1,413	—
Purchases of premises and equipment	(1,424)	(1,596)
Proceeds from the sale of premises and equipment	281	154

Net cash used in investing activities	(81,151)	(91,276)

Cash flows from financing activities
Distributions to noncontrolling interests	(929)	—
Proceeds from the issuance of subordinated debt	—	12,000
Repayment of other borrowings	(55,027)	(34)
Net increase (decrease) in securities sold under agreements to repurchase	556	(1,837)
Net (decrease) increase in deposits	(150,477)	106,140
Proceeds from the issuance of common stock	627	409
Dividends paid on common stock	(6,712)	(3,991)

Net cash (used in) provided by financing activities	(211,962)	112,687

Net (decrease) increase in cash and cash equivalents	(153,007)	20,827
Cash and cash equivalents - beginning	248,479	50,600

Cash and cash equivalents - ending	$95,472	$71,427

Supplemental disclosure of information:
Interest paid	$12,177	$11,112
Income taxes paid	$—	$3,350

Supplemental schedule of noncash investing and financing activities
Transfer of long-term debt to short-term borrowings	$31	$5,027
Other real estate acquired in settlement of loan	(1,111)	(128)
Unrealized gains on investments securities available for sale (net of tax)	1,904	1,859

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2011 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations

Tower Bancorp, Inc. (the “Company”, “we”, “us”, “our”) is a registered bank holding company that was incorporated in 1983 under the Bank Holding Company Act of 1956, as amended. On March 31, 2009, the Company merged with Graystone Financial Corp. (“Graystone”), a privately held, non-reporting corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Graystone Merger”). Pursuant to an Agreement and Plan of Merger between the Company and Graystone (the “Graystone Merger Agreement”), the Company remains the surviving bank holding company and the First National Bank of Greencastle has merged with and into Graystone Bank, the wholly-owned subsidiary of Graystone, with Graystone Bank as the surviving institution under the name “Graystone Tower Bank” (the “Bank”). On April 22, 2010, the Company became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

The Bank is a full-service community bank operating forty-seven branches throughout southeastern and central Pennsylvania and Washington County, Maryland. The Bank operates under a single charter through three division brands - “Graystone Bank”, “Tower Bank,” and “1N Bank”.

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

The Bank offers residential mortgage services through its mortgage banking division, Graystone Mortgage, a division of Graystone Tower Bank. During the first two quarters of 2011, the Bank completed an effort to restructure and wind down the operations of the residential mortgage operations acquired through the FCEC Merger and has integrated those restructured operations into the Graystone Mortgage Division. Also during the second quarter of 2011, and in connection with the restructuring of its residential mortgage operations, the Bank acquired the 10% membership interest of Graystone Mortgage, LLC, previously held by that entity’s president, and ceased residential mortgage originations through Graystone Mortgage, LLC, with all originations now occurring through the Graystone Mortgage Division.

The Bank also provides a broad range of trust and investment management services and provides services for estates, trust, agency accounts and individual and employer sponsored retirement plans through the Graystone Wealth Management Division. Revenue from the Graystone Wealth Management Division consists primarily of annually recurring asset based fees as well as commissions for brokerage services.

In addition to retail and commercial banking and wealth management services, the Bank offers an array of investment opportunities, including mutual funds, annuities, retirement planning and insurance through Graystone Insurances Services, LLC, a wholly-owned subsidiary of the Bank.

Pending Merger with Susquehanna Bancshares, Inc.

On June 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Susquehanna Merger Agreement”) with Susquehanna Bancshares, Inc. (“Susquehanna”), the parent company of Susquehanna Bank, pursuant to which the Company will merge with and into Susquehanna (the “Susquehanna Merger”), with Susquehanna being the surviving corporation. In addition, under the terms of the Susquehanna Merger Agreement, Susquehanna Bank and the Bank will enter into a Bank Plan of Merger, pursuant to which the Bank will merge with and into Susquehanna Bank, with Susquehanna Bank continuing as the surviving bank.

Under the terms of the Susquehanna Merger Agreement, shareholders of the Company will have the opportunity to elect to receive either 3.4696 shares of Susquehanna common stock or $28.00 cash for each share of the Company’s common stock he or she owns immediately prior to completion of the Susquehanna Merger. The Susquehanna Merger Agreement provides that a shareholder may receive a combination of cash and shares of Susquehanna common stock that is different than what he or she may have elected, however, depending on the elections made by other shareholders, in order to ensure that the total cash consideration paid to the Company’s shareholders at the effective time of the Susquehanna Merger is $88.0 million.

Consummation of the Susquehanna Merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both the Company’s and Susquehanna’s shareholders.

The Susquehanna Merger is expected to be completed during the first quarter of 2012.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASC Update No. 2011-05 concerning the presentation of comprehensive income. The amendment provides guidance to improve comparability, consistency, and transparency of financial reporting. The amendment also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, entities will be required to present all non-owner changes in the stockholders’ equity as either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment will be effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption or January 1, 2012 for us.

In December 2010, the FASB issued ASC Update No. 2010-28 for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of Step 1 of the goodwill impairment test is zero or negative. Update No. 2010-28 modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, Intangibles - Goodwill and Other, requiring the entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The entity should consider whether there are adverse qualitative factors in determining whether an interim impairment test between annual testing is necessary. The Update allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of the reporting unit. On adoption of the Update, the goodwill impairment that results from this requirement to perform Step 2 of the goodwill impairment test would be recognized as a cumulative effect adjustment to the beginning retained earnings in the period of adoption. This provision of Update No. 2010-28 is effective for the annual and interim periods beginning after December 15, 2010, or January 1, 2011 for us. The adoption of Update No. 2010-28 did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASC Update No. 2010-20 concerning disclosures about the credit quality of financing receivables and the allowance for credit losses. Update No. 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update No. 2010-20 requires companies to (1) provide enhanced disclosures around the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) explain how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) explain the changes and reasons for changes in the allowance for credit losses. The provisions of Update No. 2010-20 concerning disclosures for the end of a period are effective for interim and annual periods ending on or after December 15, 2010, or December 31, 2010 for us. The provisions of Update No. 2010-20 concerning disclosures about activity that occurs during a reporting period are applicable to us for interim and annual periods beginning on or after December 15, 2010, or the interim period ending on March 31, 2011 for us. In April 2011, the FASB issued ASC Update No. 2011-02. Update No. 2011-02 amended Update No. 2010-20 which provided accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of Update No. 2010-20 and Update No. 2011-02 provides the reader of our financial statements with expanded and enhanced disclosure surrounding the allowance for credit losses. The adoption of this update did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 for improving disclosures about fair value measurements. Update No. 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, Update No. 2010-06 clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by Update No. 2010-06 are effective for fiscal years beginning after December 15,

2009, and for interim periods within those fiscal years. We have implemented the disclosure requirements of Update No. 2010-06 as part of our 2010 audited financial statements and footnotes as presented in Form 10-K. Update No. 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of Update No. 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for us. The adoption of Update No. 2010-06 has had no material impact to our fair value measurement disclosures. In May 2011, the FASB issued ASC Update No. 2011-04. Update No. 2011-04 modifies the wording used to describe the requirements in U.S. GAAP for fair value measuring and for disclosing information about fair value measurements to improve consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This provision of Update No. 2011-04 is effective for the annual and interim periods beginning after December 15, 2011, or January 1, 2012 for us.

Note 2 - Merger Accounting

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

Purchase Price Consideration (dollars in thousands, except per share data)
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

Total Purchase Price		$49,791

Net Assets Acquired:
Cash	$67,176
Securities available for sale	44,694
Restricted Investments	10,569
Loans	939,484
Accrued interest receivable	2,676
Premises and equipment	26,774
Core deposit intangible	4,440
Leasehold intangible assets	342
Deferred tax asset	16,416
Other assets	23,802
Time deposits	(436,126)
Deposits other than time deposits	(551,148)
Borrowings	(80,049)
Accrued interest payable	(980)
Leasehold intangible liabilities	(643)
Other liabilities	(22,628)
Noncontrolling Interest	(1,069)

		43,730

Goodwill resulting from FCEC Merger		$6,061

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

Goodwill balance at December 10, 2010	$4,815
Effect of adjustments to:
Loans	(238)
Deferred tax asset	(743)
Other assets (other real estate owned)	1,257
Other liabilities	970

Goodwill balance at June 30, 2011	$6,061

The goodwill generated by the FCEC Merger consists of synergies and increased economies of scale such as the ability to offer more diverse and more profitable products, added diversity to the branch system to achieve lower cost deposits, an increased legal lending limit, etc. We expect that no goodwill recognized as a result of the FCEC Merger will be deductible for income tax purposes. On December 30, 2010, we had made the decision that we would no longer pursue a sale of the residential mortgage operations acquired as part of the FCEC Merger, also referred to as the AHB Division, as originally intended; rather, we would wind down the operations of the AHB Division to a level that would better align with and integrate into our community banking model. During the first quarter of 2011, we began to fully analyze the results of the AHB Division’s operation and actively use these results to determine the resources necessary to effectuate an orderly wind down of the operations and develop a structure to integrate certain operations of the division at the reduced level of production into our banking model. As a result of our active management and restructuring of the AHB Division’s operations coupled with the significance of the losses incurred, we have identified two reportable segments of our business, the Residential Mortgage segment and the Banking segment. See Note 13 for a further explanation of our reportable segments.

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $987,568. The table below illustrates the fair value adjustments made to the amortized costs basis in order to present a fair value of the loans acquired.

Gross amortized costs basis at December 10, 2010	$987,568
Market rate adjustment	2,280
Credit fair value adjustment on pools of homogeneous loans	(20,510)
Credit fair value adjustment on distressed loans	(29,854)

Fair value of purchased loans at December 10, 2010	$939,484

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans is derived in accordance with Accounting Standard Codification (ASC) 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer,” and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

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

Pro-forma Presentation

The following table shows the combined pro forma financial results for the three and six months ended June 30, 2010, assuming that the FCEC Merger occurred on January 1, 2010:

	Pro-forma for Three Months Ended June 30, 2010	Pro-forma for Six Months Ended June 30, 2010
	(unaudited)	(unaudited)
Statement of Operations
Net interest income	$24,992	$48,378
Pre-tax net income	3,787	6,723
Income tax expense	1,184	2,737
Net income	2,602	3,986

Pro-forma net income per share:
Basic	$0.28	$0.42
Diluted	$0.28	$0.42

Note 3 - Securities Available for Sale

The amortized cost of securities and their approximate fair values at June 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	June 30, 2011
Equity securities	$132	$—	$—	$132
U.S. Government sponsored agency securities	22,901	64	(12)	22,953
U.S. Government sponsored agency mortgage-backed securities	49,715	653	(40)	50,328
U.S. Government sponsored agency Collateralized mortgage obligations	93,558	1,848	(49)	95,357
Municipal bonds	18,443	495	—	18,938
Municipal bonds – taxable	10,301	279	(61)	10,519
SBA pool loan investments	10,843	173	(34)	10,982

Total securities available for sale	$205,893	$3,512	$(196)	$209,209

	December 31, 2010
Equity securities	$195	$—	$—	$195
U.S Treasury securities	5,000	2	—	5,002
U.S. Government sponsored agency securities	7,771	9	—	7,780
U.S. Government sponsored agency mortgage-backed securities	10,787	90	(123)	10,754
U.S. Government sponsored agency Collateralized mortgage obligations	48,018	569	—	48,587
Municipal bonds	10,641	74	(61)	10,654
Municipal bonds – taxable	10,341	2	(329)	10,014
SBA pool loan investments	9,557	152	—	9,709

Total securities available for sale	$102,310	$898	$(513)	$102,695

Included with our securities available for sale are pledged securities with a fair market value of $95,433 and $86,838 at June 30, 2011 and December 31, 2010, respectively. The securities were pledged to secure public deposits, securities sold under agreements to repurchase and other collateralization requirements.

The amortized cost and fair value of available for sale securities as of June 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	June 30, 2011
	Amortized Cost	Fair Value

Due in one year or less	$1,056	$1,062
Due after one year through five years	26,843	27,077
Due after five years through ten years	5,872	5,952
Due after ten years	17,874	18,319

	51,645	52,410

Mortgage-backed securities (1)	154,116	156,667
Equity securities	132	132

	$205,893	$209,209

(1)	Mortgage-backed securities include U.S. Government agency mortgage-backed securities, U.S. Government agency collateralized mortgage and Small Business Agency Loan Pool obligations.

The following table presents information related to our gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments.

	Three Months Ended June 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains/ (Losses)
2011
Equity securities	$—	$—	$(63)	$(63)
Debt securities	35	—	—	35

Total	$35	$—	$(63)	$(28)

2010
Equity securities	$14	$—	$(68)	$(54)
Debt securities	1	—	—	1

Total	$15	$—	$(68)	$(53)

	Six Months Ended June 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains/ (Losses)
2011
Equity securities	$—	$—	$(63)	$(63)
Debt securities	115	—	—	115

Total	$115	$—	$(63)	$52

2010
Equity securities	$38	$(3)	$(68)	$(33)
Debt securities	4	—	—	4

Total	$42	$(3)	$(68)	$(29)

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	June 30, 2011
Equity securities	$—	$—	$—	$—	$—	$—
U.S. Government sponsored agency securities	4,987	(12)	—	—	4,987	(12)
U.S. Government sponsored agency mortgage-backed securities	5,787	(40)	—	—	5,787	(40)
U.S. Government sponsored agency collateralized mortgage obligations	6,463	(49)	—	—	6,463	(49)
Municipal bonds	—	—	—	—	—	—
Municipal bonds – taxable	3,811	(61)	—	—	3,811	(61)
SBA loan pool investments	2,050	(34)	—	—	2,050	(34)

Total	$23,098	$(196)	$—	$—	$23,098	$(196)

	December 31, 2010
Equity securities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
U.S. Government sponsored agency securities	—	—	—	—	—	—
U.S. Government sponsored agency mortgage-backed securities	6,084	(123)	—	—	6,084	(123)
U.S. Government sponsored agency collateralized mortgage obligations	—	—	—	—	—	—
Municipal bonds	5,415	(61)	—	—	5,415	(61)
Municipal bonds – taxable	8,897	(329)	—	—	8,897	(329)
SBA pool loan investments	—	—	—	—	—	—

Total	$20,396	$(513)	$—	$—	$20,396	$(513)

The previous table includes 8 investment securities at June 30, 2011 where the current fair value is less than the related amortized cost. There were 15 investment securities at December 31, 2010 that had a current fair value less than the related amortized cost. We evaluate all securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. It is not our intent to sell the investments available for sale carrying an unrealized loss and believe it is more likely than not that it will not be necessary to sell these securities prior to the recovery of their cost basis or maturity. At June 30, 2011, we identified three equity securities with an unrealized loss that was deemed to be other-than-temporary in nature, resulting in an impairment charge of $63.

Note 4 - Loans

The following table presents a summary of the loan portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Commercial:
Industrial (1)	$1,048,996	$1,073,666
Real estate (2)	304,025	305,423
Construction	195,741	183,729
Consumer & other:
Home equity line	167,306	163,905
Other	63,421	65,305
Residential mortgage	260,099	280,154

Total loans	2,039,588	2,072,182
Deferred costs (fees)	279	62
Allowance for loan losses	(11,869)	(14,053)

Net loans	$2,027,998	$2,058,191

(1)	The Commercial Industrial loan category consists of commercial term loans and lines of credit made to in-market customers for the purpose of financing equipment purchases, inventory, business expansion, working capital, and other general business purposes. Also included in this category are commercial mortgage loans secured by income producing properties such as apartment complexes, shopping centers, office real estate for lease, hotel properties, etc.
(2)	The Commercial Real Estate loan category consists of commercial mortgage loans secured by owner-occupied commercial real estate.

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

Overdraft deposits are reclassified as loans and are included in the “Consumer & other: Other” loans in the notes to the consolidated financial statements. At June 30, 2011 and December 31, 2010, total overdraft deposits were $636 and $1,284, respectively.

We had total net purchased loans from unaffiliated banks of $41,616 and $42,124 at June 30, 2011 and December 31, 2010, respectively.

We serviced $143,882 and $216,939 of participation loans for unrelated parties at June 30, 2011 and December 31, 2010, respectively.

We sold $352,454 and $45,558 of residential mortgage loans into the secondary market during the six months ended June 30, 2011 and 2010, respectively. A gain of $1,128 and $321 was recognized on the sale of these loans for the three months ended June 30, 2011 and 2010, respectively. A gain of $2,596 and $594 was recognized on the sale of these loans for the six months ended June 30, 2011 and 2010, respectively.

Commercial loans are evaluated based on an internally assigned grade system which are assigned at loan origination and reviewed on an annual or on an “as needed” basis. Commercial loans that are classified as “Special Mention” or worse are reviewed on a quarterly basis by our Problem Asset Committee. Meetings are held with loan officers, credit analysts, and senior management to discuss each of the relationships. Loan information is reviewed on a loan by loan basis. This information includes operating results, future cash flows, recent developments and the future outlook, timing and extent of potential losses, collateral valuation, and the potential courses of action. To the extent that these loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral. In cases where current appraisals of collateral may not yet be available, prior appraisals are utilized with adjustments for estimates of subsequent declines in value. The excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off through the allowance for loan losses.

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

The following table presents the credit quality of our loan portfolio as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Commercial: Industrial	Commercial: Real Estate	Commercial: Construction
Pass	$901,453	$259,786	$160,145
Special Mention	42,488	5,702	3,148
Substandard	74,821	28,234	16,124
Doubtful	—	180	751
Acquired distressed loans (1)	30,234	10,123	15,573

Total	$1,048,996	$304,025	$195,741

	Consumer & other: HELOC	Consumer & other: Other	Residential Mortgage
Performing	$166,973	$62,852	$252,815
Nonperforming	307	553	5,300
Acquired distressed loans (1)	26	16	1,984

Total	$167,306	$63,421	$260,099

	As of December 31, 2010
	Commercial: Industrial	Commercial: Real Estate	Commercial: Construction
Pass	$928,138	$272,669	$143,890
Special Mention	47,720	4,370	1,524
Substandard	68,908	18,182	14,822
Doubtful	—	187	5,001
Acquired distressed loans (1)	28,900	10,015	18,492

Total	$1,073,666	$305,423	$183,729

	Consumer & other: HELOC	Consumer & other: Other	Residential Mortgage
Performing	$162,433	$64,834	$273,936
Nonperforming	466	317	3,602
Acquired distressed loans (1)	1,006	154	2,616

Total	$163,905	$65,305	$280,154

(1)	Acquired distressed loans include all acquired loans in which a specific credit adjustment was taken upon acquisition, in accordance with ASC 310-30-30.

The following table presents the aging analysis of the loan portfolio as of June 30, 2011 and December 31, 2010:

	30-89 Days Past Due(1)	Greater Than 90 Days(1)	Total Past Due(1)	Non- Accrual	Current(1)	Total Loans
	June 30, 2011
Commercial:
Industrial	$2,477	$2,781	$5,258	$24,172	$1,019,566	$1,048,996
Real estate	3,545	—	3,545	2,191	298,289	304,025
Construction	—	—	—	2,524	193,217	195,741
Consumer & other:
Home equity line	1,043	89	1,132	218	165,956	167,306
Other	948	183	1,131	370	61,920	63,421
Residential mortgage	10,206	1,250	11,456	4,050	244,593	260,099

Total	$18,219	$4,303	$22,522	$33,525	$1,983,541	$2,039,588

	December 31, 2010
Commercial:
Industrial	$21,217	$—	$21,217	$6,320	$1,046,129	$1,073,666
Real estate	1,712	5	1,717	2,426	301,280	305,423
Construction	615	—	615	6,011	177,103	183,729
Consumer & other:
Home equity line	478	351	829	115	162,961	163,905
Other	1,094	251	1,345	66	63,894	65,305
Residential mortgage	5,749	818	6,567	2,784	270,803	280,154

Total	$30,865	$1,425	$32,290	$17,722	$2,022,170	$2,072,182

(1)	Loan balances do not include non-accrual loans.

Total non-performing assets were $41,348 and $23,794 as of June 30, 2011 and December 31, 2010, respectively. Non-performing assets include those loans which are classified as non-accrual, loans accruing interest that are 90 days past due and other real estate owned. Total other real estate owned was $3,520 and $4,647 as of June 30, 2011 and December 31, 2010, respectively.

We had total impaired loans of $86,014 and $76,982 as of June 30, 2011 and December 31, 2010, respectively.

The following table presents a summary of the impaired loans.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	June 30, 2011
With no related allowance recorded:
Commercial:
Industrial	$49,588	$67,195	$—	$49,832	$708
Real estate	8,013	9,872	—	9,040	159
Construction	14,991	23,967	—	17,333	144
Consumer & other:
Home equity line	246	379	—	274	—
Other	384	433	—	357	4
Residential mortgage	6,034	6,695	—	6,518	—

With an allowance recorded:
Commercial:
Industrial	$2,261	$2,261	$530	$1,291	$—
Real estate	—	—	—	—	—
Construction	4,497	4,497	875	7,414	—
Consumer & other:
Home equity line	—	—	—	—	—
Other	—	—	—	—	—
Residential mortgage	—	—	—	—	—

Total:
Commercial:
Industrial	$51,849	$69,456	$530	$51,123	$708
Real estate	8,013	9,872	—	9,040	159
Construction	19,488	28,464	875	24,747	144
Consumer & other:
Home equity line	246	379	—	274	—
Other	384	433	—	357	4
Residential mortgage	6,034	6,695	—	6,518	—

Total	$86,014	$115,299	$1,405	$92,059	$1,015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	December 31, 2010
With no related allowance recorded:
Commercial:
Industrial	$35,220	$53,892	$—	$5,897	$119
Real estate	12,815	16,368	—	6,021	346
Construction	17,201	26,256	—	1,810	182
Consumer & other:
Home equity line	1,121	1,255	—	110	1
Other	224	322	—	147	3
Residential mortgage	5,400	6,061	—	1,891	—

With an allowance recorded:
Commercial:
Industrial	$—	$—	$—	$271	$—
Real estate	—	—	—	63	—
Construction	5,001	5,001	2,500	4,167	—
Consumer & other:
Home equity line	—	—	—	—	—
Other	—	—	—	—	—
Residential mortgage	—	—	—	—	—

Total:
Commercial:
Industrial	$35,220	$53,892	$—	$6,168	$119
Real estate	12,815	16,368	—	6,084	346
Construction	22,202	31,257	2,500	5,977	182
Consumer & other:
Home equity line	1,121	1,255	—	110	1
Other	224	322	—	147	3
Residential mortgage	5,400	6,061	—	1,891	—

Total	$76,982	$109,155	$2,500	$20,377	$651

In assessing the adequacy of our credit reserve, we performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Impaired loans considered to be collateral dependent totaled approximately 94.0% and 92.1% of total impaired loans as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we determined that impaired loans with a carrying principal balance of $6,758 required a reserve of $1,405. The remaining $79,256 of impaired loans did not require a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover the amounts due on these loans. As of December 31, 2010, we had determined that impaired loans with a carrying principal balance of $5,001 required a reserve of $2,500 with the remaining $71,981 of impaired loans not requiring a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover all amounts due on these loans. During the six months ended June 30, 2011, we had total loan net charge-offs of $5,868. These charges have been applied against both the allowance for loans losses, as well as against the fair value credit adjustment/discount recorded on performing loans acquired.

Our aggregate recorded investment in impaired loans modified through troubled debt restructurings (“TDRs”) amounted to $11,774 and $542 at June 30, 2011 and December 31, 2010, respectively. Of these loans, $626 and $0 were accruing interest at June 30, 2011 and December 31, 2010, respectively. As part of our evaluation of future losses in conjunction with our calculation of the allowance for loan losses, we have recorded a specific reserve of $100 as of June 30, 2011 related to TDR’s. The modifications made to these restructured loans typically consist of an extension of the payment terms or providing for a period with interest-only payments with deferred principal payments paid during the remainder of the term. These modifications were considered to be concessions provided to the respective borrower due to the borrower’s financial distress. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for a period of six consecutive months.

Acquired loans deemed to be impaired at the time of purchase in accordance with Accounting Standard Codification (ASC) 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer” are included in the balance of impaired loans. However, these purchased impaired loans have been recorded at their fair value based on anticipated future cash flows at the time of acquisition and are considered to be performing loans as we expect to fully collect the new carrying value (i.e., fair value) of the loans. We regularly evaluate the reasonableness of our anticipated cash flows. Any decreases to the expected cash flows for our original estimate would require us to evaluate the need for an additional allowance for loan losses and could lead to charge-offs of acquired loan balances. Any significant increases in expected cash flows as compared to our original estimate would result in additional interest income to be recognized over the remaining life of the loans.

The following table provides activity for the accretable yield of these purchased impaired loans for the three and six months ended June 30, 2011.

	For Three Months Ended June 30, 2011	For Six Months Ended June 30, 2011
Accretable yield, beginning balance	$22,923	$18,484
Acquisition of impaired loans adjustment	—	(62)
Accretable yield amortized to interest income	(344)	(745)
Reclassification from non-accretable difference (1)	—	4,902

Accretable yield, end of period	$22,579	$22,579

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Note 5 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2011 and 2010:

	Commercial: Industrial	Commercial: Real estate	Commercial: Construction	Consumer & other: Home equity line	Consumer & other: Other	Residential Mortgage	Total
	For the Three Months Ended June 30, 2011
Beginning balance	$6,931	$1,483	$5,084	$390	$69	$1,159	$15,116
Provision	—	—	1,363	48	10	79	1,500
Reallocation	(35)	(223)	258	—	—	—	—
Charge-offs	(409)	—	(4,250)	—	(38)	(81)	(4,778)
Recoveries	14	—	—	8	9	—	31

Ending balance	$6,501	$1,260	$2,455	$446	$50	$1,157	$11,869

	For the Three Months Ended June 30, 2010
Beginning balance	$7,078	$1,216	$2,252	$147	$42	$157	$10,892
Provision	540	392	269	230	141	328	1,900
Charge-offs	(608)	(245)	—	(200)	(147)	—	(1,200)
Recoveries	26	—	1	—	—	—	27

Ending balance	$7,036	$1,363	$2,522	$177	$36	$485	$11,619

	Commercial: Industrial	Commercial: Real estate	Commercial: Construction	Consumer & other: Home equity line	Consumer & other: Other	Residential Mortgage	Total
	For the Six Months Ended June 30, 2011
Beginning balance	$7,127	$1,159	$4,138	$242	$53	$1,334	$14,053
Provision	230	212	2,309	196	122	81	3,150
Reallocation	(35)	(223)	258	—	—	—	—
Charge-offs	(855)	(8)	(4,250)	—	(136)	(258)	(5,507)
Recoveries	34	120	—	8	11	—	173

Ending balance	$6,501	$1,260	$2,455	$446	$50	$1,157	$11,869

	For the Six Months Ended June 30, 2010
Beginning balance	$6,262	$1,597	$1,389	$97	$32	$318	$9,695
Provision	1,507	392	610	280	233	328	3,350
Reallocation	—	(360)	521	—	—	(161)	—
Charge-offs	(802)	(266)	—	(200)	(229)	—	(1,497)
Recoveries	69	—	2	—	—	—	71

Ending balance	$7,036	$1,363	$2,522	$177	$36	$485	$11,619

Note 6 - Other Intangibles

Information concerning total amortizable other intangible assets and liabilities at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Asset:
Core deposits	$8,339	$1,937	$6,402	$8,339	$1,188	$7,151
Leasehold intangible assets	342	47	295	342	—	342

Total	$8,681	$1,984	$6,697	$8,681	$1,188	$7,493

Liabilities:
Leasehold intangible liabilities	$643	$83	$560	$643	$—	$643

Total	$643	$83	$560	$643	$—	$643

Amortization of the core deposit intangible amounted to $344 and $159 for the three months ended June 30, 2011 and 2010, respectively, and $750 and $336 for six months ended June 30, 2011 and 2010, respectively. Amortization of the leasehold intangible assets and liabilities amounted to a net benefit of $15 and $0 for the three months ended June 30, 2011 and 2010, respectively, and a net benefit of $36 and $0 for the six months ended June 30, 2011 and 2010, respectively and is included within occupancy and equipment expense.

Note 7 - Borrowings

The following is a summary of borrowings at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Federal Home Loan Bank borrowings	$48,661	$103,702
Subordinated notes	21,000	21,000
Junior subordinated debentures held by trusts	15,575	15,452
Capital lease obligations	2,663	2,685

Total borrowings	$87,899	$142,839

Note 8 - Net Income Per Share and Comprehensive Income

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding (basic)	11,996,283	7,133,681	11,986,096	7,129,491
Impact of common stock equivalents	3,489	3,575	4,248	4,328

Weighted average shares outstanding (diluted)	11,999,772	7,137,256	11,990,344	7,133,819

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive	214,919	79,531	214,919	79,531

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

The components of the change in net unrealized gains on securities are as follows:

	For the Six Months Ended June 30,
	2011	2010
Gross unrealized holding gains arising during the year	$2,983	$2,821
Reclassification adjustment for impairment losses recognized in net income	63	68
Reclassification adjustment for gains realized in net income	(115)	(39)

Net unrealized holding gains before taxes	2,931	2,850
Tax effect	(1,027)	(991)

Net change	$1,904	$1,859

Note 9 - Derivative Instruments

As part of our mortgage banking operations, we originate agency conforming residential loans for sale in the secondary market and to investors in mortgage loans. These loans have been classified as loans held for sale. These loans expose us to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

Loan commitments related to the origination of loans held for sale are accounted for as derivative instruments. Such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded as gains or losses.

To mitigate the effect of interest rate risk on both the held for sale loans and interest rate lock commitments, the Bank historically entered into offsetting derivative contracts, primarily forward transaction agreements. These forward transaction agreements lock in the price for the sale of specific loans or loans to be funded under specific interest rate lock commitments or for a generic group of loans with similar characteristics. A portion of the forward transaction agreements offset previously hedged positions as interest rates change and as the percentage of loans expected to close change. Forward transaction agreements are agreements to sell a certain notional amount of loans at a specified future time period at a specified price. The Bank could incur a loss when pairing out of previously hedged positions. All forward contracts and related hedged positions have been completely unwound during the first quarter of 2011 and replaced with best efforts interest rate lock commitments which are reported as interest rate lock commitments in the table below. Best efforts interest rate lock commitments may also result in direct or indirect financial penalties for failure to follow through if the related loans close. The fair values of all of these items are recorded on the balance sheet within other assets and liabilities as these items are financial derivatives. Changes in the fair value of these items are recorded through the statement of operations as a component of net gain on sale of mortgage loans.

Although the purpose of these derivative instruments is to economically hedge certain risks, there are no hedge designations under ASC 815-10.

The fair value of derivative instruments not designated as hedging instruments under ASC 815-10 at June 30, 2011 and December 31, 2010 are presented in the following table:

	June 30, 2011
	Asset Derivative		Liability Derivative
	Fair Value	Notional Value	Fair Value	Notional Value
Interest rate lock commitments	$661	$27,799	$—	$—

	December 31, 2010
	Asset Derivative		Liability Derivative
	Fair Value	Notional Value	Fair Value	Notional Value
Forward transaction agreements	$930	$82,250	$—	$—
Interest rate lock commitments	$1,241	$60,298	$—	$—

During the three months ended June 30, 2011, forward transaction agreements and interest rate lock commitments contributed a net gain of $0 and $119, respectively. During the six months ended June 30, 2011, forward transaction agreements and interest rate lock commitments contributed a net loss of $930 and $580, respectively.

Note 10 - Financial Instruments with Off-Balance Sheet Risk

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

The following outstanding financial instruments represent credit risk in the following amounts at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Commitments to grant loans	$43,295	$57,469
Unfunded commitments under lines of credit	484,186	399,647
Letters of credit	54,554	58,555

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

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. We believe that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material to our consolidated financial statements.

Note 11 - Stock-Based Compensation

At June 30, 2011, we had four equity compensation plans: the 2010 Stock Incentive Plan (the “2010 Plan”); the 2007 Stock Incentive Plan (the “2007 Plan”); the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”); and the Stock Option Plan for Outside Directors (the “Director Plan”). We also assumed the outstanding stock options of First Chester as of December 10, 2010.

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

Subsequent to the Graystone Merger and as a result of the conversion factor, the total number of shares authorized to be issued under the 2007 Plan equaled 252,000. At June 30, 2011, 49,415 shares were available for issuance under the 2007 Plan.

The following table summarizes the outstanding stock options and restricted stock under the 2007 Plan at June 30, 2011 and December 31, 2010:

Stock Options

Date of Issuance	Options Outstanding	Exercise Price	Expiration Date	Options Vested		Unearned Compensation
				June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
June 26, 2007	18,145	$22.22	June 26, 2017	18,145	26,145	$—	$—
January 22, 2008	1,050	$30.96	January 22, 2018	1,050	1,050	—	—
July 17, 2008	56,700	$30.96	July 17, 2018	56,700	56,700	—	—
September 22, 2009	52,400	$26.77	September 22, 2019	10,480	10,480	217	251

November 24, 2009	36,000	$19.80	November 24, 2019	7,200	7,200	60	132

	164,295			93,575	101,575	$277	$383

Restricted Stock

Date of Issuance	Shares Outstanding	Fair Value Per Share	Expiration Date	Shares Vested		Unearned Compensation
				June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
September 28, 2010	30,290	$20.92	N/A	—	—	$347	$549

	30,290			—	—	$347	$549

The stock options normally vest over a three to five year vesting period and are expensed over the vesting period. The restricted stock awards have a vesting period of 1 to 5 years and are expensed over the vesting period. 8,000 options issued under this plan were exercised during the six month period ending June 30, 2011. The aggregate intrinsic value of outstanding unvested stock options at June 30, 2011 and December 31, 2010 was $245 and $68, respectively. As of June 30, 2011, a total of 93,575 options have vested with an intrinsic value of $155. These vested options can be exercised at an average price of $27.94 and have an average remaining life of approximately 7.1 years. The fair values of the options awarded under the 2007 Plan are estimated on the date of grant using the Black-Scholes valuation methodology.

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

The table below shows the assumptions utilized to value all stock options:

Date of Issuance	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Estimated Forfeitures	Expected Life	Issue-Date Fair Value
June 26, 2007	4.49%	32.17%	2.31%	0.00%	6 years	$5.75
January 22, 2008	4.49%	32.17%	2.31%	0.00%	6 years	$3.70
July 17, 2008	4.49%	32.17%	2.31%	1% –3%	6.5 years	$3.80
September 22, 2009	4.00%	31.84%	3.50%	(1)	(2)	$6.63
November 24, 2009	4.00%	32.63%	3.39%	2%	9 years	$5.00

(1)	Estimated forfeitures for stock options issued to executives are 2.00% while the estimated forfeiture for stock options issued to employees is 5.00%.
(2)	Expected life for stock options issued to executives is 9 years while estimated expected life for stock options issued to employees is 7 years.

The dividend yield assumption is based on dividend history and the expectation of future dividend yields. The expected volatility is based on historical volatility using our stock price. The risk-free rate is the U.S. Treasury zero-coupon rate commensurate with the expected life of the options on the date of the grant.

2010 Stock Incentive Plan

In May 2010, the shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of stock options, stock appreciation rights, restricted stock, deferred stock and performance awards (collectively, “Awards”) for up to 400,000 shares of our common stock to key employees and directors. At June 30, 2011, 398,950 shares were available for issuance under the 2010 Plan.

The following table summarizes the restricted stock outstanding under the 2010 Plan at June 30, 2011 and December 31, 2010:

Restricted Stock

Date of Issuance	Shares Outstanding	Fair Value Per Share	Expiration Date	Shares Vested		Unearned Compensation
				June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
September 28, 2010	1,050	$20.92	N/A	—	—	$19	$21

	1,050			—	—	$19	$21

The restricted stock awards have a vesting period of five years and is expensed over the vesting period.

1995 Non-Qualified Stock Option Plan

At June 30, 2011, there were 5,700 options outstanding under the 1995 Plan and there are a total of 27,719 options available to be issued under this plan at June 30, 2011.

The following table summarizes the outstanding non-qualified stock options under the 1995 Plan at June 30, 2011 and December 31, 2010:

Date of Issuance	Options Outstanding	Exercise Price	Expiration Date	Options Vested		Unearned Compensation
				June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
September 22, 2009	5,700	$26.77	September 22, 2019	1,140	1,140	$23	$27

	5,700			1,140	1,140	$23	$27

The assumptions utilized to calculate the issue date fair value of $6.63 are the same as the assumptions used for shares issued under the 2007 Plan.

Stock Option Plan for Outside Directors

At June 30, 2011, there were a total of 11,926 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted average exercise price of $38.06 per share, and have a weighted average life to maturity of 5.6 years. We recognized $0 in compensation expense related to the Director Plan during the three and six months ended June 30, 2011 and 2010. There are a total of 71,152 options available to be issued under this plan at June 30, 2011.

First Chester Stock Option Plans

As part of the FCEC Merger, 181,142 outstanding stock options issued pursuant to plans adopted by First Chester and exercisable in shares of First Chester common stock were converted to 64,487 fully vested stock options exercisable in shares of Tower Bancorp common stock. As of June 30, 2011, there were a total of 64,487 options outstanding with a weighted average exercise price of $45.61 and a weighted average life to maturity of 2.3 years. No additional options are available to be issued under these plans. During the three and six months ended June 30, 2011, we did not recognize any compensation expense related to the First Chester Stock Option Plans. No options have been exercised from these plans.

The following table presents that total compensation expense recognized related to stock options and restricted stock awards outstanding for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011	2010
2007 Stock incentive plan	$81	$26
2010 Stock incentive plan	1	—
1995 Non-qualified stock option plan	2	2

Total compensation expense	$84	$28

	For the Six Months Ended June 30,
	2011	2010
2007 Stock incentive plan	$309	$52
2010 Stock incentive plan	2	—
1995 Non-qualified stock option plan	4	4

Total compensation expense	$315	$56

Stock Purchase Plans

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide the shareholders with the opportunity to use cash dividends, as well as optional cash payments of up to $50 per quarter, to purchase additional shares of our common stock. Pursuant to the Susquehanna Merger Agreement, the Company agreed to suspend the Plan effective June 21, 2011. During the first six months of 2011, approximately $503 in capital has been raised under the Plan. Since the Plan’s inception, the Plan has raised approximately $1,624.

Also during the second quarter of 2009, the Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide the our employees with the opportunity to purchase shares of our common stock directly. Pursuant to the Susquehanna Merger Agreement, the Company agreed to suspend the Employee Plan effective July 1, 2011. During the first six months of 2011, approximately $84 in capital has been raised under the Employee Plan. Since the Employee Plan’s inception, the Employee Plan has raised approximately $291.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$132	$—	$—	$132
U.S. Government sponsored agency securities	22,953	—	22,953	—
U.S. Government sponsored agency mortgage-backed securities	50,328	—	50,328	—
Collateralized mortgage obligations	95,357	—	95,357	—
Municipal bonds	18,938	—	18,938	—
Municipal bonds - taxable	10,519	—	10,519	—
SBA pool loan investments	10,982	—	10,982	—
Commercial servicing rights	462	—	—	462
Derivative instruments	661	—	—	661

	$210,332	$—	$209,077	$1,255

	December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$195	$—	$—	$195
U.S. Treasury securities	5,002	5,002	—	—
U.S. Government sponsored agency securities	7,780	—	7,780	—
U.S. Government sponsored agency mortgage-backed securities	10,754	—	10,754	—
Collateralized mortgage obligations	48,587	—	48,587	—
Municipal bonds	10,654	—	10,654	—
Municipal bonds - taxable	10,014	—	10,014	—
SBA pool loan investments	9,709	—	9,709	—
Commercial servicing rights	520	—	—	520
Derivative instruments	2,147	—	—	2,147

	$105,362	$5,002	$97,498	$2,862

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

The following table presents reconciliations of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010, respectively:

2011	Equity Securities	Commercial Servicing Rights	Derivative Instruments
Balance, December 31, 2010	$195	$520	$2,147
New interest rate lock contracts originated	—	—	1,499
Matured / expired derivative commitments	—	—	(2,904)
Other than temporary impairment	(63)	—	—
Change in fair value	—	(58)	(81)

Balance, June 30, 2011	$132	$462	$661

2010	Equity Securities
Balance, December 31, 2009	$49
Transfers in from level 2	611
Sale of securities in level 3	(33)
Change in fair value	41

Balance, June 30, 2010	$668

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$15,664	$—	$—	$15,664
Impaired loans	33,525	—	—	33,525
Other real estate owned	3,520	—	—	3,520

Total assets	$52,709	$—	$—	$52,709

	December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$147,281	$—	$—	$147,281
Impaired loans	17,722	—	—	17,722
Other real estate owned	4,647	—	—	4,647
Loans purchased (1)(2)	763,771	—	—	763,771
Core deposit intangible asset (1)	4,440	—	—	4,440
Leasehold intangible assets (1)	342	—	—	342
Premises and equipment (1)	26,724	—	—	26,724

Total assets	$964,927	$—	$—	$964,927

Time deposits (1)	$436,126	$—	$436,126	$—
Borrowings (1)	80,049	—	80,049	—
Leasehold intangible liabilities (1)	643	—	—	643

Total liabilities	$516,818	$—	$516,175	$643

(1) - Assets and liabilities are presented at fair value as of the date of the FCEC Merger.

(2) - Balance does not include the loans held for sale that were acquired as part of the FCEC Merger.

The valuation technique to measure the fair values for the items in the tables above are as follows:

Loans held for sale

Loans held for sale include residential mortgage loans which are measured at the lower of aggregate cost or fair value. The fair value is measured as the price that secondary market investors were offering for loans with similar characteristics.

Impaired loans

Under U.S GAAP, a loan is classified as impaired when it is possible that the bank will be unable to collect all or part of the loan balance due based on the contractual agreement, including the interest as well as the principal. Based on this guidance, we consider all loans placed in non-accrual status as being impaired and subject to an impairment analysis in accordance with ASC 310-10-35. Loans acquired through the FCEC Merger and Graystone Merger that were deemed impaired, were recorded using a discounted cash flow model in accordance with ASC 310-30 at the time of acquisition even though we consider these loans to be collateral dependent. The carrying amounts of these loans at June 30, 2011 and December 31, 2010 were $52,489 and $59,260, respectively. These loans are not included in the preceding table.

Impaired loans included in the preceding table are those for which we have measured impairment based on the fair value of underlying collateral. The balance of impaired loans consists of loans deemed impaired in accordance with our accounting policy disclosed within our “Critical Accounting Policies.” Fair value is determined primarily based upon independent third party appraisals of the properties. At June 30, 2011, $26,767 of impaired loans were measured using the fair value of underlying collateral and $6,758 of impaired loans were measured using a discounted cash flow model. At December 31, 2010, $12,721 of impaired loans were measured using the fair value of underlying collateral and $5,001 of impaired loans were measured using a discounted cash flow model.

Other real estate owned

Other real estate owned consists of twenty-four properties totaling $3,520 at June 30, 2011 and twenty two properties totaling $4,647 at December 31, 2010. These properties have been acquired through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

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

The estimated fair values of our financial instruments were as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	$95,472	$95,472	$248,479	$248,479
Securities available for sale	209,209	209,209	102,695	102,695
Restricted investment in bank stock	13,283	13,283	14,696	14,696
Loans held for sale	15,664	15,664	147,281	147,281
Loans, net of allowance for loan losses	2,027,998	2,039,959	2,058,191	2,072,690
Accrued interest receivable	7,150	7,150	7,856	7,856
Derivative instruments	661	661	2,147	2,147

Financial liabilities:
Deposits	2,147,200	2,116,487	2,299,898	2,257,753
Securities sold under agreements to repurchase	7,161	7,161	6,605	6,605
Short-term borrowings	43	43	55,039	55,039
Long-term debt	87,856	92,780	87,800	83,167
Accrued interest payable	1,713	1,713	1,950	1,950

	Notional Amount	Fair Value	Notional Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	43,295	—	57,469	—
Unfunded commitments under lines of credit	484,186	491	399,647	454
Letters of credit	54,554	211	58,555	149

The following methods and assumptions were used to estimate the fair values of our financial instruments at June 30, 2011 and December 31, 2010.

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

Note 13 - Segment Information

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

The financial information of our segments was compiled utilizing the accounting policies described in Note 1. These accounting policies and processes are highly subjective and, are based on authoritative guidance similar to GAAP. Income taxes are allocated to the Banking segment based on our effective tax rate and to the Residential Mortgage segment based on our statutory tax rate. As a result, the financial information of the reported segments is not necessarily comparable with similar information reported by other financial institutions.

The following table presents the selected financial information for our reportable segments. Since the first quarter of 2011 was the first period in which separate reportable segments were identified, the information related to the three and six months ended June 30, 2010 is being presented for comparability purposes and has not been previously presented.

	Three Months Ended June 30, 2011
	Banking Segment	Residential Mortgage Segment	Elimination	Total

Interest income	$30,328	$202	$(121)	$30,409
Interest expense	6,075	121	(121)	6,075

Net interest income	24,253	81	—	24,334
Provision for loan losses	1,500	—	—	1,500
Noninterest income	3,719	1,139	—	4,858
Noninterest expenses	19,614	3,145	—	22,759

Income before income taxes	6,858	(1,925)	—	4,933
Income tax expense	2,150	(674)	—	1,476

Net income including noncontrolling interest	$4,708	$(1,251)	$—	$3,457
Less: income from noncontrolling interest	—	(53)	—	(53)

Net income	$4,708	$(1,198)	$—	$3,510

Total average assets	$2,561,869	$32,923	$(26,253)	$2,568,539

	Three Months Ended June 30, 2010
	Banking Segment	Residential Mortgage Segment	Elimination	Total

Interest income	$18,522	$—	$(40)	$18,482
Interest expense	5,579	40	(40)	5,579

Net interest income	12,943	(40)	—	12,903
Provision for loan losses	1,900	—	—	1,900
Noninterest income	2,075	321	—	2,396
Noninterest expenses	11,467	243	—	11,710

Income before income taxes	1,651	38	—	1,689
Income tax expense	495	13	—	508

Net income including noncontrolling interest	$1,156	$25	$—	$1,181
Less: income from noncontrolling interest	4	—	—	4

Net income	$1,152	$25	$—	$1,177

Total average assets	$1,552,578	$10,680	$(11,095)	$1,552,163

	Six Months Ended June 30, 2011
	Banking Segment	Residential Mortgage Segment	Elimination	Total

Interest income	$60,311	$902	$(535)	$60,678
Interest expense	11,940	535	(535)	11,940

Net interest income	48,371	367	—	48,738
Provision for loan losses	3,150	—	—	3,150
Noninterest income	7,559	2,611	—	10,170
Noninterest expenses	40,652	9,687	—	50,339

Income before income taxes	12,128	(6,709)	—	5,419
Income tax expense	3,986	(2,364)	—	1,622

Net income including noncontrolling interest	$8,142	$(4,345)	$—	$3,797
Less: income from noncontrolling interest	4	65	—	69

Net income	$8,138	$(4,410)	$—	$3,728

Total average assets	$2,620,507	$35,548	$(24,233)	$2,631,822

	Six Months Ended June 30, 2010
	Banking Segment	Residential Mortgage Segment	Elimination	Total

Interest income	$36,121	$—	$(64)	$36,057
Interest expense	11,105	64	(64)	11,105

Net interest income	25,016	(64)	—	24,952
Provision for loan losses	3,350	—	—	3,350
Noninterest income	3,777	594	—	4,371
Noninterest expenses	21,026	489	—	21,515

Income before income taxes	4,417	41	—	4,458
Income tax expense	1,358	14	—	1,372

Net income including noncontrolling interest	$3,059	$27	$—	$3,086
Less: income from noncontrolling interest	4	—	—	4

Net income	$3,055	$27	$—	$3,082

Total average assets	$1,530,068	$8,693	$(9,193)	$1,529,568

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

Additionally, certain of these forward-looking statements relate to our proposed merger with Susquehanna Bancshares, Inc., including the expected date of closing and effects of the merger agreement. The actual results of the merger could vary materially as a result of a number of factors, including: the possibility that competing offers may be made; the possibility that various closing conditions for the transaction may not be satisfied or waived; and the possibility that the merger agreement may be terminated.

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

Mergers and Acquisitions

On June 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Susquehanna Merger Agreement”) with Susquehanna Bancshares, Inc. (“Susquehanna”), the parent company of Susquehanna Bank, pursuant to which the Company will merge with and into Susquehanna (the “Susquehanna Merger”), with Susquehanna being the surviving corporation. In addition, under the terms of the Susquehanna Merger Agreement, Susquehanna Bank and the Bank will enter into a Bank Plan of Merger, pursuant to which the Bank will merge with and into Susquehanna Bank, with Susquehanna Bank continuing as the surviving bank.

Under the terms of the Susquehanna Merger Agreement, shareholders of the Company will have the opportunity to elect to receive either 3.4696 shares of Susquehanna common stock or $28.00 cash for each share of the Company’s common stock he or she owns immediately prior to completion of the Susquehanna Merger. The Susquehanna Merger Agreement provides that a shareholder may receive a combination of cash and shares of Susquehanna common stock that is different than what he or she may have elected, however, depending on the elections made by other shareholders, in order to ensure that the total cash consideration paid to the Company’s shareholders at the effective time of the Susquehanna Merger is $88.0 million.

Consummation of the Susquehanna Merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both the Company’s and Susquehanna’s shareholders.

The Susquehanna Merger is expected to be completed during the first quarter of 2012.

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

Prior to the FCEC Merger, FNB conducted certain mortgage banking activities through its American Home Bank Division (“AHB Division”). Pursuant to the FCEC Merger Agreement, First Chester and FNB initiated efforts to sell the AHB Division, including, without limitation, the interests of FNB in certain mortgage-banking related joint ventures and activities related thereto. No sale agreement related to the AHB Division was executed prior to consummation of the FCEC Merger. On December 30, 2010, the Company announced that it would commence winding down the operations of the AHB Division in an orderly fashion. The Company has recognized a total restructuring charge of $2.1 million in connection with this action, of which approximately $1.4 million was recognized in 2010 and $688 thousand was recognized during the first six months of 2011. During the second quarter of 2011, the restructuring of the AHB Division was completed and its remaining operations were transferred into the Graystone Mortgage Division of the Bank. The Graystone Mortgage Division, which consists of the restructured AHB Division and mortgage activities previously conducted by Graystone Mortgage, LLC, incurred a pre-tax loss of approximately $1.9 million during the second quarter of 2011. This pretax loss is significantly less than those losses incurred during the first quarter of 2011 of approximately $4.8 million and the 21-day period subsequent to the FCEC Merger of $2.1 million. While it appears that the residential mortgage loan pipeline has stabilized and we anticipate the financial performance of the Graystone Mortgage Division to improve, such improvements are limited by the current economic difficulties and could be further limited by legislative and regulatory developments affecting the mortgage industry. Additionally, we continue to retain contingent liabilities relating to the prior operations of the AHB Division as well as actions undertaken in connection with the wind down. These matters could adversely affect our financial condition, results of operations, reputation and prospects.

In connection with the FCEC Merger, on December 10, 2010, the Company terminated the Bank’s relationship and relinquished its investment interest in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC, (“DDMP Advisors, LLC”) through which the Bank previously offered investment advisory services to certain customers. The Company recognized an expense of approximately $1.5 million during 2010. No additional expenses related to this matter were recognized during the first six months of 2011.

As a result of these transactions, the Bank now serves ten counties in Central and Southeastern Pennsylvania and one county in Maryland. The Bank operates as the subsidiary of the Company through three banking divisions – “Graystone Bank, a division of Graystone Tower Bank”, consisting of the former Graystone Bank branches, “Tower Bank, a division of Graystone Tower Bank,” consisting of the former branches of The First National Bank of Greencastle and “1N Bank, a Division of Graystone Tower Bank” consisting of the former branches of FNB. The Bank also provides a broad range of trust and investment management services and provides services for estates, trust, agency accounts and individual and employer sponsored retirement plans through the Graystone Wealth Management Division. The operating philosophy will continue to be a community-oriented financial services company with a strong customer focus. These transactions have enhanced our business opportunities due to the Bank having a greater market share, market presence and the ability to offer more diverse and more profitable products, as well as a broader based and geographically diversified branch system to enhance deposit collection and reduce funding costs, and a higher legal lending limit to originate larger and more profitable commercial loans. We believe that the merger of the banks into one surviving bank will provide greater efficiency, customer service, and product delivery than we would achieve by operating under a multi-bank holding company structure.

RESULTS FROM OPERATIONS

Summary Financial Results

For the three and six months ended June 30, 2011 as compared with the three and six months ended June 30, 2010, the FCEC Merger has had a significant impact on our results of operations. The operating results reported herein for the three and six months ended June 30, 2011 include the results for the combined entity. Consequently, comparisons of our current results of operation to the three and six months ended June, 30 2010 may not be particularly meaningful.

We recognized net income of approximately $3.5 million or $0.29 per diluted share for the three months ended June 30, 2011, compared to $1.2 million or $0.17 per diluted share during for the three months ended June 30, 2010. During the three months ended June 30, 2011, the Residential Mortgage segment incurred a net loss of $1.2 million as we continued to wind down and restructure the mortgage banking operations acquired as part of the FCEC Merger to better align its activities with our community banking model.

Net interest income before provision for loan loss increased $11.4 million or 88.6% for the three months ended June 30, 2011 compared to the same period in 2010. In addition to the net interest income contributed by the inclusion of the 1N Bank Division and the Graystone Mortgage Division, which added $7.7 million, the growth was also due to the growth in our investment portfolio coupled with a reduction in the average rate paid on interest bearing liabilities from the second quarter of 2010 to the second quarter of 2011. Noninterest income increased $2.5 million due to increases in the service charges on deposit accounts, fiduciary fees and brokerage commission, other services charges, commissions and fees, and gains on the sale of mortgage loans which increased $323 thousand, $965 thousand, $369 thousand, and $807 thousand, respectively, compared to the three months ended June 30, 2010. The increase in noninterest expense was $11.0 million and is due to increases across all categories with the most significant increases coming from salary and benefit expense, occupancy expense and other operating expense, which increased $6.0 million, $2.2 million and $1.0 million, respectively, as compared to the three months ended June 30, 2010. These increases in noninterest income and expenses can be attributed to the FCEC Merger and our balance sheet growth over the last twelve months.

During the six months ending June 30, 2011, we recognized net income of approximately $3.7 million or $0.31 per diluted share as compared to $3.0 million or $0.43 per diluted share during the same period in 2010. During the six months ending June 30, 2011, the Residential Mortgage segment incurred a net loss of $4.4 million, due primarily to the restructuring of our Residential Mortgage segment.

Net interest income before provision for loan loss increased $23.8 million or 95.3% during the six months ending June 30, 2011 compared to the same period in 2010. In addition to the net interest income contributed by the inclusion of the 1N Bank Division and acquired First Chester residential mortgage operations, which added $17.3 million, the growth was also due to the growth in our investment portfolio coupled with a reduction in the average rate paid on interest bearing liabilities from the second quarter of 2010 to the second quarter of 2011. Noninterest income increased $5.8 million due to increases in the service charges on deposit accounts, fiduciary fees and brokerage commission, other services charges, commissions and fees, gains on the sale of mortgage loans, and other miscellaneous income which increased $692 thousand, $1.8 million, $784 thousand, $2.0 million and $429 thousand, respectively, compared to the six months ended June 30, 2010. The increase in noninterest expense was $28.8 million and is due to increases across all categories with the most significant increases coming from salary and benefit expense, occupancy expense, data processing, professional services fees and other operating expense, which increased $14.0 million, $4.9 million, $1.1 million, $1.4 million and $3.7 million, respectively, as compared to the six months ended June 30, 2010. These increases in noninterest income and expenses can be attributed to the FCEC Merger and our balance sheet growth over the last twelve months.

Beginning in 2011, operating segments have been determined to be reportable based upon changes in the use of our internal profitability reporting system by our executive management team. The reportable segments are Banking and Residential Mortgage. Our Banking segment includes all of the banking operations, exclusive of activities related to originating residential mortgages for the purpose of selling to the secondary market and the sale of residential mortgages. The Residential Mortgage segment originates and services residential mortgage loans for consumers within our geographic footprint and sells all of these loans in the secondary market. The funding of loans originated by the Residential Mortgage segment is providing by the Banking segment. All loans and related interest between segments are eliminated during consolidation.

Net income associated with the Banking segment increased $3.6 million or 308.7% during the three months ended June 30, 2011 compared to the same period in 2010. During the six months ending June 30, 2011, net income associated with the Banking segment increased $5.1 million or 166.4% compared to the same period in 2010. This increase was the result of added activity from the FCEC Merger and organic growth. Net income associated with the Residential Mortgage segment decreased $1.2 million during the three months ended June 30, 2011 compared to the same period in 2010. During the six months ending June 30, 2011, net income associated with the Residential Mortgage segment decreased $4.4 million compared to the same period in 2010. This decrease was a result of the operations of the AHB Division, which was acquired as part of the FCEC Merger, as well as restructuring costs associated with the wind down of the AHB Division.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Net Interest Income

Net interest income is the most significant component of our net income. Net interest income increased $11.4 million or 88.6% to approximately $24.3 million for the three months ended June 30, 2011, as compared to approximately $12.9 million for 2010. The $11.4 million increase in net interest income includes $7.7 million contributed to interest-earning assets and interest-bearing liabilities from the 1N Bank Division and Residential Mortgage segment. Excluding the effect of the FCEC Merger, net interest income increased $3.7 million or 29.2% over the three months ended June 30, 2010.

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We use brokered deposits on a limited basis to fund asset growth as demonstrated by the limited use of brokered deposits. Brokered deposits, exclusive of reciprocal deposits, represents approximately 6.6% of total deposits, on our consolidated balance sheet at June 30, 2011 and approximately 8.5% at December 31, 2010. In connection with our growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three months ended June 30, 2011 as compared to the same period in 2010. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2011 and 34% for 2010.

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets:
Federal funds sold and other (3)	$14,444	$11	0.31%	$18,738	$41	0.88%
Investment securities (1)	223,984	1,480	2.65%	190,417	1,219	2.57%
Loans (2)	2,072,405	28,979	5.61%	1,183,489	17,274	5.85%

Total interest-earning assets	2,310,833	30,470	5.29%	1,392,644	18,534	5.34%

Other assets	257,706			159,519

Total assets	$2,568,539			$1,552,163

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$1,030,828	1,460	0.57%	$753,088	2,212	1.18%
Time deposits	852,261	3,340	1.57%	418,126	2,332	2.24%
Borrowings	96,519	1,275	5.30%	88,103	1,035	4.71%

Total interest-bearing liabilities	1,979,608	6,075	1.23%	1,259,317	5,579	1.78%

Noninterest-bearing transaction accounts	307,705			114,608
Other liabilities	25,640			12,979
Equity	255,586			165,259

Total liabilities and equity	$2,568,539			$1,552,163

Net interest spread			4.06%			3.56%
Net interest income and interest rate margin FTE		$24,395	4.23%		$12,955	3.73%

Tax equivalent adjustment		(91)			(52)

Net interest income		$24,304			$12,903

Ratio of average interest-earning assets to average interest-bearing liabilities	116.7%			110.6%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2011 and 34% for 2010.
(2)	Average loan balances include non-accrual loans.
(3)	Amounts exclude cash balances held at the Federal Reserve and any interest earned thereon.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended June 30, 2011 vs. June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Federal funds sold	$(8)	$(22)	$(30)
Investment securities	221	40	261
Loans	33,177	(21,472)	11,705

Total interest income	33,390	(21,454)	11,936

Interest expense:
Interest-bearing non-maturity deposits	15,017	(15,769)	(752)
Time deposits	18,127	(17,119)	1,008
Borrowings	104	136	240

Total interest expenses	33,248	(32,752)	496

Net interest income	$142	$11,298	$11,440

Interest income increased approximately $11.9 million, or 64.4%. This increase was caused by approximately $918.2 million or 65.9% increase in the average balance of interest-earning assets, which resulted in approximately $33.4 million increase to interest income. This increase was partially offset by a 5 basis point reduction in average rates that resulted in a reduction of interest income of approximately $21.4 million.

Interest income on investment securities increased approximately $261 thousand, or 21.4%. The average balance of investments held by the Bank increased from $190.4 million at June 30, 2010 to $224.0 million at June 30, 2011, which resulted in an increase of approximately $221 thousand in interest income. The interest rates earned on securities as compared to prior year increased 8 basis points on the average rate.

Average yields on loans decreased 24 basis points or 4.2%, from 5.85% during the three months ended June 30, 2010 to 5.61% during the three months ended June 30, 2011. The Federal Reserve maintained the intended federal funds target rate below 0.25% during both three-month periods ended June 30, 2011 and 2010. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Fixed rate and adjustable rate loans, which represent approximately 25% and 40%, respectively, of total average loans held at June 30, 2011, do not reprice immediately when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 74% of our total average variable rate loans at June 30, 2011 contain interest rate floors. Conversely, any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $496 thousand, or 8.9%, during the three months ended June 30, 2011 compared to the same period in 2010. This increase was caused by approximately $720.3 million or 57.2% increase in the average balance of interest-bearing liabilities, which resulted in approximately $33.2 million increase to interest expense. This increase, however, was predominately offset by a 55 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $32.8 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the FCEC Merger and our efforts to reduce rates paid on deposits while still remaining competitive in our markets.

The amortization of premiums and discounts on interest-earning assets and interest-bearing liabilities acquired in the FCEC Merger had a positive impact on the net interest margin. Exclusive of these items, the yield on interest earning assets would have been 5.07%, the cost of interest bearing liabilities would have been 1.40%, and net interest margin would have been 3.86% for the three months ended June 30, 2011.

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

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Balance at beginning of period	$15,116	$10,892
Provision for loan losses	1,500	1,900
Charge-offs:
Commercial:
Industrial	(409)	(608)
Real estate	—	(245)
Construction	(4,250)	—
Consumer:
Home equity line	—	(200)
Other	(38)	(147)
Residential mortgages	(81)	—

Total charge-offs	(4,778)	(1,200)

Recoveries:
Commercial:
Industrial	14	26
Real estate	—	—
Construction	—	1
Consumer:
Home equity line	8	—
Other	9	—
Residential mortgages	—	—

Total recoveries	31	27

Net charge-offs	(4,747)	(1,173)

Balance at end of period	$11,869	$11,619

We continue to operate in a challenging economic environment. We have adjusted our allowance for loan loss in accordance with our assessment process, which took into consideration risks related to the overall composition of our loan portfolio, the status of the current economic environment and other qualitative factors, and the results of our risk assessment process over delinquent and problem loans. The provision for loan losses for the three months ended June 30, 2011 totaled $1.5 million, a decrease of $400 thousand compared to the same period in 2010. The gross loan charge-offs that were applied to the allowance for loan loss during the three months ended June 30, 2011 consisted of 4 commercial industrial loans, 1 commercial construction loan relationship, 1 other consumer loans and 2 mortgage loans totaling $4.8 million. The increase in charge-offs was primarily caused by a $4.3 million charge-off on a commercial loan relationship totaling $5 million which had been identified as nonperforming during the first quarter of 2010. Though the loan was to be secured by pledges of loans and mortgages securing the loans extended to third parties, the collateral positions had not been perfected resulting in the loan being unsecured. The borrower had agreed to refinance the credit with additional collateral and cash flows from a newly formed entity, which agreement was contained within a plan of reorganization filed with the bankruptcy court in May 2011. However, the lead bank in this agreement withdrew from the financing arrangement in July 2011. Based upon its evaluation of the status of the bankruptcy proceedings and negotiations with the borrower, the Company believed that it was appropriate to charge off $4.3 million related to this credit during the second quarter. Net allowance for loan loss charge-offs were 0.92% of average loans on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.59% at June 30, 2011, compared to 0.65% at December 31, 2010.

The following table presents changes in the credit quality adjustment on loans purchased for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Balance at beginning of period	$19,183	$2,519
Credit fair value adjustment mark	—	—
Net Loan Accretion	(1,306)	(250)
Charge-offs:
Commercial:
Industrial	(62)	(187)
Real estate	—	(160)
Construction	—	—
Consumer:
Home equity line	(30)	(4)
Other	(12)	(110)
Residential mortgages	—	(170)

Total charge-offs	(104)	(631)

Recoveries:
Commercial:
Industrial	26	15
Real estate	13	—
Construction	—	—
Consumer:
Home equity line	1	—
Other	15	21
Residential mortgages	—	2

Total recoveries	55	38

Net charge-offs	(49)	(593)

Balance at end of period	$17,828	$1,676

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the three months ended June 30, 2011 consisted of 3 commercial industrial loans, 2 consumer home equity lines, and 5 other consumer loans totaling $104 thousand. Net credit mark charge-offs were 0.01% of average loans for the second quarter 2011 on an annualized basis.

The total gross loan charge-offs during the three months ended June 30, 2011 consisted of 18 loans totaling $4.9 million. Net total loan charge-offs were 0.92% of average loans for the three months ended June 30, 2011 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan loss, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.49% at June 30, 2011, compared to 1.66% at December 31, 2010. See an explanation of the Non-GAAP measures later in this filing within Management’s Discussion and Analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at June 30, 2011. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at June 30, 2011. We believe that the allowance for loan loss is appropriate based on applicable accounting standards.

Noninterest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest margin, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

Noninterest income was approximately $4.9 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively.

The following table presents the components of noninterest income:

	June 30, 2011	June 30, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,128	$805	$323	40.1%
Fiduciary fees and brokerage commissions	1,066	101	965	955.5%
Other service charges, commissions and fees	950	581	369	63.5%
Gain on sale of mortgage loans originated for sale	1,128	321	807	251.4%
Impairment losses on securities available for sale	(63)	(68)	5	7.4%
Increase in cash surrender value of bank owned life insurance	387	442	(55)	(12.4)%
Other income	262	214	48	22.4%

Total noninterest income	$4,858	$2,396	$2,462	102.8%

The $2.5 million or 102.8% increase in total noninterest income from the three months ended June 30, 2010 to the same period in 2011 is attributable primarily to the increase in service charges on deposit accounts, fiduciary fees and brokerage commissions, other service charges, commissions and fees, gain on sale of mortgage loans originated for sale. Increases to service charges on deposit accounts and the gain on sale of mortgage loans originated are attributable to the FCEC Merger. Fiduciary fees and brokerage commissions increased due to income received from the Wealth Management Division which was acquired as part of the FCEC Merger. As of June 30, 2011, the Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $492.1 million. Other service charges, commissions and fees increased as a result of the increased number of deposit accounts along with income contributed by the 1N Bank branches acquired through the FCEC Merger.

Noninterest Expense

The following table presents the components of noninterest expenses for the three months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010	Increase
			$	%
	(dollars in thousands)
Salaries and employee benefits	$11,297	$5,315	$5,982	112.5%
Occupancy and equipment	3,952	1,735	2,217	127.8%
Amortization of intangible assets	344	159	185	116.4%
FDIC insurance premiums	764	538	226	42.0%
Advertising and promotion	697	374	323	86.4%
Data processing	1,096	643	453	70.5%
Communication	364	295	69	23.4%
Professional service fees	961	371	590	159.0%
Impairment of long-lived assets	—	920	(920)	(100.0)%
Other operating expenses	2,332	1,284	1,048	81.6%
Restructuring charges	414	—	414	n/a
Merger related expenses	538	76	462	607.9%

Total noninterest expenses	$22,759	$11,710	$11,049	94.4%

Salary and employee benefits increased $6.0 million or 112.5% for the three months ending June 30, 2011 when compared to June 30, 2010. Salaries increased by $5.2 million while employee benefits increased by $786 thousand. The increased level of salary expense was driven by personnel costs in connection with the FCEC Merger. In addition to the FCEC merger, we invested in new employees in the Wealth Management Division and added additional personnel to our operations, finance, credit and lending departments to support our growth between June 30, 2010 and June 30, 2011. We also implemented general merit increases for all eligible employees between June 30, 2010 and June 30, 2011.

Occupancy and equipment expense increased $2.2 million or 127.8%. The increase was partially related to the additional expense attributable to the 1N Bank Division branches and acquired First Chester residential mortgage operations which contributed $1.3 million. Additional increases to occupancy and equipment expense related to additional branch offices during 2010 and a second corporate center building which we occupied beginning in the fourth quarter of 2010.

On April 1, 2011, the FDIC insurance premiums are no longer based on the level of insured deposits. Rather the assessment is based on average total assets less average tangible equity and the assessment rate will decrease from historic rates. Based on the growth of the Bank’s tangible assets from June 30, 2010 to June 30, 2011, the FDIC insurance premiums have increased by $226 thousand.

Advertising and promotion expenses for the three months ending June 30, 2011 exceeded that of the same period in 2010 as we initiated a small business loan campaign, a home equity line of credit campaign, and a deposit campaign in an effort to gain in-market customers, which resulted in increased advertising costs during the three months ending June 30, 2011.

The costs related to data processing and communications expenses increased as a result of the FCEC Merger, which caused increased processing volume by our core bank processing system and increased communications expenses for phone and internet usage and upgraded services.

Professional service expenses increases are directly related to increased audit, consulting and legal services given the rapid growth in the Bank, between June 30, 2010 and June 30, 2011.

Restructuring charges totaled $414 thousand for the three months ended June 30, 2011 relating to legal expenses incurred that were directly related to the wind down of the acquired First Chester residential mortgage operations.

Other operating expenses increased $1.0 million or 81.6%. Total other expenses attributed to the 1N Bank Division and the acquired First Chester residential mortgage operations was $583 thousand. The remaining increase was primarily due to increases in Pennsylvania bank shares taxes of $274 thousand.

Income Tax Expense

Income tax expense was $1.5 million and $508 thousand for the three months ended June 30, 2011 and 2010, respectively. Our effective tax rate for the three months ended June 30, 2011 was 30.0%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities. Our effective tax rate was 30.2% for the three months ended June 30, 2010. The statutory tax rates for 2011 and 2010 were 35.0% and 34.0%, respectively.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Net Interest Income

Net interest income increased $23.8 million or 95.3% to approximately $48.7 million for the six months ended June 30, 2011, as compared to approximately $25.0 million for 2010. The $23.8 million increase in net interest income includes $17.3 million contributed to interest-earning assets and interest-bearing liabilities from the 1N Bank Division and acquired First Chester residential mortgage operations. Excluding the effect of the FCEC Merger, net interest income increased $6.5 million or 26.2% over six months ended June 30, 2010.

The following table provides a comparative average balance sheet and net interest income analysis for the six months ended June 30, 2011 as compared to the same period in 2010. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2011 and 34% for 2010.

	For the Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets:
Federal funds sold and other (3)	$20,691	$30	0.29%	$21,641	$74	0.69%
Investment securities (1)	194,137	2,533	2.63%	183,806	2,287	2.51%
Loans (2)	2,114,581	58,178	5.55%	1,167,322	33,780	5.84%

Total interest-earning assets	2,329,409	60,741	5.26%	1,372,769	36,141	5.31%

Other assets	302,413			156,799

Total assets	$2,631,822			$1,529,568

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$1,061,841	2,939	0.56%	$725,658	4,332	1.20%
Time deposits	853,872	6,377	1.51%	426,857	4,821	2.28%
Borrowings	103,491	2,624	5.11%	85,603	1,952	4.60%

Total interest-bearing liabilities	2,019,204	11,940	1.19%	1,238,118	11,105	1.81%

Noninterest-bearing transaction accounts	318,960			113,297
Other liabilities	38,392			13,492
Equity	255,266			164,661

Total liabilities and equity	$2,631,822			$1,529,568

Net interest spread			4.07%			3.50%
Net interest income and interest rate margin FTE		$48,801	4.22%		$25,036	3.68%

Tax equivalent adjustment		(171)			(84)

Net interest income		$48,630			$24,952

Ratio of average interest-earning assets to average interest-bearing liabilities	115.4%			110.9%

(1)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2011 and 34% for 2010.
(2)	Average loan balances include non-accrual loans.
(3)	Amounts exclude cash balances held at the Federal Reserve and any interest earned thereon.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Six Months Ended
	June 30, 2011 vs. June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Federal funds sold	$(3)	$(41)	$(44)
Investment securities	132	114	246
Loans	35,760	(11,362)	24,398

Total interest income	35,889	(11,289)	24,600

Interest expense:
Interest-bearing non-maturity deposits	8,112	(9,505)	(1,393)
Time deposits	11,085	(9,529)	1,556
Borrowings	438	234	672

Total interest expenses	19,635	(18,800)	835

Net interest income	$16,254	$7,511	$23,765

Interest income increased approximately $24.6 million, or 68.1%. This increase was caused by approximately $956.6 million or 69.7% increase in the average balance of interest-earning assets, which resulted in approximately $35.9 million increase to interest income. This increase was partially offset by a 5 basis point reduction in average rates that resulted in a reduction of interest income of approximately $11.3 million.

Interest income on investment securities increased approximately $246 thousand, or 10.7%. The average balance of investments held by the Bank increased from $183.8 million at June 30, 2010 to $194.1 million at June 30, 2011, which resulted in a increase of approximately $132 thousand in interest income. The interest rates earned on securities as compared to prior year increased 12 basis points on the average rate and an increase of interest income of $114 thousand.

Average yields on loans decreased 29 basis points or 4.9%, from 5.84% during the six month ended June 30, 2010 to 5.55% during the six months ended June 30, 2011. The Federal Reserve maintained the intended federal funds target rate below 0.25% during both six- month periods ended June 30, 2011 and 2010. This rate continues to place downward pressure on the prime rate and all other lending rates, further prolonging the reduced interest rate environment. Fixed rate and adjustable rate loans, which represent approximately 25% and 40%, respectively, of total average loans held at June 30, 2011, do not reprice immediately when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 74% of our total average variable rate loans at June 30, 2011 contain interest rate floors. Conversely, any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $835 thousand, or 7.5%, during the six months ended June 30, 2011 compared to the same period in 2010. This increase was caused by approximately $781.1 million or 63.1% increase in the average balance of interest-bearing liabilities, which resulted in approximately $19.6 million increase to interest expense. This increase, however, was predominately offset by a 62 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $18.8 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the FCEC Merger and our efforts to reduce rates paid on deposits while still remaining competitive in our markets.

The amortization of premiums and discounts on interest-earning assets and interest-bearing liabilities acquired in the FCEC Merger had a positive impact on the net interest margin. Exclusive of these items, the yield on interest earning assets would have been 5.00%, the cost of interest bearing liabilities would have been 1.41%, and net interest margin would have been 3.80% for the six months ended June 30, 2011.

Provision for Loan Losses and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)

Balance at beginning of period	$14,053	$9,695
Provision for loan losses	3,150	3,350
Charge-offs:
Commercial:
Industrial	(855)	(802)
Real estate	(8)	(266)
Construction	(4,250)	—
Consumer:
Home equity line	—	(200)
Other	(136)	(229)
Residential mortgages	(258)	—

Total charge-offs	(5,507)	(1,497)

Recoveries:
Commercial:
Industrial	34	69
Real estate	120	—
Construction	—	2
Consumer:
Home equity line	8	—
Other	11	—
Residential mortgages	—	—

Total recoveries	173	71

Net charge-offs	(5,334)	(1,426)

Balance at end of period	$11,869	$11,619

We continue to operate in a challenging economic environment. We have adjusted our allowance for loan loss in accordance with our assessment process, which took into consideration risks related to the overall composition of our loan portfolio, the status of the current economic environment and other qualitative factors, and the results of our risk assessment process over delinquent and problem loans. The provision for loan losses for the six months ended June 30, 2011 totaled $3.2 million, a decrease of $200 thousand compared to the same period in 2010. The gross loan charge-offs that were applied to the allowance for loan loss during the six months ended June 30, 2011 consisted of 9 commercial industrial loans, 1 commercial real estate loan, 1 commercial construction loan relationship, 4 other consumer loans and 7 mortgage loans totaling $5.5 million. The increase in charge-offs was primarily caused by a $4.3 million charge off on a commercial loan relationship totaling $5 million which had been identified as nonperforming during the first quarter of 2010. Though the loan was to be secured by pledges of loans and mortgages securing the loans extended to third parties, the collateral positions had not been perfected resulting in the loan being unsecured. The borrower had agreed to refinance the credit with additional collateral and cash flows from a newly formed entity, which agreement was contained within a plan of reorganization filed with the bankruptcy court in May 2011. However, the lead bank in this agreement withdrew from the financing arrangement in July 2011. Based upon its evaluation of the status of the bankruptcy proceedings and negotiations with the borrower, the Company believed that it was appropriate to charge off $4.3 million related to this credit during the second quarter. Net allowance for loan loss charge-offs were 0.51% of average loans on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.81% at June 30, 2011, compared to 0.65% at December 31, 2010.

The following table presents changes in the credit quality adjustment on loans purchased for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)

Balance at beginning of period	$21,693	$2,942
Credit fair value adjustment mark	—	—
Net Loan Accretion	(3,332)	(400)
Charge-offs:
Commercial:
Industrial	(71)	(326)
Real estate	(49)	(160)
Construction	—	—
Consumer:
Home equity line	(552)	(14)
Other	(29)	(165)
Residential mortgages	—	(263)

Total charge-offs	(701)	(928)

Recoveries:
Commercial:
Industrial	111	18
Real estate	13	—
Construction	—	—
Consumer:
Home equity line	5	1
Other	39	40
Residential mortgages	—	3

Total recoveries	168	62

Net charge-offs	(533)	(866)

Balance at end of period	$17,828	$1,676

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the six months ended June 30, 2011 consisted of 5 commercial industrial loans, 2 commercial real estate loans, 10 consumer home equity lines, and 13 other consumer loans totaling $701 thousand. Net credit mark charge-offs were 0.05% of average loans for the six months ended June 30, 2011on an annualized basis.

The total gross loan charge-offs during the six months ended June 30, 2011consisted of 52 loans totaling $6.2 million. Net total loan charge-offs were 0.56% of average loans for the six months ended June 30, 2011on an annualized basis. Our adjusted (Non-GAAP) allowance for loan loss, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.49% at June 30, 2011, compared to 1.66% at December 31, 2010. See an explanation of the Non-GAAP measures later in this filing within Management’s Discussion and Analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at June 30, 2011. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at June 30, 2011. We believe that the allowance for loan loss is appropriate based on applicable accounting standards.

Noninterest Income

Noninterest income was approximately $10.2 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the components of noninterest income:

	June 30, 2011	June 30, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Service charges on deposit accounts	$2,237	$1,545	$692	44.8%
Fiduciary fees and brokerage commissions	1,963	138	1,825	1,322.5%
Other service charges, commissions and fees	1,854	1,070	784	73.3%
Gain on sale of mortgage loans originated for sale	2,596	594	2,002	337.0%
Impairment losses on securities available for sale	(63)	(68)	5	7.4%
Increase to cash surrender value of bank owned life insurance	796	734	62	8.5%
Other income	787	358	429	119.8%

Total noninterest income	$10,170	$4,371	$5,799	132.7%

The $5.8 million or 132.7% increase in total noninterest income from the six months ending June 30, 2010 to the same period in 2011 is attributable primarily to the increase in service charges on deposit accounts, fiduciary fees and brokerage commissions, other service charges, commissions and fees, gain on sale of mortgage loans originated for sale, and other income. Increases to service charges on deposit accounts and the gain on sale of mortgage loans originated are attributable to the FCEC Merger. Fiduciary fees and brokerage commissions increased due to income received from the Wealth Management Division which was acquired as part of the FCEC Merger. As of June 30, 2011, the Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $492.1 million. Other service charges, commissions and fees increased as a result of the increased number of deposit accounts along with income contributed by the 1N Bank Division branches acquired through the FCEC Merger.

Noninterest Expense

The following table presents the components of noninterest expenses for the six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010	Increase
			$	%
	(dollars in thousands)
Salaries and employee benefits	$24,407	$10,385	$14,022	135.0%
Occupancy and equipment	8,322	3,431	4,891	142.6%
Amortization of intangible assets	750	336	414	123.2%
FDIC insurance premiums	1,658	936	722	77.1%
Advertising and promotion	1,262	509	753	147.9%
Data processing	2,251	1,154	1,097	95.1%
Communication	1,079	493	586	118.9%
Professional service fees	2,162	812	1,350	166.3%
Impairment of long-lived assets	—	920	(920)	(100.0)%
Other operating expenses	6,089	2,352	3,737	158.9%
Restructuring charges	1,574	—	1,574	n/a
Merger related expenses	785	187	598	319.8%

Total noninterest expenses	$50,339	$21,515	$28,824	134.0%

Salary and employee benefits increased $14.0 million or 135.0% for the six months ending June 30, 2011 when compared to June 30, 2010. Salaries increased by $11.5 million while employee benefits increased by $2.5 million. The increased level of salary expense was driven by personnel costs in connection with the FCEC Merger. Excluding expense related to the 1N Bank Division and Acquired First Chester residential mortgage operations branch locations, salaries and benefits increased $6.9 million or 69.1%. This $6.9 million increase does include certain former First Chester employees retained by us following the merger to fill available operations positions. In addition to the FCEC Merger, we invested in new employees in the Wealth Management Division and added additional personnel to our operations, finance, credit and lending departments to support our growth between June 30, 2010 and June 30, 2011. We also implemented general merit increases for all eligible employees between June 30, 2010 and June 30, 2011.

Occupancy and equipment expense increased $4.9 million or 142.6%. The increase was partially related to the additional expense attributable to the 1N Bank Division branches and acquired First Chester residential mortgage operations which contributed

$2.3 million. Additional increases to occupancy and equipment expense related to additional branch offices during 2010 and a second corporate center building which we occupied beginning in the fourth quarter of 2010.

On April 1, 2011, the FDIC insurance premiums are no longer based on the level of insured deposits. Rather the assessment is based on average total assets less average tangible equity and the assessment rate will decrease from historic rates. Based on the growth of the Bank’s tangible assets from June 30, 2010 to June 30, 2011, the FDIC insurance premiums have increased by $722 thousand.

Advertising and promotion expenses for the six months ending June 30, 2011 exceeded that of the 2010 due to the FCEC Merger that occurred during the December of 2010, which resulted in additional signage and advertising needs to communicate with our customers during the first quarter of 2011. Additionally, we initiated a checking account, a small business loan and a home equity line of credit campaign during 2011, which resulted in increased advertising costs during the six months ending June 30, 2011.

The costs related to data processing and communications expenses increased as a result of the FCEC Merger, which caused increased processing volume by our core bank processing system and increased communications expenses for phone and internet usage and upgraded services.

Professional service expenses increases are directly related to increased audit, consulting and legal services given the rapid growth in the Bank, between June 30, 2010 and June 30, 2011.

Restructuring charges totaled $1.6 million for the six months ended June 30, 2011 and consisted mostly of two items: (1) $617 thousand related to payments made to members of our Board of Directors who resigned from the Board following the First Chester acquisition; and (2) $334 thousand incurred for lease termination costs and leasehold improvement write-off’s as a result of restructuring the acquired First Chester residential mortgage operations. The remaining increase relates to legal expenses incurred that were directly related to the wind down of the acquired First Chester residential mortgage operations.

Other operating expenses increased $3.7 million or 158.9%. Total other expenses attributed to 1N Bank Division and acquired First Chester residential mortgage operations was $2.0 million. The remaining increase was primarily due to increases in Pennsylvania bank shares taxes, ATM/Debit fees, travel expenses, and supply expense of $548 thousand, $147 thousand, $122 thousand, and 122 thousand, respectively.

Income Tax Expense

Income tax expense was $1.6 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate for the six months ended June 30, 2011 was 30.0%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities. Our effective tax rate was 30.8% for the six months ended June 30, 2010. The statutory tax rates for 2011 and 2010 were 35.0% and 34.0%, respectively.

FINANCIAL CONDITION

Total Assets

Total assets decreased by $220.8 million, or 8.0%, to $2.526 billion at June 30, 2011 as compared to $2.747 billion at December 31, 2010. This decrease is the result of decreases in commercial loans, residential mortgages, and loans held for sale which decreased $14.1 million, $20.1 million, and $131.6 million, respectively, offset by an increase in consumer loans of $1.5 million. The decrease in commercial loans is due to loan amortization and pay-downs in principal exceeding originations during the period. During the first six months of 2011, selected commercial credits had been requested by the Bank to make advanced payments to principal in order to reduce the Bank’s risk exposure on these credits. Additionally, the Company has experienced lower levels of loan originations than anticipated given the continued uncertain economic conditions and increased competition for high quality loans in the Company’s markets. The decrease in residential mortgages is a product of our strategy to actively reduce our exposure to interest rate risk. The decrease in loans held for sale is the direct result of the wind-down efforts related to the acquired First Chester residential mortgage operations, accounting for $125.1 million of the decrease, coupled with an overall decrease in residential mortgage loan demand due to current economic conditions.

Loans held for investment

Our gross loan balance decreased by $32.6 million, or 1.6%, to $2.040 billion as of June 30, 2011. During the first six months of 2011, new loan originations totaled $140.5 million. These new loans were offset by a net decrease in existing loan balances of $173.1 million. We believe that there continues to be opportunities to bring quality existing credits into the Bank from our competitors, coupled with demand for commercial and consumer loans to credit qualified businesses and individuals within our market areas, which we anticipate will result in additional growth in loan originations over the remainder of 2011.

See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at June 30, 2011 and the changes from December 31, 2010:

	June 30, 2011	December 31, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Commercial:
Industrial	$1,048,996	$1,073,666	$(24,670)	(2.3)%
Real estate	304,025	305,423	(1,398)	(0.5)%
Construction	195,741	183,729	12,012	6.5%
Consumer & other:
Home equity line	167,306	163,905	3,401	2.1%
Other	63,421	65,305	(1,884)	(2.9)%
Residential mortgages	260,099	280,154	(20,055)	(7.2)%

Total Loans	2,039,588	2,072,182	(32,594)	(1.6)%

Deferred costs (fees)	279	62	217	350.0%
Allowance for loan losses	(11,869)	(14,053)	(2,184)	15.5%

Net Loans	$2,027,998	$2,058,191	$(30,193)	(1.5)%

The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 75.9% and 75.4% of total loans at June 30, 2011 and December 31, 2010, respectively. In addition, the Bank has $108.8 million in loan participations without recourse sold to unaffiliated banks through June 30, 2011, where the Bank maintains the servicing rights with these relationships. Currently, the Bank is participating in 40 loans purchased from unaffiliated banks. The total outstanding balance of these loans is $41.6 million. The borrowers on these loans are in-market customers. The Bank has not experienced any losses due to nonperformance of the purchased loan participations.

Loans, held for sale

Loans originated and intended for sale in the secondary market are primarily residential mortgage loans originated through the Bank’s Graystone Mortgage Division. Loans held for sale decreased $131.6 million from $147.3 million at December 31, 2010 to $15.7 million at June 30, 2011. The decrease in loans held for sale is the direct result of the wind-down efforts of the acquired First Chester residential mortgage operations, accounting for $125.1 million of the decrease, coupled with an overall decrease in residential mortgage loan demand due to the soft housing market and the increasing interest rate environment.

The following is a summary of our lending activities based on our current loan portfolio.

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

Residential Real Estate Lending

The majority of the residential mortgage loans on our balance sheet have been acquired through the FCEC Merger or had been originated by the First National Bank of Greencastle, which has since been merged into the Bank as a result of the Graystone Merger. The Bank originates mortgage loans through its Graystone Mortgage Division, to enable the Bank’s customers to finance residential real estate, both owner occupied and non-owner occupied, in the primary market areas. The Bank generally offers traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly payment options, that have maturities up to 30 years, and maximum loan amounts generally up to $750 thousand.

The Bank generally sells newly originated conventional 15 to 30 year fixed-rate loans as well as FHA and VA loans in the secondary market to wholesale lenders. The LTV requirements for residential real estate loans vary depending on the secondary market investor. Loans with LTVs in excess of 80% are required to carry private mortgage insurance. The Bank generally originates loans that meet accepted secondary market underwriting standards.

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

Loan Portfolio Performance

The table below sets forth, for the periods indicated, information with respect to our non-accrual loans, accruing loans greater than 90 days past due, total non-performing loans, other real estate owned, total non-performing assets, and selected asset quality ratios.

	June 30, 2011	December 31, 2010
	(dollars in thousands)

Total loans outstanding, net of unearned income	$2,055,252	$2,219,525
Daily average balance of loans	2,114,581	1,289,625

Non-accrual loans	$33,525	$17,722
Accruing loans greater than 90 days past due	4,303	1,425

Total non-performing loans	37,828	19,147

Other real estate owned	3,520	4,647

Total non-performing assets	$41,348	$23,794

Allowance for loan losses	$11,869	$14,053
Credit fair value adjustment on loans purchased	17,828	21,693

Adjusted (Non-GAAP) allowance for loan losses	$29,697	$35,746

Non-accrual loans to total loans (1)	1.68%	0.82%
Non-performing assets to total assets	1.64%	0.87%
Non-performing loans to total loans (1)	1.89%	0.89%
Allowance for loan losses to total loans (1)	0.59%	0.64%
Adjusted (Non-GAAP) allowance for loans losses to total loans (1)	1.49%	1.66%

Allowance for loan losses to non-performing loans	31.38%	73.40%
Adjusted (Non-GAAP) allowance for loan losses to non-performing loans	78.51%	186.69%

(1)	Total loans excludes purchased impaired loans accounted for under ASC 310-30 acquired as part of mergers and acquisitions. The total balance of these loans, net of fair value mark, is $58.0 million as of June 30, 2011, and $61.6 million as of December 31, 2010.

GAAP requires that expected credit losses associated with loans obtained in an acquisition be reflected at fair value as of each respective acquisition date and prohibits the carryover of the acquired entity’s allowance for loan losses. Accordingly, we believe that presentation of the adjusted (Non-GAAP) allowance for loan losses, consisting of the allowance for loan losses plus the credit fair value adjustment on loans purchased in merger transactions, is useful for investors to understand the complete allowance that is recorded as a representation of future expected losses over the Bank’s loan portfolio.

The accounting estimates for loan losses are subject to changing economic conditions. At June 30, 2011, the non-accrual loans totaled $33.5 million compared to $17.7 million at December 31, 2010 due to an overall credit deterioration in our loan portfolio. Of the $33.5 million of total non-accrual loans at June 30, 2011, $28.9 million or 86.2% related to commercial loans, $588 thousand or 1.8% to consumer loans and $4.1 million or 12.0% to residential mortgage loans.

As of June 30, 2011, total impaired loans were $84.6 million. Included in impaired loans are loans on which we have stopped accruing interest in accordance with the loan accounting policy and impaired loans purchased as a result of mergers and acquisitions. The Bank discontinues the accrual of interest on a loan when the contractual payment of principal or interest has become 90 days past due or we have serious doubts about further collectability of principal or interest, even though the loan is currently performing. The impaired loan balance includes $1.2 million of impaired loans acquired as part of the merger with Graystone Financial Corp., and $51.3 million of impaired loans as part of the FCEC Merger, which were recorded at their individual fair values as determined based on our estimate of future cash flows. In order to reflect these purchased loans at fair value, the carrying value of these loans was reduced at the time of the mergers. The fair value mark for these impaired loans was $29.2 million at June 30, 2011.

For the remaining impaired loans, we performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral. Based on these evaluations, we have determined that a reserve of $1.4 million is required against the impaired loans at June 30, 2011.

At June 30, 2011, the Bank performed a detailed review of the non-performing loans and of their related collateral and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. It is the Bank’s policy that non-performing loans will remain classified as non-performing until such time that the loan becomes current on all principal and interest payments and remains current for a period of six months. Loans where the original terms have been modified are not considered to be performing until the borrower demonstrates their performance under the modified terms for a period of at least six months.

During 2010, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of real estate values as a result of an economic downturn. In addition, the prolonged economic downturn present throughout 2010 and continuing into 2011 has resulted in increased delinquencies in the loan portfolio.

Other real estate owned consists of twenty-four properties totaling $3.5 million at June 30, 2011. These properties have been acquired through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Securities Available for Sale

The following table presents the amortized cost and fair value of investment securities for June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	(dollars in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Equity securities	$132	$132	$195	$195
U.S Treasury securities	—	—	5,000	5,002
U.S Government sponsored agency securities	22,901	22,953	7,771	7,780
U.S. Government sponsored agency mortgage-backed securities	49,715	50,328	10,787	10,754
U.S. Government sponsored agency collateralized mortgage obligations	93,558	95,357	48,018	48,587
Municipal bonds	18,443	18,938	10,641	10,654
Municipal bonds - taxable	10,301	10,519	10,341	10,014
SBA pool loan investments	10,843	10,982	9,557	9,709

Total securities available for sale	$205,893	$209,209	$102,310	$102,695

At June 30, 2011, total available for sale securities were $209.2 million, an increase of $106.5 million from total available for sale securities of $102.7 million at December 31, 2010. Funds from the sale of the securities acquired from the First Chester investment portfolio as well as funds held in cash and other short-term investments were used to purchase the investments. Upon completion of the FCEC Merger during the fourth quarter 2010, we sold a majority of securities from the acquired the First Chester investment portfolio to realign the holdings with our overall investment strategy and investment policies.

During the first six months of 2011, we identified three securities with unrealized losses that were deemed to be other than temporary in nature, resulting in a $63 thousand impairment charge.

Bank-owned Life Insurance

At June 30, 2011, the total cash surrender value of the bank-owned life insurance (“BOLI”) was $40.5 million. The BOLI was purchased as a means to offset a portion of current and future employee benefit costs. The Bank’s deposits and proceeds from the sale of investment securities were used to fund the BOLI. Earnings from the BOLI are recognized as other income and are treated as tax-free earnings. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage.

Deposits

Total deposits at June 30, 2011 were $2.147 billion, a decrease of $153.0 million from total deposits of $2.300 billion at December 31, 2010.

The table below presents the increases in deposits by type at June 30, 2011 as compared to December 31, 2010.

	June 30, 2011		December 31, 2010		Increase/(Decrease)
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest bearing transaction accounts	$304,541	14.2%	$301,210	13.1%	$3,331	1.1%
Interest checking accounts	332,621	15.5%	305,701	13.3%	26,920	8.8%
Money market accounts	526,025	24.5%	651,760	28.3%	(125,735)	(19.3)%
Savings accounts	161,481	7.5%	160,305	7.0%	1,176	0.7%
Time deposits, other	822,532	38.3%	880,922	38.3%	(58,390)	(6.6)%

Total deposits	$2,147,200	100.0%	$2,299,898	100.0%	$(152,698)	(6.6)%

The Bank continues to manage the size, mix, and cost of the deposit portfolio with the goal of lowering current deposit costs and positioning the cost of the portfolio in the future. In-market non-maturity deposits have decreased by $79.2 million between December 31, 2010 and June 30, 2011. In-market time deposits decreased $24.2 million between December 31, 2010 and June 30, 2011. The decrease in money market and time deposits were the result of management’s focus on lowering the cost of deposits through decreases in money market interest rates and allowing higher cost short term time deposits to mature without renewal as we remained focused on our strategy of growing low-cost in-market deposits. We realized a decrease of 49 basis points in the weighted average rate of in-market deposits between December 31, 2010 and June 30, 2011.

The Bank uses various brokered deposit products as tools to manage deposit costs, interest rate risk, and the mix of deposits. The non-maturity deposit accounts include $69.7 million and $69.0 million of brokered deposits at June 30, 2011 and December 31, 2010, respectively. The brokered money market products are indexed to the one-month LIBOR and provide an effective funding source for LIBOR-indexed lending. The time deposits include $149.0 million and $183.2 million of brokered and quick rate time deposit at June 30, 2011 and December 31, 2010, respectively. The total brokered time deposits include reciprocal brokered time deposits of $37.3 million and $49.9 million at June 30, 2011 and December 31, 2010, respectively. Reciprocal brokered time deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. Overall, total brokered deposits decreased to $180.7 million or approximately 8.3% of the total deposits at June 30, 2011 as compared to $194.4 million or 8.5% of total deposits at December 31, 2010. Total brokered deposits, exclusive of reciprocal deposits, represented 6.6% and 6.3% of total deposits at June 30, 2011 and December 31, 2010, respectively.

Money market deposits at June 30, 2011 decreased by $125.7 million or 19.3% from December 31, 2010 as a result of a decrease in in-market deposits of $125.0 million, and brokered money market deposits of $700 thousand. Time deposit balances at June 30, 2011 decreased by $58.4 million or 6.6% from December 31, 2010. This decrease reflected a decrease of $34.2 million of out-of-market brokered and quick rate time deposits, and a decrease of $24.2 million of in-market time deposit in the Bank’s portfolio. We realized a decrease of 71 basis points in the weighted average rate of time deposits between December 31, 2010 and June 30, 2011. Time deposits represent 38.3% of total deposits at June 30, 2011 compared to 38.3% of total deposits at December 31, 2010.

The average balances and weighted average rates paid on deposits for the first six months of 2011 and 2010 are presented in the table below:

	June 30, 2011		June 30, 2010		Increase in average balances
	(dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Non-interest bearing transaction accounts	$318,960	N/A	$113,297	N/A	$205,663	181.5%
Interest checking accounts	306,545	0.51%	114,164	0.44%	192,381	168.5%
Money market accounts	593,003	0.62%	523,431	1.47%	69,572	13.3%
Savings accounts	162,293	0.40%	88,063	0.59%	74,230	84.3%
Time deposits, other	853,872	1.51%	426,857	2.28%	427,015	100.0%

Total	$2,234,673	0.84%	$1,265,812	1.46%	$968,861	76.5%

As reflected above, we have decreased the average rate on our total deposits by 62 basis points between the first six months of 2011 and the first six months of 2010. We have been able to grow our deposits from an average of $1.266 billion to $2.235 billion between the six months ended June 30, 2010 and the six months ended

June 30, 2011 largely driven by acquisition-related growth.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased by $55.0 million to $43 thousand at June 30, 2011 from $55.0 million at December 31, 2010. The decrease in short-term borrowings was due to the maturity of FHLB advances of $55.0 million during the first six months of 2011. At December 31, 2010 and June 30, 2011, short-term borrowings consisted of advances from the Federal Home Loan Bank of Pittsburgh and current obligations under capital leases. Advances from the Federal Home Loan Bank of Pittsburgh totaled $0 and $55.0 million as of June 30, 2011 and December 31, 2010, respectively. The current obligation under capital leases was $43 thousand and $39 thousand as of June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, long-term debt of $87.9 million consisted of $48.7 million in advances from the FHLB that had a maturity of greater than one year, $21.0 million of subordinated debt, $15.6 million of junior subordinated debentures held in trusts and $2.6 million in obligations under capital leases. The total average rate incurred on borrowings and securities sold under agreement to repurchase during the first six months of 2011 was 5.11% compared to an average rate of 4.60% during the first six months of 2010.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity for December 31, 2010 and June 30, 2011 was $256.6 million and $256.5 million, respectively. Total stockholders’ equity for the year to date includes increases from net income of $3.7 million, unrealized gains on securities available for sale of $1.9 million and equity proceeds received from the Dividend Reinvestment and Employee Stock Purchase Plans offset by dividends declared of $6.7 million.

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of June 30, 2011, we met the minimum requirements. In addition, our capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

On June 12, 2009, we issued, to private investors, $9.0 million of subordinated notes bearing an annual interest rate of 9.00% maturing on June 30, 2014 . On February 5, 2010, we issued an additional $12.0 million in subordinated notes bearing annual interest of 9.00% maturing on June 30, 2015. Each note may be redeemed at our discretion and contains a maturity date of July 1, 2014. We contributed the net proceeds of $17.0 million from the sale of the notes to the Bank, as Tier 1 capital to support the Bank’s continued growth, including ongoing lending activities in its local markets. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, to the extent permitted. In accordance with applicable regulatory treatment one-fifth of the original principal amount of the Notes will be excluded each year from Tier 2 capital during the last five years prior to maturity.

The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

	June 30, 2011	December 31, 2010	Minimum Capital Adequacy
Graystone Tower Bank
Total Capital (to Risk Weighted Assets)	12.90%	11.79%	8.00%
Tier I Capital (to Risk Weighted Assets)	12.28%	11.10%	4.00%
Tier I Capital (to Average Total Assets)	9.72%	12.57%	4.00%

	June 30, 2011	December 31, 2010	Minimum Capital Adequacy
Tower Bancorp, Inc.
Total Capital (to Risk Weighted Assets)	13.52%	13.24%	8.00%
Tier I Capital (to Risk Weighted Assets)	12.16%	11.83%	4.00%
Tier I Capital (to Average Total Assets)	9.64%	13.45%	4.00%

As shown in the table the June 30, 2011 ratio of the Tier I Capital (to Average Total Assets) decreases from December 31, 2010 by 285 basis points and 381 basis points for the Bank and the Company, respectively. This decrease is the result of realizing the full benefit of the First Chester acquisition from an equity perspective while the average assets only contributed 20 days to the ratio for the quarter.

Dividends paid are generally provided from dividends paid to us from the Bank. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent. Additionally, we are required to consult with the Federal Reserve Board before declaring dividends and are to strongly consider eliminating, deferring, or reducing dividends we pay to our shareholders if (1) our net income available to shareholders for the past four quarters net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios. The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the merger and acquisition, $37.9 million of accumulated earnings related to the pre-merger retained earnings of First National Bank of Greencastle and $21.8 million of accumulated earnings related to the pre-merger retained earnings of First National Bank of Chester County, were transferred and reclassified into additional paid-in capital of the Bank. Based on approval received from the Pennsylvania Department of Banking, these amounts are available for cash dividends and may be declared and paid in future periods. We declared the payment of a dividend in January 2011 and in April 2011, in each case in excess of earnings for the preceding four quarters. We believed that the declaration and payment of such dividends did not jeopardize our ability to operate in a safe and sound manner. The Federal Reserve Bank of Philadelphia issued no objection letters regarding the payment of the dividends in the first quarter and second quarter of 2011. In July of 2011, the Board of Directors approved the third quarter dividend of $0.14 per share outstanding, which was a reduction from $0.28 per share declared in the prior quarter. The Board of Directors concluded that this level of dividend was appropriate following careful consideration of management’s analysis of current and future earnings, coupled with the current economic conditions and regulatory environment facing the banking industry. We can give no assurance whether we will request or receive no objection from the Federal Reserve to declare and pay dividends in the future with respect to which the above described conditions are not met.

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide the shareholders with the opportunity to use cash dividends, as well as optional cash payments of up to $50 per quarter, to purchase additional shares of our common stock. Pursuant to the Susquehanna Merger Agreement, the Company suspended the Plan effective June 21, 2011. During the first six months of 2011, approximately $503 thousand in capital has been raised under the Plan. Since the Plan’s inception, the Plan has raised approximately $1.6 million.

Also during the second quarter of 2009, the Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide the our employees with the opportunity to purchase shares of our common stock directly. Pursuant to Susquehanna Merger Agreement, the Company suspended the Employee Plan effective July 1, 2011. During the first six months of 2011, approximately $84 thousand in capital has been raised under the Employee Plan. Since the Employee Plan’s inception, the Employee Plan has raised approximately $291 thousand.

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

We maintain a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a challenge specific to our company. On a quarterly basis, the Enterprise Risk Committee (“ERC”) of the board of directors reviews a comprehensive liquidity analysis along with any changes to the liquidity contingency plan.

As of June 30, 2011, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”) of approximately $902.6 million, of which, approximately $49.0 million, exclusive of fair value adjustments, was used in the form of borrowings. Accordingly, we had unused borrowing capacity of $853.6 million at the FHLB. Based on the FHLB capital stock owned by the Bank as of June 30, 2011, we can access approximately $143.0 million of funding without the need to purchase additional FHLB stock. As of June 30, 2011, we had unsecured federal fund lines availability at five correspondent banks totaling $55.5 million. There were no funds drawn upon these facilities as of June 30, 2011.

We participate in obtaining wholesale funding sources in addition to core demand deposits. As of June 30, 2011, we had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits as an alternative source of funds in the amount of $37.3 million. We participate in a brokerage sweep program that provides for the deposit of funds with the benefit of insurance from the FDIC. The balance of this funding as of June 30, 2011 was approximately $69.7 million. We also issue brokered time deposits. As of June 30, 2011, the dollar amount of brokered time deposits, other than CDARS, was $73.7 million. Brokered deposits, exclusive of CDARS reciprocal deposits accounted for approximately 6.6% and 6.3% of total deposits as of June 30, 2011 and December 31, 2010, respectively. Time deposits comprise approximately $822.5 million or 38.3% of our deposit liabilities.

At June 30, 2011, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $222.4 million or 10.3% of total deposits. This compares to $411.6 million, or 17.9%, of total deposits, at December 31, 2010.

It is our opinion that our liquidity position at June 30, 2011, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

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

The interest rate characteristics and interest repricing characteristics of the loan portfolio at June 30, 2011 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristics	Percentage of Portfolio
Fixed-rate loans	24.5%
Adjustable-rate loans	40.1%
Variable-rate loans	35.4%

Total	100.0%

Repricing Structure	Percentage of Portfolio
One month or less	36.5%
Two to six months	4.7%
Six to twelve months	5.8%
One to two years	10.4%
Two to three years	10.5%
Three to five years	19.6%
Greater than five years	12.5%

Total	100.0%

As of June 30, 2011, the loan portfolio contained $742.0 million of loans in the variable-rate interest mode. Of these loans, 73.9% had interest rate floors. The majority of these loans are indexed to prime, 1-Month LIBOR, and 3-Month LIBOR (i.e. the index plus a spread). While the interest rate floors provide us with interest rate protection given that the prime rate and LIBOR rates, plus the applicable spread, are substantially below these floors, these loans will not generate incremental income in an upward rising environment until the floors have been pierced. The compression on net interest margin related to these relationships will be influenced by a number of variables including, but not limited to, the volatility of the respective indices, the speed at which rates rise, and the interest rate sensitivity of deposit costs. To date, we have elected to manage this risk without the use of derivative contracts.

As of June 30, 2011, the residential mortgage loan portfolio, exclusive of the loans held for sale, contained $260.0 million of mortgages of which $93.8 million will reprice over the next twelve months. The residential mortgage loan portfolio, exclusive of the loans held for sale that will reprice over the next twelve months have a current weighted average interest rate of approximately 5.07%. A majority of these mortgage loans are indexed to the one-year Treasury rate. In the current rate environment, these loans will reprice to new rates that are below the current contractual rates thereby putting pressure on net interest margin. In the event that the one-year Treasury rate rises, the loss of interest income from repricing will be lessened. We have been actively encouraging customers to refinance these loans into fixed-rate loans through our mortgage division as a means of locking in historically low interest rates. Furthermore, we expect that newly originated mortgage loan volume will principally be underwritten and sold into the secondary market through the Graystone Mortgage Division. To date, we have elected to manage this risk without the use of derivative contracts.

As of June 30, 2011, we reported deposit liabilities of approximately $2.1 billion and securities sold under agreements to repurchase of approximately $7.2 million. Comparatively, we reported deposit liabilities of approximately $2.3 billion and securities sold under repurchase agreements of approximately $6.6 million at December 31, 2010. We decreased brokered deposits, exclusive of reciprocal in-market deposits, by $51.0 million between December 31, 2010 and June 30, 2011. The remaining growth was attributed to deposit origination within markets we serve.

The maturity structure of the time deposit portfolio as of June 30, 2011 is summarized below.

Certificates of Deposits Maturity Structure	Dollars (millions)	Percentage
One month or less	$33.9	4.1%
Over one month through one year	374.5	45.5%
Over one year through two years	162.8	19.8%
Over two years	251.3	30.6%

Total	$822.5	100.0%

As noted above, approximately $408.4 million of time deposits will mature over the next year. Given existing market conditions, we expect to retain a significant portion of the maturing time deposit portfolio in the form of new time deposits accounts at interest rates that are generally comparable or lower than the current rates of the time deposits maturing over the next year, except for that portion of the time deposit portfolio that we target for longer maturities. We are actively seeking to extend the weighted average life of the time deposit portfolio, which may result in renewing a portion of the time deposit portfolio at rates that are higher than the rates of time deposits maturing over the next year.

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

We use the following methodology in computing repricing gap. This methodology is noteworthy given the current interest rate environment. First, we classify variable-rate loans with current interest rates below loan floors as Rate Sensitive Assets. As of June 30, 2011, we have $548.7 million of loans that are currently in the variable rate mode with interest rates indexed to the prime rate, the one-month LIBOR, and the three-month LIBOR that are subject to contractual floors. The majority of these loans have current interest rates determined by the contractual floors. To the extent that these loans will not reprice until the floor has been pierced (approximately 175 basis points), these loans are technically not rate sensitive. However, for purposes of computing repricing gap, we have treated these loans as rate-sensitive to capture their behavior in more traditional interest rate environments. Second, we have classified all interest-bearing non-maturity deposits as repricing immediately. We believe that this methodology is more conservative in comparison to other methodologies that assume non-maturity deposits reprice across time. Lastly, we have classified the balance of cash on deposit at the Federal Reserve Bank as an asset that will reprice within “1 to 3 months” time period. We have used this treatment to reflect the daily, repricing of the Federal Funds effective rate and the deployment of such funds into investments and loans. We recognize that this methodology has the potential to highlight the inherent weaknesses of repricing gap analysis. For this reason, we emphasize the metrics of net interest income at risk and economic value of equity at risk when evaluating interest rate risk.

At June 30, 2011, our balance sheet was liability sensitive with a cumulative gap ratio at one year of approximately 92.8%. The gap ratio is within our policy guidelines. In large part, the liability sensitive position of the balance sheet is due to the transaction, savings and money market account balances in the deposit portfolio which are classified as repricing immediately as described above. The mix of the deposit portfolio is an intentional strategy designed to strengthen on-balance sheet liquidity, acquire lower cost in-market deposits, and address consumer demand for FDIC-insured liquid deposits. We believe the interest rate sensitivity of our non-maturity deposit portfolio is less than that of the general market. Accordingly, the lower level of interest rate sensitivity will partially mitigate the general effects of liability sensitivity. As of June 30, 2011, 90.0% of liability funding was originated within markets we serve.

The table below summarizes the repricing gap as of June 30, 2011.

Repricing Gap Report as of June 30, 2011

(dollars in thousands)

	1 to 3 Months	3 to 6 Months	6 to 12 Months	12-24 Months	24 to 36 Months	36 to 60 Months	Greater than 60 Months/ non-rate sensitive	Total
Assets
Cash, due from banks, and federal funds sold	$35,322	$—	$—	$—	$—	$—	$42,412	$77,734
Securities (1)	25,850	9,483	17,907	28,450	33,777	37,323	87,440	240,230
Loans	899,346	125,733	236,270	281,368	225,196	228,967	46,782	2,043,662
Other assets	—	—	—	—	—	—	165,030	165,030

Total assets	$960,518	$135,216	$254,177	$309,818	$258,973	$266,290	$341,664	$2,526,656

Liabilities
Non-interest bearing deposits	$—	$—	$—	$—	$—	$—	$304,541	$304,541
Interest-bearing transaction and savings deposits	1,020,127	—	—	—	—	—	—	1,020,127
Time deposits	101,077	95,126	230,949	166,742	36,776	182,408	9,454	822,532

Total deposits	1,121,204	95,126	230,949	166,742	36,776	182,408	313,995	2,147,200
Borrowings, including repurchase agreements	7,161	—	—	5,000	9,000	12,000	61,899	95,060
Other liabilities	—	—	—	—	—	—	27,346	27,346

Total liabilities	$1,128,365	$95,126	$230,949	$171,742	$45,776	$194,408	$403,240	$2,269,606

Equity	—	—	—	—	—	—	257,050	257,050

Total liabilities and equity	$1,128,365	$95,126	$230,949	$171,742	$45,776	$194,408	$660,290	$2,526,656

Repricing Assets	960,518	135,216	254,177	309,818	258,973	266,290	341,664	2,526,656
Repricing Liabilities	1,128,365	95,126	230,949	171,742	45,776	194,408	403,240	2,269,606
Period Repricing Gap	(167,847)	40,090	23,228	138,076	213,197	71,882	(61,576)	257,050
Period Repricing Gap Percentage	85.1%	142.1%	110.1%	180.4%	565.7%	137.0%	84.7%	111.3%
Cumulative Repricing Gap Percentage	85.1%	89.6%	92.8%	102.1%	114.8%	117.1%	111.3%	111.3%

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

The table below summarizes the Net Interest Income at Risk modeling results as of June 30, 2011.

	Actual	Policy
Net Interest Income: Up 100 Bps (%)	0.70%	20.0%
Net Interest Income: Up 200 Bps (%)	4.31%	20.0%
Net Interest Income: Up 300 Bps (%)	8.05%	20.0%
Net Interest Income: Up 400 Bps (%)	11.66%	20.0%

Net Interest Income: Down 100 Bps (%)	(2.54)%	20.0%

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

The table below summarizes the Economic Value of Equity at Risk as of June 30, 2011.

	Actual	Policy
Economic Value of Equity: Up 100 Bps (%)	(3.44)%	20.0%
Economic Value of Equity: Up 200 Bps (%)	(6.10)%	20.0%
Economic Value of Equity: Up 300 Bps (%)	(8.99)%	20.0%
Economic Value of Equity: Up 400 Bps (%)	(9.37)%	N/A

Economic Value of Equity: Down 100 Bps (%)	9.65%	20.0%

Market Price Risk

As of June 30, 2011, our investment portfolio had a market value of approximately $222.5 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we have a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $132 thousand. At the bank level, the Bank has a portfolio with a market value of approximately $222.4 million comprised of debt securities summarized below and certain restricted investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2010, we had an investment portfolio with a market value of approximately $117.4 million of which $117.2 million was held at the bank level and $195 thousand was held at the holding company level.

The investment portfolio held by the Bank increased $105.2 million during the six months ended June 30, 2011 compared to year end. The increase is the direct result of completing the investment portfolio restructuring following the FCEC merger. Consistent with our historic investment strategy, the investment portfolio consists mostly of agency CMO’s, agency mortgage backed securities, agency securities, and highly rated general obligation municipal bonds. The weighted average life of the bank investment portfolio is 3.61 years. The weighted average life of the bank investment portfolio has extended 0.05 years between December 31, 2010 and June 30, 2011. This extension is largely related to the redemption of investments that were designed to return cash flow to provide a source of funding for our lending activity in 2010. We believe that the off balance sheet liquidity sources of the bank and the ability to raise in-market deposits at reasonable prices adequately mitigates the cash flow variability of the investment portfolio.

The securities available for sale in the bank portfolio at June 30, 2011 consisted of U.S. Government agency securities, U.S. Government agency mortgage-backed securities; U.S. Government Agency collateralized mortgage obligations, Small Business Administration loan pools, and municipal bonds. The Government National Mortgage Association collateralized mortgage obligations and Small Business Administration loan pool securities are secured by the full, faith, credit and taxing power of the United States of America and carry a zero risk weighting for regulatory capital purposes.

Debt security market price risk is the risk that changes in the values of debt security investments could have a material impact on our financial position or results of operations.

The table below summarizes the maturity structure of the portfolio as of June 30, 2011.

	Within 1 year		After 1 year but within 5 years		After 5 years but within 10 years		After 10 years		Total
	(dollars in thousands)
	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield
U.S Government sponsored agency securities	—	—	22,953	0.95%	—	—	—	—	22,953	0.95%
Municipal bonds (1)	1,062	2.45%	4,124	3.69%	5,952	4.28%	18,319	3.88%	29,457	3.88%
Asset-backed securities (2)	—	—	—	—	—	—	—	—	156,667	2.79%
Other securities (3)	—	—	—	—	—	—	—	—	13,283	—

Graystone Tower Bank Portfolio	$1,062		$27,077		$5,952		$18,319		$222,360	2.73%

Investment portfolio of equity securities held at the holding company									132

Total investment securities									$222,492

(1)	Municipal securities include both non-taxable and taxable municipal bonds.
(2)	Asset-backed securities include U.S. Government sponsored agency mortgage-backed securities; U.S. Government sponsored agency collateralized mortgage obligations, and Small Business Administration (SBA) pool loan investments.
(3)	Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Item 4.	Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On July 1, 2011, Stephan Bushansky, a purported shareholder of the Company filed a purported shareholder derivative action in the Court of Common Pleas of Dauphin County, Pennsylvania captioned Bushansky v. Tower Bancorp, Inc., et al., No. 2011 CV 6519EQ. The lawsuit names as defendants the Company, each of the current members of the Company’s Board of Directors (the “Director Defendants”) and Susquehanna. The complaint alleges that the Director Defendants breached their fiduciary duties by failing to maximize stockholder value in connection with the proposed merger with Susquehanna and also alleges that the Company and Susquehanna aided and abetted those alleged breaches of fiduciary duty. The complaint seeks injunctive relief to prevent the consummation of the Susquehanna Merger or, in the event the Susquehanna Merger is consummated, damages resulting from the defendants’ alleged wrongful conduct. The Company believes there are substantial legal and factual defenses to the claims asserted.

Also in connection with the proposed merger with Susquehanna, the Company has received three letters from attorneys representing three separate purported shareholders including Mr. Bushansky, demanding that the Board remedy alleged breaches of fiduciary duties in connection with the Susquehanna Merger (the “Demand Letters”). The Demand Letters assert that the Company’s directors breached their fiduciary duties by causing the Company to enter into the Susquehanna Merger Agreement. Among other things, the Demand Letters allege that the Susquehanna Merger is unfair to the Company’s shareholders. The Demand Letters request that the Company’s board terminate the Susquehanna Merger Agreement or take action to, among other things, ensure that the consideration paid to the Company’s shareholders is fair and to recover alleged damages on behalf of the Company. The Company’s board of directors intends to respond to the Demand Letters.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except for the following risk factors which have been amended or added since December 31, 2010.

We will be subject to business uncertainties and contractual restrictions while the merger with Susquehanna Bancshares, Inc. is pending.

Uncertainties about the effect of our pending merger with Susquehanna Bancshares, Inc. (“Susquehanna”) on our business may have an adverse effect on us. These uncertainties may also impair our ability to attract, retain and motivate strategic personnel until the merger is consummated, and could cause our customers and others that deal with us to seek to change their existing business relationship, which could negatively impact Susquehanna upon consummation of the merger. In addition, the merger agreement restricts us from taking certain specified actions without Susquehanna’s consent until the merger is consummated. These restrictions may prevent us from pursuing or taking advantage of attractive business opportunities that may arise prior to the completion of the merger.

The merger agreement limits our ability to pursue alternatives to the merger with Susquehanna.

The merger agreement contains terms and conditions that make it more difficult for us to engage in a business combination with a party other than Susquehanna. Subject to limited exceptions, we are required to convene a special meeting of shareholders and our board of directors is required to recommend approval of the merger agreement. If our board of directors determines to accept a superior acquisition proposal from a competing third party, we will be obligated to pay a $13.5 million termination fee to Susquehanna. A competing third party may be discouraged from considering or proposing an acquisition of us, including an acquisition on better terms than those offered by Susquehanna, due to the termination fee and our obligations under the merger agreement. Further, the termination fee might result in a potential competing third party acquiror proposing a lower per share price than it might otherwise have proposed to acquire us.

Tower shareholders cannot be sure of the market value of the Susquehanna common stock that they will receive in the merger.

The merger agreement provides that Tower shareholders will have the opportunity to elect to receive in exchange for each share of Tower common stock they own immediately prior to completion of the merger a cash payment of $28.00, subject to a proration so that $88 million of the merger consideration is paid in cash, or the right to receive a number of shares of Susquehanna common stock equal to an “Exchange Ratio.” At the time the merger agreement was signed, the Exchange Ratio was set at 3.4696.

Except under limited circumstances, if Susquehanna’s stock price declines prior to the completion of the merger, Susquehanna will not be required to adjust the Exchange Ratio. As a result, the market price of shares of Susquehanna common stock that a Tower shareholder receives in the merger may decline from the date when the merger agreement was signed to the closing of the merger, even if Tower exercises its right to terminate the merger agreement because of a threshold decline in the Susquehanna stock price and Susquehanna decides to increase the Exchange Ratio.

In addition, relative prices of Susquehanna common stock and Tower common stock are likely to change between the date of the joint proxy statement/prospectus to be mailed to Tower shareholders in connection with the special meeting at which Tower shareholders will be asked to approve the merger, the date of the special meeting, and the date that the merger is completed. The market prices of Susquehanna and Tower common stock may change as a result of a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations, as well as Susquehanna’s timely completion of its pending merger acquisition of Abington Bancorp, Inc. Many of these factors are beyond the control of Susquehanna and Tower. As Susquehanna and Tower market share prices fluctuate, the value of the shares of Susquehanna common stock that a Tower shareholder will receive will correspondingly fluctuate. It is impossible to predict accurately the market price of Susquehanna common stock upon, or after completion of, the merger. Accordingly, it is also impossible to predict accurately the market value of the consideration to be received by shareholders of Tower in the merger upon their exchange of shares of Tower common stock for shares of Susquehanna common stock.

Failure to complete the merger could negatively affect the market price of our common stock.

If the merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the merger will be completed;

•	costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the merger is not completed; and

•

the diversion of management’s attention from the day-to-day business operations and the potential disruption to our employees and business relationships during the period before the completion of the merger may make it difficult to regain financial and market positions if the merger does not occur.

After the merger is completed, our shareholders will become Susquehanna shareholders and will have different rights that may be less advantageous than their current rights.

Upon completion of the merger, our shareholders will become Susquehanna shareholders. Differences in Tower’s articles of incorporation and bylaws and Susquehanna’s articles of incorporation and bylaws will result in changes to the rights of our shareholders who become Susquehanna shareholders.

Litigation relating to the merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the merger.

An individual claiming to be a shareholder of Tower filed a shareholder derivative action challenging our pending merger with Susquehanna, and alleging, among other things, that our directors failed to fulfill their fiduciary duties with regard to the merger with Susquehanna. The plaintiff in this action seeks, among other things, injunctive relief to prevent the consummation of our merger with Susquehanna or, in the event the merger is consummated, monetary damages. We also could be subject to additional litigation related to the merger whether or not the merger is consummated. While we believe that there are substantial legal and factual defenses to the claims, such actions create additional uncertainty relating to the merger and defending such actions are costly and distracting to management. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits No.	Exhibits Title

2.1	Agreement and Plan of Merger by and between Tower Bancorp, Inc. and Susquehanna Bancshares, Inc., dated as of June 20, 2011 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 21, 2011)

3.1	Amended and Restated Articles of Incorporation as amended

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Tower Bancorp, Inc. CEO Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 2, 2011)

10.2	Tower Bancorp, Inc. Presidents Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on May 23, 2011)

10.3	Tower Bancorp, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on May 23, 2011)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

101	The following financial statements from Tower Bancorp, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August , 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date:	August 9, 2011	/S/ ANDREW S. SAMUEL
Andrew S. Samuel
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2011	/S/ MARK S. MERRILL
Mark S. Merrill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits No.	Exhibits Title

2.1	Agreement and Plan of Merger by and between Tower Bancorp, Inc. and Susquehanna Bancshares, Inc., dated as of June 20, 2011 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 21, 2011)

3.1	Amended and Restated Articles of Incorporation as amended

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

10.1	Tower Bancorp, Inc. CEO Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 2, 2011)

10.2	Tower Bancorp, Inc. Presidents Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on May 23, 2011)

10.3	Tower Bancorp, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on May 23, 2011)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

101	The following financial statements from Tower Bancorp, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August , 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.