Form 10-Q
period 2011-09-30
TOWER BANCORP INC
filed 2011-11-09
CIK 740942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011,

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,007,187 as of October 31, 2011.

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$116,418	$219,741
Federal funds sold	14,547	28,738

Cash and cash equivalents	130,965	248,479
Securities available for sale	153,919	102,695
Restricted investments	12,629	14,696
Loans held for sale	30,095	147,281
Loans, net of allowance for loan losses of $11,925 and $14,053	2,051,931	2,058,191
Premises and equipment, net of accumulated depreciation of $10,820 and $6,188	52,808	56,388
Accrued interest receivable	6,956	7,856
Deferred tax asset, net	12,106	19,526
Bank owned life insurance	40,856	39,670
Goodwill	19,444	16,750
Other intangible assets, net of accumulated amortization of $2,348 and $1,188	6,333	7,493
Other real estate owned	4,293	4,647
Other assets	16,989	23,617

Total assets	$2,539,324	$2,747,289

Liabilities and equity
Liabilities
Deposits:
Non-interest bearing	$292,619	$301,210
Interest bearing	1,861,153	1,998,688

Total deposits	2,153,772	2,299,898
Securities sold under agreements to repurchase	10,555	6,605
Short-term borrowings	56	55,039
Long-term debt	87,887	87,800
Accrued interest payable	1,625	1,950
Other liabilities	23,805	38,111

Total liabilities	2,277,700	2,489,403

Equity
Common stock, no par value; 50,000,000 shares authorized; 12,110,545 issued and 12,007,187 outstanding at September 30, 2011, and 12,074,757 shares issued and 11,971,399 outstanding at December 31, 2010	—	—
Additional paid-in capital	272,368	271,350
Accumulated deficit	(9,311)	(10,868)
Accumulated other comprehensive income	2,595	251
Less: cost of treasury stock, 103,358 shares at September 30, 2011 and December 31, 2010	(4,093)	(4,093)

Total stockholders’ equity	261,559	256,640
Noncontrolling interests	65	1,246

Total equity	261,624	257,886

Total liabilities and equity	$2,539,324	$2,747,289

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(Amounts in thousands, except share and per share data)

	For three months ended September 30,		For nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income
Loans, including fees	$29,065	$17,852	$87,243	$51,632
Securities	1,108	1,020	3,470	3,223
Federal funds sold and other	42	24	180	98

Total interest income	30,215	18,896	90,893	54,953
Interest expense
Deposits	$4,959	$4,492	$14,275	$13,645
Short-term borrowings	69	177	323	482
Long-term debt	1,288	856	3,658	2,503

Total interest expense	6,316	5,525	18,256	16,630

Net interest income	23,899	13,371	72,637	38,323
Provision for loan losses	1,300	1,600	4,450	4,950

Net interest income after provision for loan losses	22,599	11,771	68,187	33,373
Noninterest income
Service charges on deposit accounts	1,130	832	3,367	2,377
Fiduciary fees and brokerage commissions	905	87	2,868	225
Other service charges, commissions and fees	1,003	493	2,857	1,563
Gain on sale of mortgage loans originated for sale	1,076	656	3,672	1,250
Impairment losses on securities available for sale	—	(70)	(63)	(138)
Increase in cash surrender value of bank owned life insurance	390	566	1,186	1,300
Other income	1,179	414	1,966	772

Total noninterest income	5,683	2,978	15,853	7,349
Noninterest expenses
Salaries and employee benefits	9,770	5,521	34,177	15,906
Occupancy and equipment	4,031	1,805	12,353	5,236
Amortization of intangible assets	343	160	1,093	496
FDIC insurance premiums	526	564	2,184	1,500
Advertising and promotion	508	231	1,770	740
Data processing	1,162	740	3,413	1,894
Communication	298	278	1,377	771
Professional service fees	700	385	2,862	1,197
Impairment of long-lived assets	—	—	—	920
Other operating expenses	2,068	1,149	8,157	3,501
Restructuring charges	61	—	1,635	—
Merger related expenses	(92)	117	693	304

Total noninterest expense	19,375	10,950	69,714	32,465

Income before income taxes	8,907	3,799	14,326	8,257
Income tax expense	2,686	1,275	4,308	2,647

Net income including noncontrolling interest	$6,221	$2,524	$10,018	$5,610
Less: income from noncontrolling interest	2	22	71	26

Net income for Tower Bancorp, Inc.	$6,219	$2,502	$9,947	$5,584

Per share data
Net income per share
Basic	$0.52	$0.35	$0.83	$0.78
Diluted	0.52	0.35	0.83	0.78
Dividends declared	0.14	0.28	0.70	0.84
Weighted Average Common Shares Outstanding
Basic	12,007,187	7,144,685	11,993,204	7,134,611
Diluted	12,016,724	7,144,721	11,999,215	7,137,508

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Equity and Comprehensive Income

Nine months ended September 30, 2011 and 2010

(Amounts in thousands, except share and per share data)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accu- mulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Non- controlling Interest	Total
Balance—December 31, 2009	7,122,683	$—	$172,409	$(4,025)	$(414)	$(4,093)	$16	$163,893
Stock issued as investment in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC (“DDMP”)			51					51
Restricted common stock awards earned	31,340		53					53
Stock option expense			84					84
Dividends declared ($0.84 per share)				(5,990)				(5,990)
Proceeds from stock purchase plans	29,777		578					578
Comprehensive income:
Net income				5,584			26	5,610
Unrealized gain on securities available for sale, net of taxes of $829					1,557			1,557

Total Comprehensive Income								7,167

Balance—September 30, 2010 (unaudited)	7,183,800	$—	$173,175	$(4,431)	$1,143	$(4,093)	$42	$165,836

Balance—December 31, 2010	11,971,399	$—	$271,350	$(10,868)	$251	$(4,093)	$1,246	$257,886
Restricted common stock awards expense			257					257
Stock option expense			134					134
Stock options exercised	8,000		159					159
Dividends declared ($0.70 per share)				(8,390)				(8,390)
Proceeds from stock purchase plans	27,788		587					587
Additional proceeds from common stock transactions			(119)					(119)
Distributions to noncontrolling interests							(1,252)	(1,252)
Comprehensive income:
Net income				9,947			71	10,018
Unrealized gain on securities available for sale, net of taxes of $1,263					2,344			2,344

Total Comprehensive Income								12,362

Balance—September 30, 2011 (unaudited)	12,007,187	$—	$272,368	$(9,311)	$2,595	$(4,093)	$65	$261,624

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

(Amounts in thousands, except share and per share data)

	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income including noncontrolling interest	$10,018	$5,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,450	4,950
Net accretion	(5,197)	1,829
Depreciation	4,516	1,981
Amortization of intangible assets	1,093	496
Restricted common stock awards expense	257	—
Stock options expense	134	84
Expense (benefit) of deferred taxes	5,962	(575)
Decrease (increase) in accrued interest receivable	900	(246)
(Decrease) in accrued interest payable	(325)	(6)
Net increase in the cash surrender value of life insurance	(1,186)	(1,300)
Decrease in other assets	7,455	654
(Decrease) increase in other liabilities	(15,443)	435
Impairment of premises and equipment	—	920
Gain on sale of assets	(4,114)	(1,403)
Loans originated for sale	(308,170)	(96,052)
Sale of loans	434,808	92,485

Net cash provided by operating activities	135,158	9,862

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	124,693	119,638
Purchases of securities available for sale	(172,272)	(73,801)
Purchases of bank owned life insurance	—	(12,000)
Net increase in loans	(2,835)	(184,928)
Decrease of investment in restricted investments	2,067	—
Purchases of premises and equipment	(1,252)	(2,657)
Proceeds from the sale of premises and equipment	281	24

Net cash used in investing activities	(49,318)	(154,724)

Cash flows from financing activities
Distributions to noncontrolling interests	(1,252)	(26)
Proceeds from advances on long-term debt	—	6,709
Repayment of other borrowings	(55,040)	(255)
Net increase in securities sold under agreements to repurchase	3,950	210
Net (decrease) increase in deposits	(143,249)	139,248
Proceeds from the issuance of common stock	627	631
Dividends paid on common stock	(8,390)	(5,990)

Net cash (used in) provided by financing activities	(203,354)	140,527

Net (decrease) in cash and cash equivalents	(117,514)	(4,335)
Cash and cash equivalents - beginning	248,479	50,600

Cash and cash equivalents - ending	$130,965	$46,265

Supplemental disclosure of information:
Interest paid	$18,581	$16,636
Income taxes paid	$—	$3,550

Supplemental schedule of noncash investing and financing activities
Transfer of long-term debt to short-term borrowings	$57	$5,000
Other real estate acquired in settlement of loan	(2,627)	(48)
Unrealized gains on investments securities available for sale (net of tax)	2,344	1,557

See Notes to the Consolidated Financial Statements

Tower Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2011 (Unaudited)

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

The Bank offers residential mortgage services through its mortgage banking division, Graystone Mortgage, a division of Graystone Tower Bank. During the first two quarters of 2011, the Bank completed an effort to restructure and wind down the residential mortgage operations acquired through the FCEC Merger and has integrated those restructured operations into the Graystone Mortgage Division. Also during the second quarter of 2011 and in connection with the restructuring of its residential mortgage operations, the Bank acquired the 10% membership interest of Graystone Mortgage, LLC, previously held by that entity’s president, and ceased residential mortgage originations through Graystone Mortgage, LLC, with all originations now occurring through the Graystone Mortgage Division.

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

Pending Merger with Susquehanna Bancshares, Inc.

On June 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Susquehanna Merger Agreement”) with Susquehanna Bancshares, Inc. (“Susquehanna”), the parent company of Susquehanna Bank, pursuant to which the Company will merge with and into Susquehanna (the “Susquehanna Merger”), with Susquehanna being the surviving corporation. In addition, in accordance with the terms of the Susquehanna Merger Agreement, Susquehanna Bank and the Bank entered into an Agreement and Plan of Merger, pursuant to which the Bank will merge with and into Susquehanna Bank, with Susquehanna Bank continuing as the surviving bank.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASC Update No. 2011-08 that provided new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We are in the process of evaluating the method we will use to evaluate goodwill during our annual impairment testing which will occur in the fourth quarter of 2011.

In June 2011, the FASB issued ASC Update No. 2011-05 concerning the presentation of comprehensive income. The amendment provides guidance to improve comparability, consistency, and transparency of financial reporting. The amendment also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, entities will be required to present all non-owner changes in the stockholders’ equity as either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment will be effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption or January 1, 2012 for us. The adoption of this guidance in 2012 will not impact our financial position result of operation or cash flow.

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

In July 2010, the FASB issued ASC Update No. 2010-20 concerning disclosures about the credit quality of financing receivables and the allowance for credit losses. Update No. 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update No. 2010-20 requires companies to (1) provide enhanced disclosures around the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) explain how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) explain the changes and reasons for changes in the allowance for credit losses. The provisions of Update No. 2010-20 concerning disclosures for the end of a period are effective for interim and annual periods ending on or after December 15, 2010, or December 31, 2010 for us. The provisions of Update No. 2010-20 concerning disclosures about activity that occurs during a reporting period are applicable to us for interim and annual periods beginning on or after December 15, 2010, or the interim period ending on March 31, 2011 for us. In April 2011, the FASB issued ASC Update No. 2011-02. Update No. 2011-02 amended Update No. 2010-20 which provided accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of Update No. 2010-20 and Update No. 2011-02 provides the reader of our financial statements with expanded and enhanced disclosure surrounding the allowance for credit losses. The adoption of this Update did not have a material impact on our consolidated financial statement.

In January 2010, the FASB issued ASC Update No. 2010-06 for improving disclosures about fair value measurements. Update No. 2010-06 requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, Update No. 2010-06 clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by Update No. 2010-06 are effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years. We have implemented the disclosure requirements of Update No. 2010-06 as part of our 2010 audited financial statements and footnotes as presented in Form 10-K. Update No. 2010-06 also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of Update No. 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for us. The adoption of Update No. 2010-06 has had no material impact to our fair value measurement disclosures. In May 2011, the FASB issued ASC Update No. 2011-04. Update No. 2011-04 modifies the wording used to describe the requirements in U.S. GAAP for fair value measuring and for disclosing information about fair value measurements to improve consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This provision of Update No. 2011-04 is effective for the annual and interim periods beginning after December 15, 2011, or January 1, 2012 for us. The adoption of this guidance in 2012 will not have a material impact on our consolidated financial statements.

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

The tables below illustrate the reconciliation of shares outstanding and the calculation of the consideration effectively transferred.

Reconciliation of Shares Outstanding
First Chester shares outstanding at December 10, 2010 (less treasury shares cancelled)	6,317,096
Exchange ratio	0.356

Tower shares issued to First Chester owners (excludes fractional shares)	2,248,438
Tower shares outstanding at December 10, 2010	7,192,174

Total Tower shares at December 10, 2010	9,440,612
Ownership % held by First Chester stockholders	23.82%
Ownership % held by Tower stockholders	76.18%

Purchase Price Consideration (dollars in thousands, except per share data)
First Chester shares outstanding at December 10, 2010 (less treasury shares cancelled)	6,317,096
Exchange ratio	0.356

Tower shares issued to First Chester owners	2,248,438
Purchase price per Tower common share	$22.14

Total stock consideration paid	$49,780
Consideration paid for fractional shares	11

Total consideration paid	$49,791

As a result of the FCEC Merger, we recognized assets acquired and liabilities assumed at their acquisition date fair value as presented below.

Total Purchase Price		$49,791

Net Assets Acquired:
Cash	$67,176
Securities available for sale	44,694
Restricted Investments	10,569
Loans	939,699
Accrued interest receivable	2,676
Premises and equipment	26,774
Core deposit intangible	4,440
Leasehold intangible assets	342
Deferred tax asset	15,482
Other assets	23,364
Time deposits	(436,126)
Deposits other than time deposits	(551,148)
Borrowings	(80,049)
Accrued interest payable	(980)
Leasehold intangible liabilities	(643)
Other liabilities	(22,919)
Noncontrolling Interest	(1,069)

		42,282

Goodwill resulting from FCEC Merger		$7,509

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

Goodwill balance at December 10, 2010	$4,815
Effect of adjustments to:
Loans	(453)
Deferred tax asset	191
Other assets	1,695
Other liabilities	1,261

Goodwill balance at September 30, 2011	$7,509

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

Gross amortized costs basis at December 10, 2010	$987,568
Market rate adjustment	2,280
Credit fair value adjustment on pools of homogeneous loans	(20,510)
Credit fair value adjustment on distressed loans	(29,639)

Fair value of purchased loans at December 10, 2010	$939,699

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

Pro-forma Presentation

The following table shows the combined pro forma financial results for the three and nine months ended September 30, 2010, assuming that the FCEC Merger occurred on January 1, 2010:

	Pro-forma for Three Months Ended September 30, 2010	Pro-forma for Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)
Statement of Operations
Net interest income	$25,549	$73,928
Pre-tax net income	6,609	13,332
Income tax expense	2,608	5,345
Net income	4,001	7,987

Pro-forma net income per share:
Basic	$0.43	$0.85
Diluted	$0.43	$0.85

Note 3 - Securities Available for Sale

The amortized cost of securities and their approximate fair values at September 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	September 30, 2011
Equity securities	$132	$—	$—	$132
U.S. Government sponsored agency securities	252	3	—	255
U.S. Government sponsored agency mortgage-backed securities	49,113	1,022	(46)	50,089
U.S. Government sponsored agency collateralized mortgage obligations	72,261	1,589	(56)	73,794
Municipal bonds	17,889	958	—	18,847
Municipal bonds – taxable	10,280	522	—	10,802

Total securities available for sale	$149,927	$4,094	$(102)	$153,919

	December 31, 2010
Equity securities	$195	$—	$—	$195
U.S Treasury securities	5,000	2	—	5,002
U.S. Government sponsored agency securities	7,771	9	—	7,780
U.S. Government sponsored agency mortgage-backed securities	10,787	90	(123)	10,754
U.S. Government sponsored agency collateralized mortgage obligations	48,018	569	—	48,587
Municipal bonds	10,641	74	(61)	10,654
Municipal bonds – taxable	10,341	2	(329)	10,014
SBA pool loan investments	9,557	152	—	9,709

Total securities available for sale	$102,310	$898	$(513)	$102,695

Included with our securities available for sale are pledged securities with a fair market value of $71,057 and $86,838 at September 30, 2011 and December 31, 2010, respectively. The securities were pledged to secure public deposits, securities sold under agreements to repurchase and other collateral requirements.

The amortized cost and fair value of available for sale securities as of September 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to the issuer’s rights to call or prepay the obligation without penalty.

	September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$1,441	$1,454
Due after one year through five years	3,495	3,691
Due after five years through ten years	7,855	8,262
Due after ten years	15,630	16,497

	28,421	29,904

Mortgage-backed securities (1)	121,374	123,883
Equity securities	132	132

	$149,927	$153,919

(1)	Mortgage-backed securities include U.S. Government agency mortgage-backed securities, U.S. Government agency collateralized mortgage and Small Business Agency Loan Pool obligations.

The following table presents information related to our gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments.

	Three Months Ended September 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains/ (Losses)
2011
Equity securities	$—	$—	$—	$—
Debt securities	884	—	—	884

Total	$884	$—	$—	$884

2010
Equity securities	$10	$—	$(70)	$(60)
Debt securities	239	(1)	—	238

Total	$249	$(1)	$(70)	$178

	Nine Months Ended September 30,
	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains/ (Losses)
2011
Equity securities	$—	$—	$(63)	$(63)
Debt securities	999	—	—	999

Total	$999	$—	$(63)	$936

2010
Equity securities	$48	$(3)	$(138)	$(93)
Debt securities	243	(1)	—	242

Total	$291	$(3)	$(138)	$(149)

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	September 30, 2011
Equity securities	$—	$—	$—	$—	$—	$—
U.S. Government sponsored agency securities	—	—	—	—	—	—
U.S. Government sponsored agency mortgage-backed securities	12,101	(46)	—	—	12,101	(46)
U.S. Government sponsored agency collateralized mortgage obligations	6,360	(56)	—	—	6,360	(56)
Municipal bonds	—	—	—	—	—	—
Municipal bonds – taxable	—	—	—	—	—	—

Total	$18,461	$(102)	$—	$—	$18,461	$(102)

	December 31, 2010
Equity securities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
U.S. Government sponsored agency securities	—	—	—	—	—	—
U.S. Government sponsored agency mortgage-backed securities	6,084	(123)	—	—	6,084	(123)
U.S. Government sponsored agency collateralized mortgage obligations	—	—	—	—	—	—
Municipal bonds	5,415	(61)	—	—	5,415	(61)
Municipal bonds – taxable	8,897	(329)	—	—	8,897	(329)
SBA pool loan investments	—	—	—	—	—	—

Total	$20,396	$(513)	$—	$—	$20,396	$(513)

The previous table includes 4 investment securities at September 30, 2011 where the current fair value is less than the related amortized cost. There were 15 investment securities at December 31, 2010 that had a current fair value less than the related amortized cost. We evaluate all securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. It is not our intent to sell the investments available for sale carrying an unrealized loss and believe it is more likely than not that it will not be necessary to sell these securities prior to the recovery of their cost basis or maturity. We identified three equity securities during the first nine months of 2011 with an unrealized loss that was deemed to be other-than-temporary in nature, resulting in an impairment charge of $63.

Note 4 – Loans

The following table presents a summary of the loan portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Commercial:
Industrial (1)	$1,079,832	$1,073,666
Real estate (2)	315,127	305,423
Construction	184,423	183,729
Consumer & other:
Home equity line	175,749	163,905
Other	61,024	65,305
Residential mortgage	247,337	280,154

Total loans	2,063,492	2,072,182
Deferred costs	364	62
Allowance for loan losses	(11,925)	(14,053)

Net loans	$2,051,931	$2,058,191

(1)	The commercial industrial loan category consists of commercial term loans and lines of credit to in-market customers for the purpose of financing equipment purchases, inventory, business expansion, working capital, and other general business purposes. Also included in this category are commercial mortgage loans secured by income producing properties such as apartment complexes, shopping centers, office real estate for lease and hotel properties.
(2)	The commercial real estate loan category consists of commercial mortgage loans secured by owner-occupied commercial real estate.

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

Overdraft deposits are reclassified as loans and are included in the “Consumer & other: Other” loans in the notes to the consolidated financial statements. At September 30, 2011 and December 31, 2010, total overdraft deposits were $783 and $1,284, respectively.

We had total net purchased loans from unaffiliated banks of $40,498 and $42,124 at September 30, 2011 and December 31, 2010, respectively.

We serviced $142,559 and $216,939 of participation loans for unrelated parties at September 30, 2011 and December 31, 2010, respectively.

We sold $429,248 and $92,485 of residential mortgage loans into the secondary market during the nine months ended September 30, 2011 and 2010, respectively. A gain of $1,076 and $656 was recognized on the sale of these loans for the three months ended September 30, 2011 and 2010, respectively. A gain of $3,672 and $1,250 was recognized on the sale of these loans for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table presents the credit quality of our loan portfolio as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Commercial: Industrial	Commercial: Real Estate	Commercial: Construction
Pass	$970,665	$296,690	$157,157
Special Mention	24,646	1,954	2,839
Substandard	55,307	6,491	9,430
Doubtful	—	177	751
Acquired distressed loans (1)	29,214	9,815	14,246

Total	$1,079,832	$315,127	$184,423

	Consumer & other: HELOC	Consumer & other: Other	Residential Mortgage
Performing	$175,279	$60,207	$239,833
Nonperforming	446	801	6,113
Acquired distressed loans (1)	24	16	1,391

Total	$175,749	$61,024	$247,337

	As of December 31, 2010
	Commercial: Industrial	Commercial: Real Estate	Commercial: Construction
Pass	$928,138	$272,669	$143,890
Special Mention	47,720	4,370	1,524
Substandard	68,908	18,182	14,822
Doubtful	—	187	5,001
Acquired distressed loans (1)	28,900	10,015	18,492

Total	$1,073,666	$305,423	$183,729

	Consumer & other: HELOC	Consumer & other: Other	Residential Mortgage

Performing	$162,433	$64,834	$273,936
Nonperforming	466	317	3,602
Acquired distressed loans (1)	1,006	154	2,616

Total	$163,905	$65,305	$280,154

(1)	Acquired distressed loans include all acquired loans in which a specific credit adjustment was taken upon acquisition, in accordance with Accounting Standards Codification 310-30-30.

The following table presents the aging analysis of the loan portfolio as of September 30, 2011 and December 31, 2010:

	30-89 Days Past Due(1)	Greater Than 90 Days(1)	Total Past Due(1)	Non- Accrual	Current(1)	Total Loans
	September 30, 2011
Commercial:
Industrial	$6,623	$2,771	$9,394	$13,654	$1,056,784	$1,079,832
Real estate	2,552	—	2,552	2,488	310,087	315,127
Construction	1,496	—	1,496	2,367	180,560	184,423
Consumer & other:
Home equity line	1,162	226	1,388	220	174,141	175,749
Other	1,264	569	1,833	232	58,959	61,024
Residential mortgage	7,194	2,271	9,465	3,842	234,030	247,337

Total	$20,291	$5,837	$26,128	$22,803	$2,014,930	$2,063,492

	December 31, 2010
Commercial:
Industrial	$21,217	$—	$21,217	$6,320	$1,046,129	$1,073,666
Real estate	1,712	5	1,717	2,426	301,280	305,423
Construction	615	—	615	6,011	177,103	183,729
Consumer & other:
Home equity line	478	351	829	115	162,961	163,905
Other	1,094	251	1,345	66	63,894	65,305
Residential mortgage	5,749	818	6,567	2,784	270,803	280,154

Total	$30,865	$1,425	$32,290	$17,722	$2,022,170	$2,072,182

(1)	Loan balances do not include non-accrual loans.

Total non-performing assets were $32,933 and $23,794 as of September 30, 2011 and December 31, 2010, respectively. Non-performing assets include those loans which are classified as non-accrual, loans accruing interest that are 90 days past due and other real estate owned. Total other real estate owned was $4,293 and $4,647 as of September 30, 2011 and December 31, 2010, respectively.

We had total impaired loans of $71,842 and $76,982 as of September 30, 2011 and December 31, 2010, respectively.

The following table presents a summary of the impaired loans.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	September 30, 2011
With no related allowance recorded:
Commercial:
Industrial	$37,249	$53,658	$—	$48,003	$1,191
Real estate	9,194	10,841	—	9,246	52
Construction	15,203	24,001	—	16,546	234
Consumer & other:
Home equity line	245	376	—	265	—
Other	247	293	—	351	4
Residential mortgage	5,233	5,889	—	6,176	—

With an allowance recorded:
Commercial:
Industrial	$1,872	$1,872	$541	$1,499	$—
Real estate	—	—	—	—	—
Construction	3,000	3,000	875	6,109	—
Consumer & other:
Home equity line	—	—	—	—	—
Other	—	—	—	—	—
Residential mortgage	—	—	—	—	—

Total:
Commercial:
Industrial	$39,121	$55,530	$541	$49,502	$1,191
Real estate	9,194	10,841	—	9,246	52
Construction	18,203	27,001	875	22,655	234
Consumer & other:
Home equity line	245	376	—	265	—
Other	247	293	—	351	4
Residential mortgage	5,233	5,889	—	6,176	—

Total	$72,243	$99,930	$1,416	$88,195	$1,481

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	December 31, 2010
With no related allowance recorded:
Commercial:
Industrial	$35,220	$53,892	$—	$5,897	$119
Real estate	12,815	16,368	—	6,021	346
Construction	17,201	26,256	—	1,810	182
Consumer & other:
Home equity line	1,121	1,255	—	110	1
Other	224	322	—	147	3
Residential mortgage	5,400	6,061	—	1,891	—

With an allowance recorded:
Commercial:
Industrial	$—	$—	$—	$271	$—
Real estate	—	—	—	63	—
Construction	5,001	5,001	2,500	4,167	—
Consumer & other:
Home equity line	—	—	—	—	—
Other	—	—	—	—	—
Residential mortgage	—	—	—	—	—

Total:
Commercial:
Industrial	$35,220	$53,892	$—	$6,168	$119
Real estate	12,815	16,368	—	6,084	346
Construction	22,202	31,257	2,500	5,977	182
Consumer & other:
Home equity line	1,121	1,255	—	110	1
Other	224	322	—	147	3
Residential mortgage	5,400	6,061	—	1,891	—

Total	$76,982	$109,155	$2,500	$20,377	$651

In assessing the adequacy of our credit reserve, we performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Impaired loans considered to be collateral dependent totaled approximately 93.3% and 92.1% of total impaired loans as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we determined that impaired loans with a carrying principal balance of $4,872 required a reserve of $1,416. The remaining $67,371 of impaired loans did not require a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover the amounts due on these loans. As of December 31, 2010, we had determined that impaired loans with a carrying principal balance of $5,001 required a reserve of $2,500 with the remaining $71,981 of impaired loans not requiring a specific reserve allocation as the future anticipated cash flow, including the collateral values, is expected to be sufficient to fully recover all amounts due on these loans. During the nine months ended September 30, 2011, we had total loan net charge-offs of $8,023. These charges have been applied against both the allowance for loans losses, as well as against the fair value credit adjustment/discount recorded on performing loans acquired.

In this current real estate environment it has become more common to restructure or modify the terms of certain loans with customers who are experiencing financial stress, known as troubled debt restructurings (“TDRs”). When modifying terms of loans in TDRs, we typically reduce the monthly payment through extending maturity dates or allowing interest-only payments for a period of twelve months or less, however, we do not typically forgive principal. We accrue interest on a TDR once the borrower has demonstrated the ability to perform in accordance with the restructured terms for a period of six consecutive months. At September 30, 2011, we have $12,036 of TDRs. We identified one new TDR during the three months ended September 30, 2011 with a recorded investment of $269. This TDR is included in the tables below as a non accrual and non performing TDR. There were no new TDR’s identified as a result of the clarification in guidance in Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. There have been no changes to the recorded investment in TDRs following the modifications of these loans. The following table shows the number and dollar amount of TDRs that are both performing and not performing in accordance with the modified terms at September 30, 2011.

	Number of Loans	Recorded Investment
Performing TDRs	9	$11,226
Non performing TDRs	3	810

Total TDRs	12	$12,036

TDRs as of September 30, 2011 quantified by loan type classified separately as accrual and non-accrual are presented in the table below.

	Accruing	Non Accrual	Total
Commercial
Industrial and agricultural	$11,128	$541	$11,669
Real estate	98	269	367
Construction	—	—	—
Consumer & other
Home equity line	—	—	—
Other	—	—	—
Residential mortgage	—	—	—

Total TDRs	$11,226	$810	$12,036

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. As of September 30, 2011, we have recorded a specific reserve of $100 against our TDRs. During the three and nine months ended September 30, 2011, we have recorded no charge offs against our TDRs. The remaining balance of TDRs with no specific loan loss provision are considered to be collateral dependent and well-collateralized.

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

The following table provides activity for the accretable yield of these purchased impaired loans for the three and nine months ended September 30, 2011.

	For Three Months Ended September 30, 2011	For Nine Months Ended September 30, 2011
Accretable yield, beginning balance	$22,579	$18,484
Acquisition of impaired loans adjustment	—	(62)
Accretable yield amortized to interest income	(359)	(1,104)
Reclassification from non-accretable difference (1)	—	4,902

Accretable yield, end of period	$22,220	$22,220

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2011 and 2010:

	Commercial: Industrial	Commercial: Real estate	Commercial: Construction	Consumer & other: Home equity line	Consumer & other: Other	Residential Mortgage	Total
	For the Three Months Ended September 30, 2011
Beginning balance	$6,501	$1,260	$2,455	$446	$50	$1,157	$11,869
Provision	94	461	—	63	426	256	1,300
Reallocation	159	31	(190)	—	—	—	—
Charge-offs	(502)	—	—	—	(437)	(323)	(1,262)
Recoveries	18	—	—	—	—	—	18

Ending balance	$6,270	$1,752	$2,265	$509	$39	$1,090	$11,925

	For the Three Months Ended September 30, 2010
Beginning balance	$7,036	$1,363	$2,522	$177	$36	$485	$11,619
Provision	288	—	—	114	73	1,125	1,600
Reallocation	—	—	(494)	—	—	494	—
Charge-offs	(113)	—	—	(65)	(62)	(271)	(511)
Recoveries	6	—	—	—	1	2	9

Ending balance	$7,217	$1,363	$2,028	$226	$48	$1,835	$12,717

	Commercial: Industrial	Commercial: Real estate	Commercial: Construction	Consumer & other: Home equity line	Consumer & other: Other	Residential Mortgage	Total
	For the Nine Months Ended September 30, 2011
Beginning balance	$7,127	$1,159	$4,138	$242	$53	$1,334	$14,053
Provision	289	450	2,567	259	548	337	4,450
Reallocation	159	31	(190)	—	—	—	—
Charge-offs	(1,359)	(8)	(4,250)	—	(573)	(581)	(6,771)
Recoveries	54	120	—	8	11	—	193

Ending balance	$6,270	$1,752	$2,265	$509	$39	$1,090	$11,925

	For the Nine Months Ended September 30, 2010
Beginning balance	$6,262	$1,597	$1,389	$97	$32	$318	$9,695
Provision	1,795	392	610	394	306	1,453	4,950
Reallocation	—	(360)	27	—	—	333	—
Charge-offs	(915)	(266)	—	(265)	(291)	(271)	(2,008)
Recoveries	75	—	2	—	1	2	80

Ending balance	$7,217	$1,363	$2,028	$226	$48	$1,835	$12,717

Note 6 – Other Intangibles

Information concerning total amortizable other intangible assets and liabilities at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Asset:
Core deposits	$8,339	$2,281	$6,058	$8,339	$1,188	$7,151
Leasehold intangible assets	342	67	275	342	—	342

Total	$8,681	$2,348	$6,333	$8,681	$1,188	$7,493

Liabilities:
Leasehold intangible liabilities	$643	$119	$524	$643	$—	$643

Total	$643	$119	$524	$643	$—	$643

Amortization of the core deposit intangible amounted to $343 and $160 for the three months ended September 30, 2011 and 2010, respectively, and $1,093 and $496 for nine months ended September 30, 2011 and 2010, respectively. Amortization of the leasehold intangible assets and liabilities amounted to a net benefit of $16 and $0 for the three months ended September 30, 2011 and 2010, respectively, and a net benefit of $52 and $0 for the nine months ended September 30, 2011 and 2010, respectively and is included within occupancy and equipment expense.

Note 7 – Borrowings

The following is a summary of borrowings at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Federal Home Loan Bank borrowings	$48,659	$103,702
Subordinated notes	21,000	21,000
Junior subordinated debentures held by trusts	15,631	15,452
Capital lease obligations	2,653	2,685

Total borrowings	$87,943	$142,839

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

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding (basic)	12,007,187	7,144,685	11,993,204	7,134,611
Impact of common stock equivalents	9,537	36	6,011	2,897

Weighted average shares outstanding (diluted)	12,016,724	7,144,721	11,999,215	7,137,508

Common stock equivalents excluded from earnings per share as their effect would have been anti-dilutive	170,237	125,846	173,256	94,969

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

The components of the change in net unrealized gains on securities are as follows:

	For the Nine Months Ended September 30,
	2011	2010
Gross unrealized holding gains arising during the year	$4,543	$2,535
Reclassification adjustment for impairment losses recognized in net income	63	138
Reclassification adjustment for gains realized in net income	(999)	(287)

Net unrealized holding gains before taxes	3,607	2,386
Tax effect	(1,263)	(829)

Net change	$2,344	$1,557

Note 9 – Derivative Instruments

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

Loan commitments related to the origination of loans held for sale are accounted for as derivative instruments when a customer locks the interest rate on their loan and we approve the loan with the intent to sell the loan. Such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded as gains or losses.

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

The fair value of derivative instruments not designated as hedging instruments under ASC 815-10 at September 30, 2011 and December 31, 2010 are presented in the following table:

	September 30, 2011
	Asset Derivative		Liability Derivative
	Fair Value	Notional Value	Fair Value	Notional Value
Loan commitments	$482	$19,732	$—	$—

	December 31, 2010
	Asset Derivative		Liability Derivative
	Fair Value	Notional Value	Fair Value	Notional Value
Forward transaction agreements	$930	$82,250	$—	$—
Loan commitments	$1,241	$60,298	$—	$—

During the three months ended September 30, 2011, forward transaction agreements and loan commitments contributed a net loss of $0 and $179, respectively. During the nine months ended September 30, 2011, forward transaction agreements and interest rate lock commitments contributed a net loss of $930 and $759, respectively.

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

The following outstanding financial instruments represent credit risk in the following amounts at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Commitments to grant loans	$53,312	$57,469
Unfunded commitments under lines of credit	502,893	399,647
Letters of credit	52,810	58,555

Commitments to extend credit, which include commitments to grant loans and unfunded commitments under lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on our credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank typically requires collateral supporting these letters of credit. We believe that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material to our consolidated financial statements.

Note 11 - Stock-Based Compensation

At September 30, 2011, we had four equity compensation plans: the 2010 Stock Incentive Plan (the “2010 Plan”); the 2007 Stock Incentive Plan (the “2007 Plan”); the 1995 Non-Qualified Stock Option Plan (the “1995 Plan”); and the Stock Option Plan for Outside Directors (the “Director Plan”). We also assumed the outstanding stock options of First Chester as of December 10, 2010.

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

Subsequent to the Graystone Merger and as a result of the conversion factor, the total number of shares authorized to be issued under the 2007 Plan equaled 252,000. At September 30, 2011, 49,415 shares were available for issuance under the 2007 Plan.

The following table summarizes the outstanding stock options and restricted stock under the 2007 Plan at September 30, 2011 and December 31, 2010:

Stock Options

Date of Issuance	September 30, 2011 Options Outstanding	December 31, 2010 Options Outstanding	Exercise Price	Expiration Date	Options Vested		Unearned Compensation
					September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
June 26, 2007	26,145	26,145	$22.22	June 26, 2017	26,145	26,145	$—	$—
January 22, 2008	1,050	1,050	$30.96	January 22, 2018	1,050	1,050	—	—
July 17, 2008	50,295	56,700	$30.96	July 17, 2018	50,295	56,700	—	—
September 22, 2009	51,650	52,400	$26.77	September 22, 2019	20,660	10,480	200	251
November 24, 2009	18,000	36,000	$19.80	November 24, 2019	3,600	7,200	55	132

	147,140	172,295			101,750	101,575	$255	$383

Restricted Stock

Date of Issuance	Restricted Shares Issued	Fair Value Per Share	Expiration Date	Shares Vested		Unearned Compensation
				September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
September 28, 2010	30,290	$20.92	N/A	16,138	—	$295	$549

	30,290			16,138	—	$295	$549

The stock options normally vest over a three to five year vesting period and are expensed over the vesting period. The restricted stock awards have a vesting period of 1 to 5 years and are expensed over the vesting period. 8,000 options issued under this plan were exercised during the nine month period ending September 30, 2011. The aggregate intrinsic value of outstanding unvested stock options at September 30, 2011 and December 31, 2010 was $16 and $68, respectively. As of September 30, 2011, a total of 101,750 options have vested with an intrinsic value of $4. These vested options can be exercised at an average price of $27.47 and have an average remaining life of approximately 6.8 years. The fair values of the options awarded under the 2007 Plan are estimated on the date of grant using the Black-Scholes valuation methodology.

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

2010 Stock Incentive Plan

In May 2010, the shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of stock options, stock appreciation rights, restricted stock, deferred stock and performance awards (collectively, “Awards”) for up to 400,000 shares of our common stock to key employees and directors. At September 30, 2011, 398,950 shares were available for issuance under the 2010 Plan.

The following table summarizes the restricted stock outstanding under the 2010 Plan at September 30, 2011 and December 31, 2010:

Restricted Stock

Date of Issuance	Shares Outstanding	Fair Value Per Share	Expiration Date	Shares Vested		Unearned Compensation
				September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
September 28, 2010	1,050	$20.92	N/A	210	—	$18	$21

	1,050			210	—	$18	$21

The restricted stock awards have a vesting period of five years and is expensed over the vesting period.

1995 Non-Qualified Stock Option Plan

At September 30, 2011, there were 5,700 options outstanding under the 1995 Plan and there are a total of 27,719 options available to be issued under this plan at September 30, 2011.

The following table summarizes the outstanding non-qualified stock options under the 1995 Plan at September 30, 2011 and December 31, 2010:

Date of Issuance	Options Outstanding	Exercise Price	Expiration Date	Options Vested		Unearned Compensation
				September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
September 22, 2009	5,700	$26.77	September 22, 2019	2,280	1,140	$21	$27

	5,700			2,280	1,140	$21	$27

The assumptions utilized to calculate the issue date fair value of $6.63 are the same as the assumptions used for shares issued under the 2007 Plan.

Stock Option Plan for Outside Directors

At September 30, 2011, there were a total of 11,926 options outstanding under the Director Plan. The options outstanding are all fully vested, have a weighted average exercise price of $38.06 per share, and have a weighted average life to maturity of 5.3 years. We recognized $0 in compensation expense related to the Director Plan during the three and nine months ended September 30, 2011 and 2010. There are a total of 71,152 options available to be issued under this plan at September 30, 2011.

First Chester Stock Option Plans

As part of the FCEC Merger, 181,142 outstanding stock options issued pursuant to plans adopted by First Chester and exercisable in shares of First Chester common stock were converted to 64,487 fully vested stock options exercisable in shares of Tower Bancorp common stock. As of September 30, 2011, there were a total of 42,725 options outstanding with a weighted average exercise price of $48.80 and a weighted average life to maturity of 3.1 years. No additional options are available to be issued under these plans. During the three and nine months ended September 30, 2011, we did not recognize any compensation expense related to the First Chester Stock Option Plans. No options have been exercised from these plans.

The following table presents that total compensation expense recognized related to stock options and restricted stock awards outstanding for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010
2007 Stock incentive plan	$73	$26
2010 Stock incentive plan	1	—
1995 Non-qualified stock option plan	2	2

Total compensation expense	$76	$28

	For the Nine Months Ended September 30,
	2011	2010
2007 Stock incentive plan	$382	$78
2010 Stock incentive plan	3	—
1995 Non-qualified stock option plan	6	6

Total compensation expense	$391	$84

Stock Purchase Plans

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide the shareholders with the opportunity to use cash dividends, as well as optional cash payments of up to $50 per quarter, to purchase additional shares of our common stock. Pursuant to the Susquehanna Merger Agreement, the Company agreed to suspend the Plan effective June 21, 2011. During the first nine months of 2011, approximately $503 in capital has been raised under the Plan. Since the Plan’s inception, the Plan has raised approximately $1,624.

Also during the second quarter of 2009, the Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide the our employees with the opportunity to purchase shares of our common stock directly. Pursuant to the Susquehanna Merger Agreement, the Company agreed to suspend the Employee Plan effective July 1, 2011. During the first nine months of 2011, approximately $84 in capital has been raised under the Employee Plan. Since the Employee Plan’s inception, the Employee Plan has raised approximately $291.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$132	$—	$—	$132
U.S. Government sponsored agency securities	255	—	255	—
U.S. Government sponsored agency mortgage-backed securities	50,089	—	50,089	—
Collateralized mortgage obligations	73,794	—	73,794	—
Municipal bonds	18,847	—	18,847	—
Municipal bonds – taxable	10,802	—	10,802	—
Commercial servicing rights	411	—	—	411
Derivative instruments	482	—	—	482

	$154,812	$—	$153,787	$1,025

	December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$195	$—	$—	$195
U.S. Treasury securities	5,002	5,002	—	—
U.S. Government sponsored agency securities	7,780	—	7,780	—
U.S. Government sponsored agency mortgage-backed securities	10,754	—	10,754	—
Collateralized mortgage obligations	48,587	—	48,587	—
Municipal bonds	10,654	—	10,654	—
Municipal bonds – taxable	10,014	—	10,014	—
SBA pool loan investments	9,709	—	9,709	—
Commercial servicing rights	520	—	—	520
Derivative instruments	2,147	—	—	2,147

	$105,362	$5,002	$97,498	$2,862

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

The following table presents reconciliations of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010, respectively:

2011	Equity Securities	Commercial Servicing Rights	Derivative Instruments
Balance, June 30, 2011	$132	$462	$661
New interest rate lock contracts originated	—	—	1,079
Matured / expired derivative commitments	—	—	(1,258)
Other than temporary impairment	—	—	—
Change in fair value	—	(51)	—

Balance, September 30, 2011	$132	$411	$482

2010		Equity Securities	Commercial Servicing Rights
Balance, June 30, 2010		$154	$514
Transfers in from level 2		38	—
Change in fair value		(72)	(63)

Balance, September 30, 2010		$120	$451

2011	Equity Securities	Commercial Servicing Rights	Derivative Instruments
Balance, December 31, 2010	$195	$520	$2,147
New interest rate lock contracts originated	—	—	2,578
Matured / expired derivative commitments	—	—	(4,225)
Other than temporary impairment	(63)	—	—
Change in fair value	—	(109)	(18)

Balance, September 30, 2011	$132	$411	$482

2010		Equity Securities	Commercial Servicing Rights
Balance, December 31, 2009		$49	$—
Transfers in from level 2		176	473
Sale of securities in level 3		(33)	—
Change in fair value		(72)	(22)

Balance, September 30, 2010		$120	$451

For financial assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$30,095	$—	$—	$30,095
Impaired loans	22,803	—	—	22,803
Other real estate owned	4,293	—	—	4,293

Total assets	$57,191	$—	$—	$57,191

	December 31, 2010	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$147,281	$—	$—	$147,281
Impaired loans	17,722	—	—	17,722
Other real estate owned	4,647	—	—	4,647
Loans purchased (1)(2)	763,771	—	—	763,771
Core deposit intangible asset (1)	4,440	—	—	4,440
Leasehold intangible assets (1)	342	—	—	342
Premises and equipment (1)	26,724	—	—	26,724

Total assets	$964,927	$—	$—	$964,927

Time deposits (1)	$436,126	$—	$436,126	$—
Borrowings (1)	80,049	—	80,049	—
Leasehold intangible liabilities(1)	643	—	—	643

Total liabilities	$516,818	$—	$516,175	$643

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

Impaired loans

Under U.S GAAP, a loan is classified as impaired when it is possible that the bank will be unable to collect all or part of the loan balance due based on the contractual agreement, including the interest as well as the principal. Based on this guidance, we consider all loans placed in non-accrual status as being impaired and subject to an impairment analysis in accordance with ASC 310-10-35. Loans acquired through the FCEC Merger and Graystone Merger that were deemed impaired, were recorded using a discounted cash flow model in accordance with ASC 310-30 at the time of acquisition even though we consider these loans to be collateral dependent. The carrying amounts of these loans at September 30, 2011 and December 31, 2010 were $49,440 and $59,260, respectively. These loans are not included in the preceding table.

Impaired loans included in the preceding table are those for which we have measured impairment based on the fair value of underlying collateral. The balance of impaired loans consists of loans deemed impaired in accordance with our accounting policy disclosed within our “Critical Accounting Policies.” Fair value is determined primarily based upon independent third party appraisals of the properties. At September 30, 2011, $17,931 of impaired loans were measured using the fair value of underlying collateral and $4,872 of impaired loans were measured using a discounted cash flow model. At December 31, 2010, $12,721 of impaired loans were measured using the fair value of underlying collateral and $5,001 of impaired loans were measured using a discounted cash flow model.

Other real estate owned

Other real estate owned consists of twenty-five properties totaling $4,293 at September 30, 2011 and twenty-two properties totaling $4,647 at December 31, 2010. These properties have been acquired through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

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

The estimated fair values of our financial instruments were as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	$130,965	$130,965	$248,479	$248,479
Securities available for sale	153,919	153,919	102,695	102,695
Restricted investment in bank stock	12,629	12,629	14,696	14,696
Loans held for sale	30,095	30,095	147,281	147,281
Loans, net of allowance for loan losses	2,051,931	2,100,114	2,058,191	2,072,690
Accrued interest receivable	6,956	6,956	7,856	7,856
Derivative instruments	482	482	2,147	2,147

Financial liabilities:
Deposits	2,153,772	2,119,339	2,299,898	2,257,753
Securities sold under agreements to repurchase	10,555	10,555	6,605	6,605
Short-term borrowings	56	56	55,039	55,039
Long-term debt	87,887	94,906	87,800	83,167
Accrued interest payable	1,625	1,625	1,950	1,950

	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Off-balance sheet financial instruments:
Commitments to grant loans	$64,823	$—	$57,469	$—
Unfunded commitments under lines of credit	491,382	491	399,647	454
Letters of credit	52,810	319	58,555	149

The following methods and assumptions were used to estimate the fair values of our financial instruments at September 30, 2011 and December 31, 2010.

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

Note 13 – Segment Information

Beginning in the first quarter of 2011, operating segments have been determined to be reportable based upon our internal profitability reporting system. The reportable segments are Banking and Residential Mortgage. Our Banking segment includes all of the banking operations, exclusive of activities related to originating residential mortgages for the purpose of selling to the secondary market and the sale of residential mortgages. The Residential Mortgage segment originates and services residential mortgage loans for consumers primarily within our geographic footprint and sells these loans servicing released in the secondary market. The Residential Mortgage segment does not originate sub-prime mortgage loans. The funding of loans originated by the Residential Mortgage segment is providing by the Banking segment. This loan and any interest related to these loans are eliminated during consolidation.

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

The following table presents the selected financial information for our reportable segments. Since the first quarter of 2011 was the first period in which separate reportable segments were identified, the information related to the three and nine months ended September 30, 2010 is being presented for comparability purposes and has not been previously presented.

	Three Months Ended September 30, 2011
	Banking Segment	Residential Mortgage Segment	Elimination	Total
Interest income	$29,823	$547	$(155)	$30,215
Interest expense	6,310	161	(155)	6,316

Net interest income	23,513	386	—	23,889
Provision for loan losses	1,300	—	—	1,300
Noninterest income	4,597	1,086	—	5,683
Noninterest expenses	17,864	1,511	—	19,375

Income before income taxes	8,946	(39)	—	8,907
Income tax expense	2,703	(17)	—	2,686

Net income including noncontrolling interest	$6,243	$(22)	$—	$6,221
Less: income from noncontrolling interest	—	2	—	2

Net income	$6,243	$(24)	$—	$6,219

Total average assets	$2,532,234	$29,480	$(26,427)	$2,535,287

	Three Months Ended September 30, 2010
	Banking Segment	Residential Mortgage Segment	Elimination	Total
Interest income	$18,966	$—	$(70)	$18,896
Interest expense	5,525	70	(70)	5,525

Net interest income	13,441	(70)	—	13,371
Provision for loan losses	1,600	—	—	1,600
Noninterest income	2,322	656	—	2,978
Noninterest expenses	10,582	368	—	10,950

Income before income taxes	3,581	218	—	3,799
Income tax expense	1,201	74	—	1,275

Net income including noncontrolling interest	$2,380	$144	$—	$2,524
Less: income from noncontrolling interest	—	22	—	22

Net income	$2,380	$122	$—	$2,502

Total average assets	$1,601,578	$14,564	$(15,283)	$1,600,859

	Nine Months Ended September 30, 2011
	Banking Segment	Residential Mortgage Segment	Elimination	Total
Interest income	$89,401	$2,353	$(861)	$90,893
Interest expense	18,186	931	(861)	18,256

Net interest income	71,215	1,422	—	72,637
Provision for loan losses	4,450	—	—	4,450
Noninterest income	12,154	3,699	—	15,853
Noninterest expenses	58,515	11,199	—	69,714

Income before income taxes	20,404	(6,078)	—	14,326
Income tax expense	6,134	(1,826)	—	4,308

Net income including noncontrolling interest	$14,270	$(4,252)	$—	$10,018
Less: income from noncontrolling interest	4	67	—	71

Net income	$14,266	$(4,319)	$—	$9,947

Total average assets	$2,591,525	$56,546	$(48,889)	$2,599,182

	Nine Months Ended September 30, 2010
	Banking Segment	Residential Mortgage Segment	Elimination	Total
Interest income	$55,087	$—	$(134)	$54,953
Interest expense	16,630	134	(134)	16,630

Net interest income	38,457	(134)	—	38,323
Provision for loan losses	4,950	—	—	4,950
Noninterest income	6,099	1,250	—	7,349
Noninterest expenses	31,608	857	—	32,465

Income before income taxes	7,998	259	—	8,257
Income tax expense	2,559	88	—	2,647

Net income including noncontrolling interest	$5,439	$171	$—	$5,610
Less: income from noncontrolling interest	—	26	—	26

Net income	$5,439	$145	$—	$5,584

Total average assets	$1,554,688	$10,650	$(11,223)	$1,554,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “we”, “us” and “our” refer to Tower Bancorp, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding our current financial condition, changes in financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements, notes and other information contained in this Report.

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

Mergers and Acquisitions

On June 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Susquehanna Merger Agreement”) with Susquehanna Bancshares, Inc. (“Susquehanna”), the parent company of Susquehanna Bank, pursuant to which the Company will merge with and into Susquehanna (the “Susquehanna Merger”), with Susquehanna being the surviving corporation. In addition, in accordance with the terms of the Susquehanna Merger Agreement, Susquehanna Bank and the Bank entered into an Agreement and Plan of Merger, pursuant to which the Bank will merge with and into Susquehanna Bank, with Susquehanna Bank continuing as the surviving bank.

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

Prior to the FCEC Merger, FNB conducted certain mortgage banking activities through its American Home Bank Division (“AHB Division”). Pursuant to the FCEC Merger Agreement, First Chester and FNB initiated efforts to sell the AHB Division, including, without limitation, the interests of FNB in certain mortgage-banking related joint ventures and activities related thereto. No sale agreement related to the AHB Division was executed prior to consummation of the FCEC Merger. On December 30, 2010, the Company announced that it would commence winding down the operations of the AHB Division in an orderly fashion. The Company has recognized a total restructuring charge of $2.1 million in connection with this action, of which approximately $1.4 million was recognized in 2010 and $688 thousand was recognized during the first nine months of 2011. During the second quarter of 2011, the restructuring of the AHB Division was completed and its remaining operations were transferred into the Graystone Mortgage Division of the Bank. The Graystone Mortgage Division, which consists of the restructured AHB Division and mortgage activities previously conducted by Graystone Mortgage, LLC, incurred a net loss of approximately $24 thousand during the third quarter of 2011. While it appears that the residential mortgage loan pipeline has stabilized and we anticipate the financial performance of the Graystone Mortgage Division to improve, such improvements are limited by the current economic difficulties and could be further limited by legislative and regulatory developments affecting the mortgage industry. Additionally, we continue to retain contingent liabilities relating to the prior operations of the AHB Division as well as actions undertaken in connection with the wind down. These matters could adversely affect our financial condition, results of operations, reputation and prospects.

In connection with the FCEC Merger, on December 10, 2010, the Company terminated the Bank’s relationship and relinquished its investment interest in Dellinger, Dolan, McCurdy and Phillips Investment Advisors, LLC, (“DDMP Advisors, LLC”) through which the Bank previously offered investment advisory services to certain customers. The Company recognized an expense of approximately $1.5 million during the fourth quater 2010 related to the termination of our business relationship with DDMP Advisors, LLC.

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

RESULTS FROM OPERATIONS

Summary Financial Results

For the three and nine months ended September 30, 2011 as compared with the three and nine months ended September 30, 2010, the FCEC Merger has had a significant impact on our results of operations. The operating results reported herein for the three and nine months ended September 30, 2011 include the results for the combined entity. Consequently, comparisons of our current results of operation to the three and nine months ended September 30, 2010 may not be particularly meaningful.

We recognized net income of approximately $6.2 million or $0.52 per diluted share for the three months ended September 30, 2011, compared to $2.5 million or $0.35 per diluted share for the three months ended September 30, 2010. During the three months ended September 30, 2011, the Residential Mortgage segment incurred a net loss of $24 thousand as we better aligned the support cost structure of the business segment with its production levels.

Net interest income before provision for loan loss increased $10.5 million for the three months ended September 30, 2011 compared to the same period in 2010. In addition to the net interest income contributed by the inclusion of the 1N Bank Division, the improvement in net interest income was also due to a reduction in the average rate paid on interest bearing liabilities from the third quarter of 2010 to the third quarter of 2011. Noninterest income increased $2.7 million primarily as a result of the FCEC Merger and gains on the sale of investment securities. Gains on the sale of investment securities were $884 thousand and $248 thousand for the quarters ending September 30, 2011 and September 30, 2010, respectively. The increase in noninterest expense was $8.4 million and is due to increases across all categories with the most significant increases coming from salary and benefit expense, occupancy expense and other operating expense, which increased $4.2 million, $2.2 million and $919 thousand, respectively, as compared to the three months ended September 30, 2010. These increases in noninterest income and expense can be attributed to the FCEC Merger and our balance sheet growth over the last twelve months.

During the nine months ending September 30, 2011, we recognized net income of approximately $9.9 million or $0.83 per diluted share as compared to $5.6 million or $0.78 per diluted share during the same period in 2010. During the nine months ending September 30, 2011, the Residential Mortgage segment incurred a net loss of $4.3 million, due primarily to the restructuring of our Residential Mortgage operations.

Net interest income before provision for loan loss increased $34.3 million during the nine months ending September 30, 2011 compared to the same period in 2010. In addition to the net interest income contributed by the inclusion of the 1N Bank Division, the improvement in net interest income was also due to a reduction in the average rate paid on interest bearing liabilities during the nine months ending September 30, 2011 as compared to the same period in 2010. Noninterest income increased $8.5 million due to increases in the service charges on deposit accounts, fiduciary fees and brokerage commission, other services charges, commissions and fees, gains on the sale of mortgage loans, and other miscellaneous income which increased $990 thousand, $2.6 million, $1.3 million, $2.4 million and $1.2 million, respectively, compared to the nine months ended September 30, 2010. The increase in noninterest expense was $37.2 million and is due to increases across all categories with the most significant increases coming from salary and benefit expense, occupancy expense, advertising and promotion expense, data processing, professional services fees, other operating expense, and restructuring charges, which increased $18.3 million, $7.1 million, $1.0 million, $1.5 million, $1.7 million, $4.6 million, and $1.6 million, respectively, as compared to the nine months ended September 30, 2010. These increases in noninterest income and expense can be attributed to the FCEC Merger and our balance sheet growth over the last twelve months.

Beginning in 2011, operating segments have been determined to be reportable based upon a change in the use of our internal profitability reporting system by our executive management team. The reportable segments are Banking and Residential Mortgage. Our Banking segment includes all of the banking operations, exclusive of activities related to originating residential mortgages for the purpose of selling to the secondary market and the sale of residential mortgages. The Residential Mortgage segment originates and services residential mortgage loans for consumers principally located within our geographic footprint and sells these loans servicing released in the secondary market. The funding of loans originated by the Residential Mortgage segment is provided by the Banking segment. All loans and related interest between segments are eliminated during consolidation.

Net income associated with the Banking segment increased $3.9 million or 162.3% during the three months ended September 30, 2011 compared to the same period in 2010. During the nine months ending September 30, 2011, net income associated with the Banking segment increased $8.8 million or 162.3% compared to the same period in 2010. This increase was the result of added activity from the FCEC Merger and organic growth. Net income associated with the Residential Mortgage segment decreased $146 thousand during the three months ended September 30, 2011 compared to the same period in 2010. During the nine months ending September 30, 2011, net income associated with the Residential Mortgage segment decreased $4.5 million compared to the same period in 2010. This decrease was a result of the operations of the AHB Division, which was acquired as part of the FCEC Merger, as well as restructuring costs associated with the wind down of the AHB Division.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Net Interest Income

Net interest income is the most significant component of our net income. Net interest income increased $10.5 million or 78.8% to approximately $23.9 million for the three months ended September 30, 2011, as compared to approximately $13.4 million for 2010.

We principally utilize in-market deposits to fund loans and investments, while strategically obtaining additional funding from short-term and long-term borrowings when advantageous rates and maturities can be obtained. We use brokered deposits on a limited basis as an interest rate risk management tool. Brokered deposits, exclusive of reciprocal deposits, represent approximately 7.1% of total deposits, on our consolidated balance sheet at September 30, 2011 and approximately 7.9% at September 30, 2010. In connection with our growth plans and ongoing focus to improve our net interest spread, we may continue to supplement in-market deposits with brokered deposits and additional short-term and long-term borrowings, including additional borrowings from the Federal Home Loan Bank and federal funds lines with correspondent banks, based upon prevailing economic conditions, deposit availability and pricing, interest rates and other factors at such time.

The following table provides a comparative average balance sheet and net interest income analysis for the three months ended September 30, 2011 as compared to the same period in 2010. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2011 and 34% for 2010.

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets:
Federal funds sold and other (1)	$6,255	$2	0.13%	$16,801	$24	0.57%
Investment securities (2)	204,724	1,199	2.32%	175,533	1,071	2.42%
Loans (3)	2,069,430	29,065	5.57%	1,270,993	17,852	5.57%

Total interest-earning assets	2,280,409	30,266	5.27%	1,463,327	18,947	5.14%

Other assets	254,878			137,532

Total assets	$2,535,287			$1,600,859

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$1,012,046	1,409	0.55%	$794,970	2,138	1.07%
Time deposits	848,526	3,550	1.66%	423,415	2,354	2.21%
Borrowings	97,131	1,357	5.54%	85,863	1,033	4.77%

Total interest-bearing liabilities	1,957,703	6,316	1.28%	1,304,248	5,525	1.68%

Noninterest-bearing transaction accounts	294,520			116,974
Other liabilities	23,937			13,738
Equity	259,127			165,899

Total liabilities and equity	$2,535,287			$1,600,859

Net interest spread			3.99%			3.46%
Net interest income and interest rate margin FTE		$23,950	4.17%		$13,422	3.64%

Tax equivalent adjustment		(91)			(51)

Net interest income		$23,859			$13,371

Ratio of average interest-earning assets to average interest-bearing liabilities	116.5%			112.2%

(1)	Amounts exclude cash balances held at the Federal Reserve and any interest earned thereon.
(2)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2011 and 34% for 2010.
(3)	Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Three Months Ended September 30, 2011 vs. September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Federal funds sold	$(15)	$(7)	$(22)
Investment securities	178	(50)	128
Loans	11,215	(2)	11,213

Total interest income	11,378	(59)	11,319

Interest expense:
Interest-bearing non-maturity deposits	584	(1,313)	(729)
Time deposits	2,363	(1,167)	1,196
Borrowings	136	188	324

Total interest expenses	3,083	(2,292)	791

Net interest income	$8,295	$2,233	$10,528

Interest income increased approximately $11.3 million, or 59.9%. This increase was caused by approximately $817.1 million or 55.8% increase in the average balance of interest-earning assets and a shift in the mix of interest earning assets. During the quarter ending September 30, 2011, loans comprised 90.8% of total interest-earning assets as compared to 86.7% for the same period in 2010. The improvement in the average rate earned on total average interest earning assets is partly attributable to the higher percentage allocation to loans relative to lower earning assets such as federal funds sold and investment securities. For the quarter ending September 30, 2011, the average rate for interest-earning assets increased 13 basis points as compared to the same period in 2010.

Interest income on investment securities increased approximately $128 thousand, or 12.0%. The average balance of investments held by the Bank increased from $175.5 million at September 30, 2010 to $204.7 million at September 30, 2011, which resulted in an increase of approximately $178 thousand in interest income. The average interest rate earned on securities for the quarter ending September 30, 2011 decreased 10 basis points when compared to the same period in 2010.

Average yields on loans remained stable at 5.57% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The Federal Reserve maintained the intended federal funds target rate in the range of 0 basis points to 25 basis points during both three-month periods ended September 30, 2011 and 2010. This rate continues to place downward pressure on the prime rate and all other lending rates. Fixed rate and adjustable rate loans, which represent approximately 24.3% and 41.0%, respectively, of total average loans held at September 30, 2011, do not reprice immediately when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 74.4% of our total variable rate loans at September 30, 2011 contain interest rate floors. Conversely, any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products may experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $791 thousand, or 14.3%, during the three months ended September 30, 2011 compared to the same period in 2010. This increase was caused by approximately $653.5 million or 50.1% increase in the average balance of interest-bearing liabilities, which resulted in approximately $3.1 million increase to interest expense. This increase, however, was predominately offset by a 40 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $2.3 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the FCEC Merger and our efforts to reduce rates paid on deposits while still remaining competitive in our markets.

The amortization of premiums and discounts on interest-earning assets and interest-bearing liabilities acquired in the FCEC Merger had a positive impact on the net interest margin. Exclusive of these items, the yield on interest earning assets would have been 5.01%, the cost of interest bearing liabilities would have been 1.40%, and net interest margin would have been 3.83% for the three months ended September 30, 2011.

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

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010
	(dollars in thousands)
Balance at beginning of period	$11,869	$11,619
Provision for loan losses	1,300	1,600
Charge-offs:
Commercial:
Industrial	(502)	(113)
Real estate	—	—
Construction	—	—
Consumer:
Home equity line	—	(65)
Other	(437)	(62)
Residential mortgages	(323)	(271)

Total charge-offs	(1,262)	(511)

Recoveries:
Commercial:
Industrial	18	6
Real estate	—	—
Construction	—	—
Consumer:
Home equity line	—	—
Other	—	1
Residential mortgages	—	2

Total recoveries	18	9

Net charge-offs	(1,244)	(502)

Balance at end of period	$11,925	$12,717

We continue to operate in a challenging economic environment. We have adjusted our allowance for loan loss in accordance with our assessment process, which took into consideration risks related to the overall composition of our loan portfolio, the status of the current economic environment and other qualitative factors, and the results of our risk assessment process over delinquent and problem loans. The provision for loan losses for the three months ended September 30, 2011 totaled $1.3 million, a decrease of $300 thousand compared to the same period in 2010. The gross loan charge-offs that were applied to the allowance for loan loss during the three months ended September 30, 2011 consisted of 4 commercial industrial loans, 5 other consumer loans, and 4 residential mortgage loans and totaling $1.3 million. Net allowance for loan loss charge-offs were 0.24% of average loans on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.58% at September 30, 2011, compared to 0.65% at December 31, 2010.

The following table presents changes in the credit quality adjustment on loans purchased for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010
	(dollars in thousands)
Balance at beginning of period	$17,828	$1,676
Credit fair value adjustment mark	—	—
Net Loan Accretion	(1,186)	(95)
Charge-offs:
Commercial:
Industrial	(356)	(50)
Real estate	(8)	—
Construction	—	—
Consumer:
Home equity line	(52)	(5)
Other	(70)	(45)
Residential mortgages	(587)	—

Total charge-offs	(1,073)	(100)

Recoveries:
Commercial:
Industrial	128	8
Real estate	10	—
Construction	—	—
Consumer:
Home equity line	3	—
Other	16	20
Residential mortgages	—	—

Total recoveries	157	28

Net charge-offs	(916)	(72)

Balance at end of period	$15,726	$1,509

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the three months ended September 30, 2011 consisted of 7 commercial industrial loans, 1 commercial real estate loan, 2 consumer home equity lines, 8 other consumer loans, and 3 residential mortgages totaling $1,073 thousand. Net credit mark charge-offs were 0.18% of average loans for the third quarter 2011 on an annualized basis.

The total gross loan charge-offs during the three months ended September 30, 2011 consisted of 34 loans totaling $2.3 million. Net total loan charge-offs were 0.41% of average loans for the three months ended September 30, 2011 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan loss, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.36% at September 30, 2011, compared to 1.66% at December 31, 2010. See an explanation of the Non-GAAP measures later in this filing within Management’s Discussion and Analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at September 30, 2011. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at September 30, 2011. We believe that the allowance for loan loss is appropriate based on applicable accounting standards.

Noninterest Income

In addition to our focus on increasing net interest income through growth of interest-earning assets and expansion in our net interest margin, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

Noninterest income was approximately $5.7 million and $3.0 million for the three months ended September 30, 2011 and 2010, respectively.

The following table presents the components of noninterest income:

	September 30, 2011	September 30, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Service charges on deposit accounts	$1,130	$832	$298	35.8%
Fiduciary fees and brokerage commissions	905	87	818	940.2%
Other service charges, commissions and fees	1,003	493	510	103.4%
Gain on sale of mortgage loans originated for sale	1,076	656	420	64.0%
Impairment losses on securities available for sale	—	(70)	70	(100.0)%
Increase in cash surrender value of bank owned life insurance	390	566	(176)	(31.1)%
Other income	1,179	414	765	184.8%

Total noninterest income	$5,683	$2,978	$2,705	90.8%

The $2.7 million or 90.8% increase in total noninterest income from the three months ended September 30, 2010 to the same period in 2011 is distributed across most noninterest income categories as a result of the FCEC Merger and gains on sales of securities. Fiduciary fees and brokerage commissions increased due to income received from the Wealth Management Division which was acquired as part of the FCEC Merger. As of September 30, 2011, the Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $464.3 million. Gains on the sale of investment securities, which are incorporated into other income, were $884 thousand and $248 thousand for the quarters ending September 30, 2011 and September 30, 2010, respectively.

Noninterest Expense

The following table presents the components of noninterest expenses for the three months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010	Increase
			$	%
	(dollars in thousands)
Salaries and employee benefits	$9,770	$5,521	$4,249	77.0%
Occupancy and equipment	4,031	1,805	2,226	123.3%
Amortization of intangible assets	343	160	183	114.4%
FDIC insurance premiums	526	564	(38)	(6.7)%
Advertising and promotion	508	231	277	119.9%
Data processing	1,162	740	422	57.0%
Communication	298	278	20	7.2%
Professional service fees	700	385	315	81.8%
Other operating expenses	2,068	1,149	919	80.0%
Restructuring charges	61	—	61	n/a
Merger related expenses	(92)	117	(209)	(178.6)%

Total noninterest expenses	$19,375	$10,950	$8,425	76.9%

Salary and employee benefits increased $4.2 million or 77.0% for the three months ending September 30, 2011 when compared to September 30, 2010. The increased level of salary expense was primarily driven by personnel costs in connection with the FCEC Merger. In addition to the FCEC merger, we added additional personnel to our operations, finance, credit and lending departments to support our growth between September 30, 2010 and September 30, 2011. We also implemented general merit increases for all eligible employees between September 30, 2010 and September 30, 2011.

Occupancy and equipment expense increased $2.2 million or 123.3%. The increase was principally related to the FCEC Merger. Additional increases to occupancy and equipment expense related to additional branch offices during 2010 and 2011 and a second corporate center building which we occupied beginning in the fourth quarter of 2010.

Advertising and promotion expenses for the three months ending September 30, 2011 exceeded that of the same period in 2010 due to the expanded geographic area of the Company.

The costs related to data processing and communications expenses increased as a result of the FCEC Merger, which caused increased processing volume by our core bank processing system and increased communications expenses for phone and internet usage and upgraded services.

Professional service expense increases are directly related to increased audit, consulting and legal services given the rapid growth in the Bank, between September 30, 2010 and September 30, 2011.

Restructuring charges totaled $61 thousand for the three months ended September 30, 2011 relating to losses incurred in connection with the wind down of the acquired First Chester residential mortgage operations. Merger expenses totaled ($92) thousand for the three months ended September 30, 2011 as a result of the final adjustment of merger expense accruals recorded at December 31, 2010, which were based on estimates at that time.

Other operating expenses increased $919 thousand or 80.0% that were principally a result of the FCEC Merger.

Income Tax Expense

Income tax expense was $2.7 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate for the three months ended September 30, 2011 was 30.2%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities, which had the greatest impact in reducing our effective tax rate. Our effective tax rate was 33.8% for the three months ended September 30, 2010. The statutory tax rates for 2011 and 2010 were 35.0% and 34.0%, respectively.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Net Interest Income

Net interest income increased $34.3 million or 89.5% to approximately $72.6 million for the nine months ended September 30, 2011, as compared to approximately $38.3 million for 2010.

The following table provides a comparative average balance sheet and net interest income analysis for the nine months ended September 30, 2011 as compared to the same period in 2010. Interest income and average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2011 and 34% for 2010.

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets:
Federal funds sold and other (1)	$15,821	$15	0.13%	$20,010	$98	0.65%
Investment securities (2)	197,883	3,732	2.52%	181,018	3,358	2.48%
Loans (3)	2,093,762	87,243	5.57%	1,202,259	51,632	5.74%

Total interest-earning assets	2,307,466	90,990	5.27%	1,403,287	55,088	5.25%

Other assets	291,716			150,828

Total assets	$2,599,182			$1,554,115

Interest-bearing liabilities:
Interest-bearing non-maturity deposits	$1,045,110	4,347	0.56%	$749,017	6,470	1.15%
Time deposits	852,020	9,928	1.56%	425,697	7,175	2.25%
Borrowings	104,281	3,981	5.10%	85,691	2,985	4.66%

Total interest-bearing liabilities	2,001,411	18,256	1.22%	1,260,405	16,630	1.76%

Noninterest-bearing transaction accounts	310,712			114,534
Other liabilities	30,515			14,138
Equity	256,544			165,038

Total liabilities and equity	$2,599,182			$1,554,115

Net interest spread			4.05%			3.48%
Net interest income and interest rate margin FTE		$72,734	4.21%		$38,458	3.66%

Tax equivalent adjustment		(262)			(135)

Net interest income		$72,472			$38,323

Ratio of average interest-earning assets to average interest-bearing liabilities	115.3%			111.3%

(1)	Amounts exclude cash balances held at the Federal Reserve and any interest earned thereon.
(2)	The average yields for investment securities available for sale are reported on a fully taxable-equivalent basis at a rate of 35% for 2011 and 34% for 2010.
(3)	Average loan balances include non-accrual loans.

The following table summarizes the changes in FTE interest income and expense due to changes in average balances (volume) and changes in rates:

	Nine Months Ended September 30, 2011 vs. September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Federal funds sold	$(21)	$(62)	$(83)
Investment securities	313	61	374
Loans	38,286	(2,675)	35,611

Total interest income	38,578	(2,676)	35,902

Interest expense:
Interest-bearing non-maturity deposits	2,558	(4,681)	(2,123)
Time deposits	7,186	(4,433)	2,753
Borrowings	648	348	996

Total interest expenses	10,392	(8,766)	1,626

Net interest income	$28,186	$6,090	$34,276

Interest income increased approximately $35.9 million, or 65.4%. This increase was caused by approximately $904.2 million or 64.4% increase in the average balance of interest-earning assets, which resulted in approximately $38.6 million increase to interest income and a shift in the mix of interest earning assets. During the nine months ending September 30, 2011, loans comprised 90.7% of total average interest-earning assets as compared to 85.7% for the same period in 2010. The improvement in the average rate earned on total average interest earning assets is partly attributable to the higher percentage allocation to loans relative to lower earning assets such as federal funds sold and investment securities. For the nine months ending September 30, 2011, the average rate for interest-earning assets increased 2 basis points as compared to the same period in 2010.

Interest income on investment securities increased approximately $374 thousand, or 11.1%. The average balance of investments held by the Bank increased from $181.0 million at September 30, 2010 to $197.9 million at September 30, 2011, which resulted in an increase of approximately $313 thousand in interest income. The interest rates earned on securities as compared to prior year increased 4 basis points on the average rate for an increase of interest income of $61 thousand.

Average yields on loans decreased 17 basis points or 3.0%, from 5.74% during the nine months ended September 30, 2010 to 5.57% during the nine months ended September 30, 2011. The Federal Reserve maintained the intended federal funds target rate within a range between 0 basis points and 25 basis points during both nine month periods ended September 30, 2011 and 2010. This rate continues to place downward pressure on the prime rate and all other lending rates. Fixed rate and adjustable rate loans, which represent approximately 24.3% and 41.0%, respectively, of total average loans held at September 30, 2011, do not reprice immediately when short-term rates decline. Additionally, the total effect of downward loan repricing on variable rate loans will not coincide with the decrease in the aforementioned rates due to the fact that approximately 74.4% of our total variable rate loans at September 30, 2011 contain interest rate floors. Conversely, any benefit associated with an increase in interest rates in the future might not be immediately realized due to the use of interest rate floors. Presumably, an increase in future interest rates would cause repricing in all assets and liabilities linked to variable rate indices; however, as deposit products would experience any increase on a relatively immediate basis, loan products with floors in place would require a rate increase such that the resulting rate earned on the loan would exceed the floor. Refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk for a more detailed discussion of interest rate risk.

Interest expense increased $1.6 million, or 9.8%, during the nine months ended September 30, 2011 compared to the same period in 2010. This increase was caused by approximately $741.0 million or 58.8% increase in the average balance of interest-bearing liabilities, which resulted in approximately $10.4 million increase to interest expense. This increase, however, was predominately offset by a 54 basis point reduction in the average rate paid on interest-bearing liabilities, which resulted in a reduction of interest expense of approximately $8.8 million. This reduction in average rates paid on interest-bearing liabilities was the result of lower rates paid on interest-bearing non-maturity deposit accounts and time deposits, which can be attributed to both the low cost deposits acquired through the FCEC Merger and our efforts to reduce rates paid on deposits while still remaining competitive in our markets.

The amortization of premiums and discounts on interest-earning assets and interest-bearing liabilities acquired in the FCEC Merger had a positive impact on the net interest margin. Exclusive of these items, the yield on interest earning assets would have been 5.07%, the cost of interest bearing liabilities would have been 1.40%, and net interest margin would have been 3.86% for the nine months ended September 30, 2011.

Provision for Loan Losses and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Balance at beginning of period	$14,053	$9,695
Provision for loan losses	4,450	4,950
Charge-offs:
Commercial:
Industrial	(1,357)	(915)
Real estate	(8)	(266)
Construction	(4,250)	—
Consumer:
Home equity line	—	(265)
Other	(574)	(291)
Residential mortgages	(582)	(271)

Total charge-offs	(6,771)	(2,008)

Recoveries:
Commercial:
Industrial	53	75
Real estate	120	—
Construction	—	2
Consumer:
Home equity line	9	—
Other	11	1
Residential mortgages	—	2

Total recoveries	193	80

Net charge-offs	(6,578)	(1,928)

Balance at end of period	$11,925	$12,717

We continue to operate in a challenging economic environment. We have adjusted our allowance for loan loss in accordance with our assessment process, which took into consideration risks related to the overall composition of our loan portfolio, the status of the current economic environment and other qualitative factors, and the results of our risk assessment process over delinquent and problem loans. The provision for loan losses for the nine months ended September 30, 2011 totaled $4.5 million, a decrease of $500 thousand compared to the same period in 2010. The gross loan charge-offs that were applied to the allowance for loan loss during the nine months ended September 30, 2011 consisted of 13 commercial industrial loans, 1 commercial real estate loan, 1 commercial construction loan relationship, 9 other consumer loans, and 11 mortgage loans totaling $6.8 million. The increase in charge-offs was primarily caused by a $4.3 million charge off on a commercial loan relationship totaling $5.0 million which had been identified as non-performing during the first quarter of 2010. Though the loan was to be secured by pledges of loans and mortgages securing the loans extended to third parties, the collateral positions had not been perfected resulting in the loan being unsecured. The borrower had agreed to refinance the credit with additional collateral and cash flows from a newly formed entity, which agreement was contained within a plan of reorganization filed with the bankruptcy court in May 2011. However, the lead bank in this agreement withdrew from the financing arrangement in July 2011. Based upon its evaluation of the status of the bankruptcy proceedings and negotiations with the borrower, the Company believed that it was appropriate to charge off $4.3 million related to this credit during the second quarter of 2011. Net allowance for loan loss charge-offs were 0.42% of average loans on an annualized basis. Our allowance for loan loss as a percentage of loans was 0.58% at September 30, 2011, compared to 0.65% at December 31, 2010.

The following table presents changes in the credit quality adjustment on loans purchased for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Balance at beginning of period	$21,693	$2,942
Credit fair value adjustment mark	—	—
Net Loan Accretion	(4,518)	(495)
Charge-offs:
Commercial:
Industrial	(427)	(377)
Real estate	(58)	(160)
Construction	—	—
Consumer:
Home equity line	(604)	(19)
Other	(98)	(210)
Residential mortgages	(587)	(263)

Total charge-offs	(1,774)	(1,029)

Recoveries:
Commercial:
Industrial	239	27
Real estate	23	—
Construction	—	—
Consumer:
Home equity line	9	1
Other	54	61
Residential mortgages	—	2

Total recoveries	325	91

Net charge-offs	(1,449)	(938)

Balance at end of period	$15,726	$1,509

The gross loan charge-offs that were applied to the credit quality adjustment on purchased loans for the nine months ended September 30, 2011 consisted of 12 commercial industrial loans, 3 commercial real estate loans, 12 consumer home equity lines, 21 Other consumer loans, and 3 residential mortgage loans totaling $1.8 million. Net credit mark charge-offs were 0.09% of average loans for the nine months ended September 30, 2011 on an annualized basis.

The total gross loan charge-offs during the nine months ended September 30, 2011 consisted of 86 loans totaling $8.5 million. Net total loan charge-offs were 0.51% of average loans for the nine months ended September 30, 2011 on an annualized basis. Our adjusted (Non-GAAP) allowance for loan loss, that is the allowance for loan losses adjusted to include the credit quality adjustment on loans purchased, as a percentage of loans was 1.36% at September 30, 2011, compared to 1.66% at December 31, 2010. See an explanation of the Non-GAAP measures later in this filing within Management’s Discussion and Analysis of our loan portfolio performance. Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan loss is adequate to meet probable incurred loan losses at September 30, 2011. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at September 30, 2011. We believe that the allowance for loan loss is appropriate based on applicable accounting standards.

Noninterest Income

Noninterest income was approximately $15.9 million and $7.3 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the components of noninterest income:

	September 30, 2011	September 30, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Service charges on deposit accounts	$3,367	$2,377	$990	41.6%
Fiduciary fees and brokerage commissions	2,868	225	2,643	1,174.7%
Other service charges, commissions and fees	2,857	1,563	1,294	82.8%
Gain on sale of mortgage loans originated for sale	3,672	1,250	2,422	193.8%
Impairment losses on securities available for sale	(63)	(138)	75	54.3%
Increase to cash surrender value of bank owned life insurance	1,186	1,300	(114)	(8.8)%
Other income	1,966	772	1,194	154.7%

Total noninterest income	$15,853	$7,349	$8,504	115.7%

The $8.5 million or 115.7% increase in total noninterest income from the nine months ending September 30, 2010 to the same period in 2011 is distributed across most noninterest income categories as a result of the FCEC Merger and gains on sales of securities. Gains on the sale of investment securities, which are incorporated into other income, were $1.02 million and $287.5 thousand for the nine months ending September 30, 2011 and September 30, 2010, respectively. Fiduciary fees and brokerage commissions increased due to income received from Wealth Management Division which was acquired as part of the FCEC Merger. As of September 30, 2011, the Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $464.3 million.

Noninterest Expense

The following table presents the components of noninterest expenses for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010	Increase
			$	%
	(dollars in thousands)
Salaries and employee benefits	$34,177	$15,906	$18,271	114.9%
Occupancy and equipment	12,353	5,236	7,117	135.9%
Amortization of intangible assets	1,093	496	597	120.4%
FDIC insurance premiums	2,184	1,500	684	45.6%
Advertising and promotion	1,770	740	1,030	139.2%
Data processing	3,413	1,894	1,519	80.2%
Communication	1,377	771	606	78.6%
Professional service fees	2,862	1,197	1,665	139.1%
Impairment of long-lived assets	—	920	(920)	(100.0)%
Other operating expenses	8,157	3,501	4,656	133.0%
Restructuring charges	1,635	—	1,635	n/a
Merger related expenses	693	304	389	128.0%

Total noninterest expenses	$69,714	$32,465	$37,249	114.7%

Salary and employee benefits increased $18.3 million or 114.9% for the nine months ending September 30, 2011 when compared to September 30, 2010. The increased level of salary expense was primarily driven by personnel costs in connection with the FCEC Merger. In addition to the FCEC Merger, we added personnel to our operations, finance, credit and lending departments to support our growth between September 30, 2010 and September 30, 2011. We also implemented general merit increases for all eligible employees between September 30, 2010 and September 30, 2011.

Occupancy and equipment expense increased $7.1 million or 135.9%. Additional increases to occupancy and equipment expense related to additional branch offices during 2011 and a second corporate center building which we occupied beginning in the fourth quarter of 2010.

As of April 1, 2011, FDIC insurance premiums are no longer based on the level of insured deposits. Rather the assessment is based on average total assets less average tangible equity. The increase in FDIC insurance premiums of $684 thousand for the nine months ended September 30, 2011 as compared to September 30, 2010 is principally due to the increase in the Bank’s average total assets less average tangible equity.

Advertising and promotion expenses for the nine months ending September 30, 2011 exceeded that of 2010 due to the FCEC Merger that was completed during December of 2010, which resulted in additional signage and advertising needs to communicate with our customers during the first quarter of 2011. Additionally, we initiated a checking account, a small business loan and a home equity line of credit campaign during 2011, which resulted in increased advertising costs during the nine months ending September 30, 2011.

The costs related to data processing and communications expenses increased as a result of the FCEC Merger, which caused increased processing volume by our core bank processing system and increased communications expenses for phone and internet usage and upgraded services.

Professional service expenses increases are directly related to increased audit, consulting and legal services given the rapid growth in the Bank, between September 30, 2010 and September 30, 2011.

Restructuring charges totaled $1.6 million for the nine months ended September 30, 2011. The restructuring charges included $617 thousand related to payments made to members of our Board of Directors who resigned from the Board following the FCEC Merger and $334 thousand incurred for lease termination costs and leasehold improvement write-off’s as a result of restructuring the acquired First Chester residential mortgage operations. The remaining increase relates primarily to liabilities related to legal proceedings, claims, and other liabilities directly related to the wind down of the acquired First Chester residential mortgage operations.

Other operating expenses increased $4.7 million or 133.0%. These increases were principally a result of the FCEC Merger.

Income Tax Expense

Income tax expense was $4.3 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate for the nine months ended September 30, 2011 was 30.1%. The effective tax rate was positively impacted by tax free income generated by the purchase of bank owned life insurance, dividends deductions for dividends paid on ESOP shares, and earnings from tax-exempt securities, which had the greatest impact in reducing our effective tax rate. Our effective tax rate was 32.1% for the nine months ended September 30, 2010. The statutory tax rates for 2011 and 2010 were 35.0% and 34.0%, respectively.

FINANCIAL CONDITION

Total Assets

Total assets decreased by $207.6 million, or 7.6%, to $2.54 billion at September 30, 2011 as compared to $2.75 billion at December 31, 2010. This decrease primarily related to a decrease in cash and due from banks of $103.3 million and a decrease in loans held for sale of $117.2 million. The decrease in loans held for sale is the direct result of the wind-down efforts related to the acquired First Chester residential mortgage operations, coupled with an overall decrease in residential mortgage loan demand due to current economic conditions.

Loans held for investment

Our gross loan balance decreased by $8.3 million, or 0.4%, to $2.06 billion as of September 30, 2011. During the first nine months of 2011, the outstanding balance of commercial loans and consumer loans grew $16.5 million and $7.6 million, respectively. These increases were offset by a decrease in the residential mortgage portfolio of $32.8 million. The decrease in residential mortgages is a product of our strategy to actively reduce our exposure to interest rate risk. The Company has experienced lower levels of loan originations than anticipated given the continued uncertain economic conditions and increased competition for high quality loans in the Company’s markets. However, we believe that there continues to be opportunities to bring quality existing credits into the Bank from our competitors, coupled with demand for commercial and consumer loans to credit qualified businesses and individuals within our market areas.

See the table below for a detail of the loan balances, net of unearned income and allowance for loan losses at September 30, 2011 and the changes from December 31, 2010:

	September 30, 2011	December 31, 2010	Increase (Decrease)
			$	%
	(dollars in thousands)
Commercial:
Industrial	$1,079,832	$1,073,666	$6,166	0.6%
Real estate	315,127	305,423	9,704	3.2%
Construction	184,423	183,729	694	0.4%
Consumer & other:
Home equity line	175,749	163,905	11,844	7.2%
Other	61,024	65,305	(4,281)	(6.6)%
Residential mortgages	247,337	280,154	(32,817)	(11.7)%

Total Loans	2,063,492	2,072,182	(8,690)	(0.4)%

Deferred costs (fees)	364	62	302	487.1%
Allowance for loan losses	(11,925)	(14,053)	(2,128)	(15.1)%

Net Loans	$2,051,931	$2,058,191	$(6,260)	(0.3)%

The commercial loan portfolio continues to be the largest component of our loan portfolio, representing 76.5% and 75.4% of total loans at September 30, 2011 and December 31, 2010, respectively. In addition, the Bank has $116.8 million in loan participations without recourse sold to unaffiliated banks through September 30, 2011, where the Bank maintains the servicing rights with these relationships. Currently, the Bank is participating in 31 loans purchased from unaffiliated banks. The total outstanding balance of these loans is $40.5 million. The borrowers on these loans are in-market customers.

Loans, held for sale

Loans originated and intended for sale in the secondary market are primarily residential mortgage loans originated through the Bank’s Graystone Mortgage Division. Loans held for sale decreased $117.2 million from $147.3 million at December 31, 2010 to $30.1 million at September 30, 2011. The decrease in loans held for sale is the direct result of the wind-down efforts of the acquired First Chester residential mortgage operations, coupled with an overall decrease in residential mortgage loan demand due to the current economic conditions.

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

Commercial Lending

The Bank’s commercial loan portfolio includes business term loans and lines of credit issued to small and medium size companies within our the market areas, some of which are secured in part by additional owner occupied real estate. Additionally, the Bank makes secured and unsecured commercial loans and extends lines of credit for the purpose of financing equipment purchases, inventory, business expansion, working capital, and other general business purposes. The terms of these loans generally range from less than 1 year to 7 years with a maximum interest rate term to not exceed 10 years and amortization periods not to exceed 25 years, carrying a fixed interest rate or a variable interest rate indexed to LIBOR or prime rate. It is the Bank’s standard practice to issue lines of credit due on demand, accruing interest at a variable interest rate indexed to either LIBOR or prime rate.

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

Additionally, the Bank offers construction and land development financing secured by the corresponding real estate and other collateral as necessary to meet the underwriting standards. Terms for construction and land development financing vary based on the depth of the project usually requiring a maximum loan-to-value ratio of 65% to 80% and a term typically ranging from 12 to 36 months. The construction/development loan application process includes the same criteria which are required for the permanent commercial mortgage loans, as well as a submission of completed plans, specifications, and cost estimates related to the proposed construction. The Bank uses these items in addition to an independent outside appraisal ordered from our approved appraisal list to determine the value of the subject property. The appraisal is an important component because construction loans involve additional risks related to advancing loan funds upon the security of the project under construction, which is of uncertain value prior to the completion of construction and subsequent pro-forma lease-up. Additional underwriting considerations for these projects include but are not limited to, market analysis, and the borrower’s debt service capacity during the project, environmental evaluations, and pre-sale activity.

Residential Real Estate Lending

The majority of the residential mortgage loans on our balance sheet were acquired through the FCEC Merger or the Graystone Merger. The Bank originates mortgage loans through its Graystone Mortgage Division to enable the Bank’s customers to finance residential real estate, both owner occupied and non-owner occupied, in the primary market areas. The Bank generally offers traditional fixed-rate and adjustable-rate mortgage (“ARM”) products, with monthly payment options, that have maturities up to 30 years, and maximum loan amounts generally up to $750 thousand.

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

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Total loans outstanding, net of unearned income	$2,093,951	$2,219,525
Daily average balance of loans	2,093,762	1,289,625

Non-accrual loans	$22,803	$17,722
Accruing loans greater than 90 days past due	5,837	1,425

Total non-performing loans	28,640	19,147

Other real estate owned	4,293	4,647

Total non-performing assets	$32,933	$23,794

Allowance for loan losses	$11,925	$14,053
Credit fair value adjustment on loans purchased	15,726	21,693

Adjusted (Non-GAAP) allowance for loan losses	$27,651	$35,746

Non-accrual loans to total loans (1)	1.12%	0.82%
Non-performing assets to total assets	1.30%	0.87%
Non-performing loans to total loans (1)	1.40%	0.89%
Allowance for loan losses to total loans(1)	0.58%	0.64%
Adjusted (Non-GAAP) allowance for loans losses to total loans (1)	1.36%	1.66%

Allowance for loan losses to non-performing loans	41.64%	73.40%
Adjusted (Non-GAAP) allowance for loan losses to non-performing loans	96.55%	186.69%

(1)	Total loans excludes purchased impaired loans accounted for under ASC 310-30 acquired as part of mergers and acquisitions. The total balance of these loans, net of fair value mark, is $54.7 million as of September 30, 2011, and $61.6 million as of December 31, 2010.

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

The accounting estimates for loan losses are subject to changing economic conditions. At September 30, 2011, the non-accrual loans totaled $22.8 million compared to $17.7 million at December 31, 2010. Of the $22.8 million of total non-accrual loans at September 30, 2011, $18.5 million or 81.2% related to commercial loans, $452 thousand or 2.0% to consumer loans and $3.8 million or 16.8% to residential mortgage loans.

As of September 30, 2011, total impaired loans were $71.8 million. Included in impaired loans are loans on which we have stopped accruing interest in accordance with the loan accounting policy and impaired loans purchased as a result of mergers and acquisitions. The Bank discontinues the accrual of interest on a loan when the contractual payment of principal or interest has become 90 days past due or we have serious doubts about further collectability of principal or interest, even though the loan is currently performing. The impaired loan balance includes $1.2 million of impaired loans acquired as part of the merger with Graystone Financial Corp., and $48.3 million of impaired loans as part of the FCEC Merger, which were recorded at their individual fair values as determined based on our estimate of future cash flows. In order to reflect these purchased loans at fair value, the carrying value of these loans was reduced at the time of the mergers. The fair value mark for these impaired loans was $30.0 million at September 30, 2011.

For the remaining impaired loans, we performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral. Based on these evaluations, we have determined that a reserve of $1.4 million is required against the impaired loans at September 30, 2011.

At September 30, 2011, the Bank performed a detailed review of the non-performing loans and of their related collateral and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. It is the Bank’s policy that non-performing loans will remain classified as non-performing until such time that the loan becomes current on all principal and interest payments and remains current for a period of six months. Loans where the original terms have been modified are not considered to be performing until the borrower demonstrates their performance under the modified terms for a period of at least six months.

During 2010, the banking industry experienced increasing defaults in mortgage loans coupled with decreasing values of real estate values as a result of an economic downturn. In addition, the prolonged economic downturn present throughout 2010 and continuing into 2011 contributed to delinquencies of $50.0 and $48.9 million as of December 31, 2010 and September 30, 2011, respectively.

Other real estate owned consists of twenty-five properties totaling $4.3 million at September 30, 2011. These properties have been acquired through the foreclosure process and are currently in the process of being sold. These properties are recorded at their lower of cost or fair value less costs to sell.

Securities Available for Sale

The following table presents the amortized cost and fair value of investment securities for September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	(dollars in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Equity securities	$132	$132	$195	$195
U.S Treasury securities	—	—	5,000	5,002
U.S Government sponsored agency securities	252	255	7,771	7,780
U.S. Government sponsored agency mortgage-backed securities	49,113	50,089	10,787	10,754
U.S. Government sponsored agency collateralized mortgage obligations	72,261	73,794	48,018	48,587
Municipal bonds	17,889	18,847	10,641	10,654
Municipal bonds - taxable	10,280	10,802	10,341	10,014
SBA pool loan investments	—	—	9,557	9,709

Total securities available for sale	$149,927	$153,919	$102,310	$102,695

At September 30, 2011, total available for sale securities were $153.9 million, an increase of $51.2 million from total available for sale securities of $102.7 million at December 31, 2010. Upon completion of the FCEC Merger during the fourth quarter 2010, we sold a majority of securities from the acquired the First Chester investment portfolio to realign the holdings with our overall investment strategy and investment policies. Funds from the sale of the securities acquired from the First Chester investment portfolio as well as funds held in cash and other short-term investments were used to purchase the investments.

During the first nine months of 2011, we identified three equity securities with unrealized losses that were deemed to be other than temporary in nature resulting in a $63 thousand impairment charge.

Bank-owned Life Insurance

At September 30, 2011, the total cash surrender value of the bank-owned life insurance (“BOLI”) was $40.9 million. The BOLI was purchased as a means to offset a portion of current and future employee benefit costs. The Bank's deposits and proceeds from the sale of investment securities were used to fund the BOLI. Earnings from the BOLI are recognized as other income and are treated as tax-free earnings. The BOLI is profitable from the appreciation of the cash surrender value of the pool of insurance, and its tax advantage.

Deposits

Total deposits at September 30, 2011 were $2.154 billion, a decrease of $146.1 million from total deposits of $2.300 billion at December 31, 2010.

The table below presents the increases in deposits by type at September 30, 2011 as compared to December 31, 2010.

	September 30, 2011		December 31, 2010		Increase/(Decrease)
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest bearing transaction accounts	$292,619	13.6%	$301,210	13.1%	$(8,591)	(2.9)%
Interest checking accounts	346,758	16.1%	305,701	13.3%	41,057	13.4%
Money market accounts	501,651	23.3%	651,760	28.3%	(150,109)	(23.0)%
Savings accounts	152,889	7.1%	160,305	7.0%	(7,416)	(4.6)%
Time deposits, other	859,855	39.9%	880,922	38.3%	(21,067)	(2.4)%

Total deposits	$2,153,772	100.0%	$2,299,898	100.0%	$(146,126)	(6.4)%

The Bank continues to manage the size, mix, and cost of the deposit portfolio with the goal of lowering current deposit costs and positioning the cost of the portfolio in the future. In-market non-maturity deposits have decreased by $130.0 million between December 31, 2010 and September 30, 2011. In-market time deposits decreased $24.0 million between December 31, 2010 and September 30, 2011. The decrease in money market and time deposits were the result of management’s focus on lowering the cost of deposits through decreases in money market interest rates and allowing higher cost short term time deposits to mature without renewal as we remained focused on our strategy of growing low-cost in-market deposits. We realized a decrease of 10 basis points in the weighted average rate of in-market deposits between December 31, 2010 and September 30, 2011.

The Bank uses various brokered deposit products as tools to manage deposit costs, interest rate risk, and the mix of deposits. The non-maturity deposit accounts include $73.9 million and $69.0 million of brokered deposits at September 30, 2011 and December 31, 2010, respectively. The brokered money market products are indexed to the one-month LIBOR and provide an effective funding source for LIBOR-indexed lending. The time deposits include $149.2 million and $183.1 million of brokered and quick rate time deposits at September 30, 2011 and December 31, 2010, respectively. The total brokered time deposits include reciprocal brokered time deposits of $35.5 million and $49.9 million at September 30, 2011 and December 31, 2010, respectively. Reciprocal brokered time deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. Overall, total brokered deposits decreased to $187.8 million or approximately 8.7% of the total deposits at September 30, 2011 as compared to $194.4 million or 8.5% of total deposits at December 31, 2010. Total brokered deposits, exclusive of reciprocal deposits, represented 7.1% and 6.3% of total deposits at September 30, 2011 and December 31, 2010, respectively.

Money market deposits at September 30, 2011 decreased by $150.1 million or 23.0% from December 31, 2010 as a result of a decrease in in-market deposits of $155.0 million, and an increase in brokered money market deposits of $4.9 million. Time deposit balances at September 30, 2011 decreased by $21.1 million or 2.4% from December 31, 2010. This decrease reflected a decrease of $19.5 million of out-of-market brokered and quick rate time deposits, and a decrease of $1.6 million of in-market time deposits in the Bank’s portfolio. We realized a decrease of 66 basis points in the weighted average rate of time deposits between December 31, 2010 and September 30, 2011. Time deposits represent 39.9% of total deposits at September 30, 2011 compared to 38.3% of total deposits at December 31, 2010.

The average balances and weighted average rates paid on deposits for the first nine months of 2011 and 2010 are presented in the table below:

	September 30, 2011		September 30, 2010		Increase/(Decrease) in average balance
	Average Balance	Average Rate	Average Balance	Average Rate	$	%
Non-interest bearing transaction accounts	$310,712	N/A	$114,534	N/A	$196,178	171.3%
Interest checking accounts	316,768	0.54%	114,829	0.43%	201,939	175.9%
Money market accounts	567,580	0.61%	551,394	1.40%	16,186	2.9%
Savings accounts	160,762	0.40%	82,794	0.52%	77,968	94.2%
Time deposits, other	852,020	1.56%	425,697	2.25%	426,323	100.1%

Total	$2,207,842	0.86%	$1,289,248	1.42%	$918,594	71.3%

As reflected above, we have decreased the average rate on our total deposits by 56 basis points between the first nine months of 2011 and the first nine months of 2010. We have been able to grow our deposits from an average of $1.289 billion to $2.208 billion between the nine months ended September 30, 2010 and the nine months ended September 30, 2011 primarily as a result of acquisition-related growth.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased by $55.0 million to $56 thousand at September 30, 2011 from $55.0 million at December 31, 2010. The decrease in short-term borrowings was due to the maturity of FHLB advances of $55.0 million during the first nine months of 2011. At December 31, 2010 and September 30, 2011, short-term borrowings consisted of advances from the Federal Home Loan Bank of Pittsburgh and current obligations under capital leases. Advances from the Federal Home Loan Bank of Pittsburgh totaled $0 and $55.0 million as of September 30, 2011 and December 31, 2010, respectively. The current obligation under capital leases was $56 thousand and $39 thousand as of September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, long-term debt of $87.9 million consisted of $48.7 million in advances from the FHLB that had a maturity of greater than one year, $21.0 million of subordinated debt, $15.6 million of junior subordinated debentures held in trusts and $2.6 million in obligations under capital leases. The total average rate incurred on borrowings and securities sold under agreement to repurchase during the first nine months of 2011 was 5.10% compared to an average rate of 4.66% during the first nine months of 2010.

Stockholders’ Equity and Capital Adequacy

Total stockholders’ equity for December 31, 2010 and September 30, 2011 was $256.6 million and $261.6 million, respectively. Total stockholders’ equity for the year to date includes increases from net income of $9.9 million, unrealized gains on securities available for sale of $2.3 million and equity proceeds received from the Dividend Reinvestment and Employee Stock Purchase Plans of $1.0 million offset by dividends declared of $8.4 million.

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital to average assets (as defined). As of September 30, 2011, we met the minimum requirements. In addition, our capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations.

On June 12, 2009, we issued, to private investors, $9.0 million of subordinated notes bearing an annual interest rate of 9.00% maturing on June 30, 2014. On February 5, 2010, we issued an additional $12.0 million in subordinated notes bearing annual interest of 9.00% maturing on June 30, 2015. Each note may be redeemed at our discretion and contains a maturity date of July 1, 2014. We contributed the net proceeds of $17.0 million from the sale of the notes to the Bank, as Tier 1 capital to support the Bank’s continued growth, including ongoing lending activities in its local markets. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, to the extent permitted. In accordance with applicable regulatory treatment one-fifth of the original principal amount of the Notes will be excluded each year from Tier 2 capital during the last five years prior to maturity.

The following table summarizes Graystone Tower Bank and Tower Bancorp, Inc.’s regulatory capital ratios in comparison to regulatory requirements:

	September 30, 2011	December 31, 2010	Minimum Capital Adequacy
Graystone Tower Bank
Total Capital (to Risk Weighted Assets)	13.10%	11.79%	8.00%
Tier I Capital (to Risk Weighted Assets)	12.48%	11.10%	4.00%
Tier I Capital (to Average Total Assets)	10.09%	12.57%	4.00%

	September 30, 2011	December 31, 2010	Minimum Capital Adequacy
Tower Bancorp, Inc.
Total Capital (to Risk Weighted Assets)	13.39%	13.24%	8.00%
Tier I Capital (to Risk Weighted Assets)	12.24%	11.83%	4.00%
Tier I Capital (to Average Total Assets)	9.92%	13.45%	4.00%

As shown in the table the September 30, 2011 ratio of the Tier I Capital (to Average Total Assets) decreases from December 31, 2010 by 244 basis points and 349 basis points for the Bank and the Company, respectively. This decrease is the result of realizing the full benefit of the First Chester acquisition from an equity perspective while the average assets only contributed 20 days to the ratio for the quarter.

Dividends paid are generally provided from dividends paid to us from the Bank. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current year earnings and the debt to equity ratio of the holding company must be below thirty percent. Additionally, we are required to consult with the Federal Reserve Board before declaring dividends and are directed to strongly consider eliminating, deferring, or reducing dividends we pay to our shareholders if (1) our net income available to shareholders for the past four quarters net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios. The Bank is subject to certain restrictions on the amount of dividends that it may declare due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings. As a result of the merger and acquisition, $24.4 million of accumulated earnings related to the pre-merger retained earnings of First National Bank of Greencastle and $37.9 million of accumulated earnings related to the pre-merger retained earnings of First National Bank of Chester County, were transferred and reclassified into additional paid-in capital of the Bank. Based on approval received from the Pennsylvania Department of Banking, these amounts have been included in amounts available for distribution as dividends. We declared the payment of dividends in January 2011 and in April 2011 of $0.28 per share outstanding and in July 2011 and October 2011 of $0.14 per share outstanding, in each case in excess of earnings for the preceding four quarters. We believed that the declaration and payment of such dividends did not jeopardize our ability to operate in a safe and sound manner. The Federal Reserve Bank of Philadelphia issued no objection letters regarding the quarterly payment of the dividends during 2011. The Board of Directors concluded that the current level of dividend payments was appropriate following careful consideration of management’s analysis of current and future earnings, coupled with the current economic conditions and regulatory environment facing the banking industry. We can give no assurance whether we will request or receive no objection from the Federal Reserve to declare and pay dividends in the future with respect to which the above described conditions are not met.

During the second quarter of 2009, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan (“Plan”) to provide the shareholders with the opportunity to use cash dividends, as well as optional cash payments of up to $50 per quarter, to purchase additional shares of our common stock. Pursuant to the Susquehanna Merger Agreement, the Company suspended the Plan effective June 21, 2011. During the first nine months of 2011, approximately $503 thousand in capital has been raised under the Plan. Since the Plan’s inception, the Plan has raised approximately $1.6 million.

Also during the second quarter of 2009, the Board of Directors and shareholders approved an Employee Stock Purchase Plan (“Employee Plan”) to provide the our employees with the opportunity to purchase shares of our common stock directly. As a result of the Susquehanna Merger Agreement, the Company suspended the Employee Plan effective July 1, 2011. During the first nine months of 2011, approximately $84 thousand in capital has been raised under the Employee Plan. Since the Employee Plan’s inception, the Employee Plan has raised approximately $291 thousand.

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

As of September 30, 2011, we had a maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”) of approximately $888.2 million, of which, approximately $49.1 million, exclusive of fair value adjustments, was used in the form of borrowings. Accordingly, we had unused borrowing capacity of $839.1 million at the FHLB. Based on the FHLB capital stock owned by the Bank as of September 30, 2011, we can access approximately $115.0 million of funding without the need to purchase additional FHLB stock. As of September 30, 2011, we had unsecured federal fund lines availability at five correspondent banks totaling $55.5 million. There were no funds drawn upon these facilities as of September 30, 2011.

We participate in obtaining wholesale funding sources in addition to core demand deposits. As of September 30, 2011, we had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits as an alternative source of funds in the amount of $35.5 million. We participate in a brokerage sweep program that provides for the deposit of funds with the benefit of insurance from the FDIC. The balance of this funding as of September 30, 2011 was approximately $73.9 million. We also issue brokered time deposits. As of September 30, 2011, the dollar amount of brokered time deposits, other than CDARS, was $78.4 million. Brokered deposits, exclusive of CDARS reciprocal deposits accounted for approximately 7.1% and 6.3% of total deposits as of September 30, 2011 and December 31, 2010, respectively. Time deposits comprise approximately $859.9 million or 39.9% of our deposit liabilities at September 30, 2011.

At September 30, 2011, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral or used in connection with customer repurchase agreements) totaled approximately $233.8 million or 10.8% of total deposits. This compares to $411.6 million, or 17.9%, of total deposits, at December 31, 2010. The decrease in liquid assets between December 31, 2010 and September 30, 2011 reflected a repositioning of the balance that included a reduction in loans held for sale and the reduction of cash balances to improve the net interest margin.

It is our opinion that our liquidity position at September 30, 2011, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

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

The interest rate characteristics and interest repricing characteristics of the loan portfolio at September 30, 2011 are set forth in the tables below. Adjustable-rate loans represent loans that are currently in a fixed-rate, but are subject to repricing to either a fixed or variable rate at the related next repricing date.

Interest Rate Characteristics	Percentage of Portfolio
Fixed-rate loans	24.3%
Adjustable-rate loans	41.0%
Variable-rate loans	34.7%

Total	100.0%

Repricing Structure	Percentage of Portfolio
One month or less	35.6%
Two to six months	6.7%
Six to twelve months	5.9%
One to two years	11.4%
Two to three years	9.1%
Three to five years	18.0%
Greater than five years	13.3%

Total	100.0%

As of September 30, 2011, the loan portfolio contained $734.1 million of loans in the variable-rate interest mode. Of these loans, 74.4% had interest rate floors. The majority of these loans are indexed to prime, 1-Month LIBOR, and 3-Month LIBOR (i.e. the index plus a spread). While the interest rate floors provide us with interest rate protection given that the prime rate and LIBOR rates, plus the applicable spread, are substantially below these floors, these loans will not generate incremental income in an upward rising environment until the floors have been pierced. The compression on net interest margin related to these relationships will be influenced by a number of variables including, but not limited to, the volatility of the respective indices, the speed at which rates rise, and the interest rate sensitivity of deposit costs. To date, we have elected to manage this risk without the use of derivative contracts.

As of September 30, 2011, the residential mortgage loan portfolio, exclusive of the loans held for sale, contained $247.7 million of mortgages of which $98.4 million will reprice over the next twelve months. The residential mortgage loan portfolio, exclusive of the loans held for sale that will reprice over the next twelve months have a current weighted average interest rate of approximately 4.75%. A majority of these mortgage loans are indexed to the one-year Treasury rate (i.e. the index plus a spread). In the current rate environment, these loans will reprice to new rates that are below the current contractual rates thereby putting pressure on net interest margin. In the event that the one-year Treasury rate rises, the loss of interest income from repricing will be lessened. We have been actively encouraging customers to refinance these loans into fixed-rate loans through our mortgage division as a means of locking in historically low interest rates. Furthermore, we expect that newly originated mortgage loan volume will principally be underwritten and sold into the secondary market through the Graystone Mortgage Division. To date, we have elected to manage this risk without the use of derivative contracts.

As of September 30, 2011, we reported deposit liabilities of approximately $2.2 billion and securities sold under agreements to repurchase of approximately $10.6 million. Comparatively, we reported deposit liabilities of approximately $2.3 billion and securities sold under repurchase agreements of approximately $6.6 million at December 31, 2010.

The maturity structure of the time deposit portfolio as of September 30, 2011 is summarized below.

Certificates of Deposits Maturity Structure	Dollars (millions)	Percentage
One month or less	$26.6	3.1%
Over one month through one year	471.1	54.8%
Over one year through two years	92.9	10.8%
Over two years	269.3	31.3%

Total	$859.9	100.0%

As noted above, approximately $497.7 million of time deposits with a weighted average rate of 1.62% will mature over the next year. Given existing market conditions, we expect to retain a significant portion of the maturing time deposit portfolio in the form of new time deposits or non-maturity deposit accounts at interest rates that are generally comparable or lower than the current rates of the time deposits maturing over the next year, except for that portion of the time deposit portfolio that we target for longer maturities. We are actively seeking to extend the weighted average life of the time deposit portfolio, which may result in renewing a portion of the time deposit portfolio at rates that are higher than the rates of time deposits maturing over the next year.

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

We use the following methodology in computing repricing gap. This methodology is noteworthy given the current interest rate environment. First, we classify variable-rate loans with current interest rates below loan floors as Rate Sensitive Assets. As of September 30, 2011, we have $546.3 million of loans that are currently in the variable rate mode with interest rates indexed to the prime rate, the one-month LIBOR, and the three-month LIBOR that are subject to contractual floors. The majority of these loans have current interest rates determined by the contractual floors. To the extent that these loans will not reprice until the floor has been pierced, these loans are technically not rate sensitive. However, for purposes of computing repricing gap, we have treated these loans as rate-sensitive to capture their behavior in more traditional interest rate environments. Second, we have classified all interest-bearing non-maturity deposits as repricing immediately. We believe that this methodology is more conservative in comparison to other methodologies that assume non-maturity deposits reprice across time. Lastly, we have classified the balance of cash on deposit at the Federal Reserve Bank as an asset that will reprice within “1 to 3 months” time period. We have used this treatment to reflect the daily, repricing of the Federal Funds effective rate and the deployment of such funds into investments and loans. We recognize that this methodology has the potential to highlight the inherent weaknesses of repricing gap analysis. For this reason, we emphasize the metrics of net interest income at risk and economic value of equity at risk when evaluating interest rate risk.

At September 30, 2011, our balance sheet was liability sensitive with a cumulative gap ratio at one year of approximately 90.3%. The gap ratio is within our policy guidelines. In large part, the liability sensitive position of the balance sheet is due to the transaction, savings and money market account balances in the deposit portfolio that are classified as repricing immediately as described above. The mix of the deposit portfolio is an intentional strategy designed to strengthen on-balance sheet liquidity, acquire lower cost in-market deposits, and address consumer demand for FDIC-insured liquid deposits. We believe the interest rate sensitivity of our non-maturity deposit portfolio is less than that of the prime rate. Accordingly, the lower level of interest rate sensitivity will partially mitigate the general effects of liability sensitivity. As of September 30, 2011, 87.3% of liability funding was originated within markets we serve.

The table below summarizes the repricing gap as of September 30, 2011.

	Repricing Gap Report as of September 30, 2011
	(dollars in thousands)
	1 to 3 Months	3 to 6 Months	6 to 12 Months	12 to 24 Months	24 to 36 Months	36 to 60 Months	Greater than 60 months / non-rate sensitive	Total
Assets
Cash, due from banks, and federal funds sold	$99,431	$—	$—	$—	$—	$—	$31,534	$130,965
Securities (1)	7,283	6,696	12,523	19,863	16,509	27,414	76,260	166,548
Loans	916,134	123,929	215,572	323,482	223,622	220,886	58,401	2,082,026
Other Assets	—	—	—	—	—	—	159,785	159,324

Total assets	$1,022,848	$130,625	$228,095	$343,345	$240,131	$248,300	$325,980	$2,539,324

Liabilities
Non-interest bearing deposits	$—	$—	$—	$—	$—	$—	$292,619	$292,619
Interest-bearing transaction and savings deposits	1,001,298						—	1,001,298
Time deposits	118,051	139,750	259,760	97,917	60,550	174,567	9,260	859,855

Total deposits	1,119,349	139,750	259,760	97,917	60,550	174,567	301,879	2,153,772
Borrowings, including repurchase agreements	10,611	—	—	5,000	9,000	12,000	61,887	98,498
Other liabilities	—	—	—	—	—	—	25,430	25,430

Total liabilities	$1,129,960	$139,750	$259,760	$102,917	$69,550	$186,567	$389,196	$2,277,700

	—	—	—	—	—	—	—	—
Equity	—	—	—	—	—	—	261,624	261,624

Total liabilities and equity	$1,129,960	$139,750	$259,760	$102,917	$69,550	$186,567	$650,820	$2,539,324

Period repricing gap	(107,112)	(9,125)	(31,665)	240,428	170,581	61,733	(324,840)
Cumulative repricing gap	(107,112)	(116,237)	(147,902)	92,526	263,107	324,840	0
Period repricing gap percentage	90.5%	93.5%	87.8%	333.6%	345.3%	133.1%	50.1%
Cumulative repricing gap percentage	90.5%	90.8%	90.3%	105.7%	115.5%	117.2%	100.0%

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

The table below summarizes the Net Interest Income at Risk modeling results as of September 30, 2011.

	Actual	Policy
Net Interest Income: Up 100 Bps (%)	1.74%	20.0%
Net Interest Income: Up 200 Bps (%)	5.73%	20.0%
Net Interest Income: Up 300 Bps (%)	9.72%	20.0%
Net Interest Income: Up 400 Bps (%)	13.55%	N/A

Net Interest Income: Down 100 Bps (%)	(2.17)%	20.0%

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

The table below summarizes the Economic Value of Equity at Risk as of September 30, 2011.

	Actual	Policy
Economic Value of Equity: Up 100 Bps (%)	(3.07)%	20.0%
Economic Value of Equity: Up 200 Bps (%)	(5.00)%	20.0%
Economic Value of Equity: Up 300 Bps (%)	(7.53)%	20.0%
Economic Value of Equity: Up 400 Bps (%)	(9.26)%	N/A

Economic Value of Equity: Down 100 Bps (%)	10.14%	20.0%

Market Price Risk

As of September 30, 2011, our investment portfolio had a market value of approximately $166.5 million. The investment portfolio is comprised of two separate components each of which is managed pursuant to a board approved investment policy. At the holding company level, we have a portfolio of equity securities of financial institutions (the “Equity Portfolio”) with a market value of approximately $132 thousand. At the bank level, the Bank has a portfolio with a market value of approximately $153.8 million comprised of debt securities summarized below and certain restricted investments related to business relationships with the Federal Home Loan Bank of Pittsburgh and a correspondent bank. As of December 31, 2010, we had an investment portfolio with a market value of approximately $117.4 million of which $117.2 million was held at the bank level and $195 thousand was held at the holding company level.

The investment portfolio held by the Bank increased $36.6 million during the nine months ended September 30, 2011 compared to December 31, 2010. The increase is the direct result of completing the investment portfolio restructuring following the FCEC merger. The investment portfolio consists mostly of agency CMO’s, agency mortgage backed securities, agency securities, and highly rated general obligation municipal bonds. The weighted average life of the bank investment portfolio is 3.50 years. The weighted average life of the bank investment portfolio has decreased 0.06 years between December 31, 2010 and September 30, 2011. We believe that the off balance sheet liquidity sources of the bank and the ability to raise in-market deposits at reasonable prices adequately mitigates the cash flow variability of the investment portfolio.

The securities available for sale in the bank portfolio at September 30, 2011 consisted of U.S. Government agency securities, U.S. Government agency mortgage-backed securities; U.S. Government Agency collateralized mortgage obligations, and municipal bonds. The Government National Mortgage Association collateralized mortgage obligations are secured by the full, faith, credit and taxing power of the United States of America and carry a zero risk weighting for regulatory capital purposes.

The table below summarizes the maturity structure of the portfolio as of September 30, 2011.

	Within 1 year		After 1 year but within 5 years		After 5 years but within 10 years		After 10 years		Total
	(dollars in thousands)
	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield	Fair Value	W/A yield
U.S Government sponsored agency securities	—	—	255	1.02%	—	—	—	—	255	1.02%
Municipal bonds (1)	1,454	3.00%	3,436	3.79%	8,262	4.07%	16,497	3.95%	29,649	3.92%
Asset-backed securities (2)	—	—		—	—	—	—	—	123,883	2.69%
Other securities (3)	—	—	—	—	—	—	—	—	12,629	—

Graystone Tower Bank Portfolio	$1,454		$3,691		$8,262		$16,497		$166,416	2.70%

Investment portfolio of equity securities held at the holding company									132

Total investment securities									$166,548

(1)	Municipal securities include both non-taxable and taxable municipal bonds.
(2)	Asset-backed securities include U.S. Government sponsored agency mortgage-backed securities and U.S. Government sponsored agency collateralized mortgage obligations.
(3)	Equity investments in business relationship banks such as the Federal Home Loan Bank and correspondent banks.

Item 4.	Controls and Procedures.

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to information required to be included in our periodic Securities and Exchange Commission filings.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2011, Stephan Bushansky, a purported shareholder of the Company, filed a purported shareholder derivative action in the Court of Common Pleas of Dauphin County, Pennsylvania captioned Bushansky v. Tower Bancorp, Inc., et al., No. 2011 CV 6519EQ (the “Dauphin County Lawsuit”). The lawsuit names as defendants the Company, each of the current members of the Company’s Board of Directors (the “Director Defendants”) and Susquehanna. The complaint alleges that the Director Defendants breached their fiduciary duties by failing to maximize stockholder value in connection with the proposed merger with Susquehanna and also alleges that the Company and Susquehanna aided and abetted those alleged breaches of fiduciary duty. The complaint seeks injunctive relief to prevent the consummation of the Company’s pending merger with Susquehanna or, in the event the merger is consummated, damages resulting from the defendants’ alleged wrongful conduct.

On September 26, 2011, Edgar L. Johnson, Jr., another purported shareholder of the Company, filed a separate purported shareholder derivative action in the United States District Court for the Middle District of Pennsylvania captioned Johnson v. Tower Bancorp, Inc., et al., No. 1:11-CV-01777-WWC (the “Federal Lawsuit” and, together with the Dauphin County Lawsuit, the “Lawsuits”). The Federal Lawsuit names as defendants the Company and each of the current members of the Company’s Board of Directors and alleges, among other things, that the Company directors breached their fiduciary duties in connection with its approval of the merger agreement with Susquehanna in that the consideration offered to the Company’s shareholders was alleged to be inadequate and the process used to negotiate the merger agreement was alleged to be unfair, and that such breaches of fiduciary duty were exacerbated by preclusive transaction protection devices. The complaint seeks, among other things, an unspecified amount of monetary damages and injunctive relief.

The Federal Lawsuit also alleges that the disclosure contained in the preliminary joint proxy statement/prospectus, dated August 17, 2011 (the “Joint Proxy Statement/Prospectus”) and included in the registration statement on Form S-4 filed by Susquehanna with the Securities and Exchange Commission (the “SEC”) (File No. 333-176367) (the “Registration Statement”), failed to provide required material information necessary for the Company’s shareholders to make a fully informed decision concerning the Susquehanna Merger Agreement and the transactions contemplated thereby.

Also in connection with the proposed merger with Susquehanna, the Company has received three letters from attorneys representing three separate purported shareholders, including Messrs. Bushansky and Johnson (the three purported shareholders being collectively referred to in the remainder of this discussion as the “Plaintiffs”), demanding that the Board remedy alleged breaches of fiduciary duties in connection with the merger (the “Demand Letters”). The Demand Letters assert that the Company’s directors breached their fiduciary duties by causing the Company to enter into the Susquehanna Merger Agreement. Among other things, the Demand Letters allege that the merger is unfair to the Company’s shareholders. The Demand Letters request that the Company’s board terminate the Susquehanna Merger Agreement or take action to, among other things, ensure that the consideration paid to the Company’s shareholders is fair and to recover alleged damages on behalf of the Company.

On September 28, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and the other named defendants entered into a Memorandum of Understanding with the Plaintiffs. Under the terms of the memorandum, the Company, the other named defendants and the Plaintiffs have agreed to settle the Lawsuits and demands subject to court approval. Pursuant to the terms of the memorandum, the Company agreed to make available additional information to its shareholders. The additional information is contained in the definitive Joint Proxy Statement/Prospectus included in an amendment to the Registration Statement filed by Susquehanna with the SEC. In return, the Plaintiffs have agreed to the dismissal of the Lawsuits and to withdraw all motions filed in connection with such lawsuit, and to withdraw any previous demands, subject to confirmatory discovery being conducted by Plaintiffs. If the court approves the settlement contemplated in the memorandum, the Lawsuits will be dismissed with prejudice. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the Susquehanna Merger Agreement, and any disclosure made in connection therewith. In connection with the settlement, Plaintiffs intend to seek an award of attorneys’ fees and expenses not to exceed $332,500, subject to court approval, and the Company has agreed not to oppose Plaintiffs’ application. The amount of the fee award to class counsel will ultimately be determined by the court. This payment will not affect the amount of merger consideration to be paid in the merger. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated.

The Company and the other named defendants have vigorously denied, and continue to vigorously deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were alleged in the Lawsuits and Demand Letters, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and are entering into the contemplated settlement solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in this Quarterly Report on Form 10-Q, the Memorandum of Understanding or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the additional information contained in the definitive Joint Proxy Statement/Prospectus filed by Susquehanna with the SEC and mailed to Company and Susquehanna shareholders.

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

The merger agreement contains terms and conditions that make it more difficult for us to engage in a business combination with a party other than Susquehanna. Subject to limited exceptions, we are required to convene a special meeting of shareholders and our board of directors is required to recommend approval of the merger agreement. If our board of directors determines to accept a superior acquisition proposal from a competing third party, we will be obligated to pay a $13.5 million termination fee to Susquehanna. A competing third party may be discouraged from considering or proposing an acquisition of us, including an acquisition on better terms than those offered by Susquehanna, due to the termination fee and our obligations under the merger agreement. Further, the termination fee might result in a potential competing third party acquirer proposing a lower per share price than it might otherwise have proposed to acquire us.

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

In addition, relative prices of Susquehanna common stock and Tower common stock are likely to change between the date of the joint proxy statement/prospectus mailed to Tower shareholders in connection with the special meeting at which Tower shareholders will be asked to approve the merger, the date of the special meeting, the deadline by which Tower shareholders will be required to elect the form of merger consideration they prefer to receive, and the date that the merger is completed. The market prices of Susquehanna and Tower common stock may change as a result of a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of Susquehanna and Tower. As Susquehanna and Tower market share prices fluctuate, the value of the shares of Susquehanna common stock that a Tower shareholder will receive will correspondingly fluctuate. It is impossible to predict accurately the market price of Susquehanna common stock upon, or after completion of, the merger. Accordingly, it is also impossible to predict accurately the market value of the consideration to be received by shareholders of Tower in the merger upon their exchange of shares of Tower common stock for shares of Susquehanna common stock.

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

Three individuals claiming to be shareholders of Tower have made separate demands under Pennsylvania law on Tower’s board of directors, requesting the board to remedy alleged failures to engage in an independent and fair process in connection with the merger. Two of these individuals have filed separate shareholder derivative actions challenging Tower’s pending merger with Susquehanna, and alleging, among other things, that Tower’s directors failed to fulfill their fiduciary duties with regard to the merger with Susquehanna. The plaintiffs in these actions generally seek, among other things, injunctive relief to prevent the consummation of Tower’s merger with Susquehanna or, in the event the merger is consummated, monetary damages. Tower and Susquehanna also could be subject to additional demands or litigation related to the merger whether or not the merger is consummated.

On September 28, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation, Tower and the other named defendants entered into a Memorandum of Understanding with the plaintiffs in both lawsuits and the purported shareholder who submitted the third demand letter. Under the terms of the memorandum, Tower, the other named defendants and the plaintiffs have agreed to settle the lawsuits and demands subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuits will be dismissed with prejudice. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated. While there can be no assurance as to the ultimate outcomes of the demands or the litigation, neither Tower nor Susquehanna believes that their resolution will have a material adverse effect on its respective financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits No.	Exhibits Title

2.1	Agreement and Plan of Merger by and between Tower Bancorp, Inc. and Susquehanna Bancshares, Inc., dated as of June 20, 2011 ( Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 21, 2011)

2.2	Amendment No. 1 to the Agreement and Plan of Merger by and between Tower Bancorp, Inc. and Susquehanna Bancshares, Inc., dated September 28, 2011 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2011)

3.1	Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER BANCORP, INC.
(Registrant)

Date:	November 9, 2011	/s/ANDREW S. SAMUEL
Andrew S. Samuel
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2011	/s/ Mark S. Merrill
Mark S. Merrill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits No.	Exhibits Title

2.1	Agreement and Plan of Merger by and between Tower Bancorp, Inc. and Susquehanna Bancshares, Inc., dated as of June 20, 2011 ( Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 21, 2011)

2.2	Amendment No. 1 to the Agreement and Plan of Merger by and between Tower Bancorp, Inc. and Susquehanna Bancshares, Inc., dated September 28, 2011 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2011)

3.1	Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

3.2	Amended and Restated Bylaws of Tower Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2010)

4.1	Form of Subordinated Note due July 1, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2009)

4.2	Form of Subordinated Note Due July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 8, 2010)

31.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Securities and Exchange Commission Rule 13a-14(a) / 15d-14(a)

32.1	Certification of President and Chief Executive Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)

32.2	Certification of Chief Financial Officer of Tower Bancorp, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished, not filed)